Form 10-K
period 2022-12-31
Federal Home Loan Bank of Topeka
filed 2023-03-20
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2022, the aggregate par value of stock held by current and former members of the registrant was $1,821,552,800, and 18,215,528 total shares were outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
February 28, 2023
Class A Stock, par value $100 per share	3,598,461
Class B Stock, par value $100 per share	21,808,565

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
•External events, such as economic, financial, or political disruptions, and/or wars, pandemics, and natural disasters, including disasters caused by climate change, which could damage our facilities or the facilities of our members, damage or destroy collateral pledged to secure advances, or mortgage-related assets, which could increase our risk exposure or loss experience;
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

PART I

Item 1: Business

General
One of 11 FHLBanks, FHLBank Topeka is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). Our mission is to be a reliable provider of funding, liquidity, and services for our members so that they can meet the housing, business, and economic development needs of the communities they serve. Our primary business is making collateralized loans, known as advances, to member institutions (members) and certain qualifying non-members (housing associates) and acquiring residential mortgage loans from members. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, and cash management. We are a cooperative owned by our members and are generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees, and board of directors. Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from federal, state, and local taxation, except for real property taxes. Management has identified FHLBank Topeka as a single operating segment and allocates resources and assesses financial performance on that basis. We do not have any wholly- or partially-owned subsidiaries and do not have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.

We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, non-federally insured credit union, insurance company, or depository community development financial institution (CDFI) certified by the U.S. Department of the Treasury’s CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. (See Table 37 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for counts and balances by member type.) Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the FHFA director based on the consumer price index). For 2022, this specified amount was $1.3 billion.

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

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission achievement guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances. As of December 31, 2022, our Primary Mission Asset ratio was 80 percent. We generally intend to maintain the Primary Mission Asset ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

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

Convertible advances and adjustable rate callable advances indexed to short-term fixed rates are no longer current product offerings but $1.7 billion remain outstanding at December 31, 2022.

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

Tables 21 and 22 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2022 and 2021 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2022 and 2021.

Standby Letters of Credit: We issue standby letters of credit on behalf of members to support certain obligations of the members to third-party beneficiaries, often as collateral for deposits from public sector entities or for residential housing financing and community lending. Generally, the term of a letter of credit is one year renewable annually with a final expiration date of up to ten years after issuance. Members are required to fully collateralize the face amount of any letter of credit issued. Members are charged a fee based on the face amount of the letter of credit. If we are required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member immediately or, subject to our discretion, may be converted into an advance to the member. The underwriting and collateral requirements for letters of credit are the same as they are for advances. Letters of credit are subject to an activity stock purchase requirement. For additional details on our letters of credit, see Note 15 of the Notes to Financial Statements under Item 8 –” Financial Statements and Supplementary Data”.

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

MPF Original, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or originated by the PFI. Under these MPF portfolio products, the PFI performs all traditional retail loan origination functions. In addition to the MPF portfolio products, we also offer MPF Xtra and MPF Government MBS. MPF Xtra is an off-balance sheet product structured to facilitate a loan sale from the PFI to FHLBank Chicago and simultaneously to Federal National Mortgage Association (Fannie Mae). MPF Government MBS is an off-balance sheet product structured to facilitate a loan sale of government-guaranteed or -insured loans from the PFI to FHLBank Chicago for securitization into Government National Mortgage Association (Ginnie Mae) MBS. We receive a counterparty fee from our PFIs for our role in MPF Xtra and MPF Government MBS.

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

MPF Servicing – PFIs selling residential mortgage loans under the MPF Program may either retain the servicing function or release the servicing and the servicing rights to an MPF Program-approved servicer. If a PFI chooses to retain the servicing, it receives a servicing fee. If a PFI chooses to release the servicing rights, it will receive a servicing-released premium. PFIs that retain the servicing may utilize approved subservicers to perform the servicing duties, while maintaining the servicing rights.

Mortgage Standards – PFIs are required to deliver residential mortgage loans that meet the eligibility requirements in the MPF Guides. The eligibility guidelines in the MPF Guides applicable to the conventional mortgage loans in our portfolio are broadly summarized as follows:
▪Mortgage characteristics: MPF loans must be qualifying 5- to 30-year conforming conventional, fixed rate, fully amortizing mortgage loans, secured by first liens on owner-occupied 1- to 4-unit single-family residential properties and single-unit second homes.
▪Loan-to-value (LTV) ratio and private mortgage insurance (PMI): Conventional MPF mortgage loans with LTVs greater than 80 percent are insured by PMI from a mortgage insurance company that has successfully passed an internal credit review and is approved under the MPF Program. Generally, the maximum LTV for conventional MPF loans is 95 percent. Affordable Housing Program (AHP) MPF mortgage loans may have LTVs up to 100 percent.
▪Conventional loans must have minimum Fair Isaac Corporation (FICO®) score of 620.
▪Documentation and compliance: Mortgage documents and transactions are required to comply with all applicable laws. MPF mortgage loans are documented using standard Fannie Mae/Federal Home Loan Mortgage Corporation (Freddie Mac) uniform instruments.
▪Government loans: Government mortgage loans sold under the MPF Program have substantially the same parameters as conventional MPF mortgage loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet all requirements to be insured or guaranteed by the applicable government agency (Federal Housing Administration, the Department of Veterans Affairs, the U.S. Department of Agriculture, or the Department of Housing and Urban Development).

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

Allocation of Risk – The MPF Program is designed to allocate risks associated with residential mortgage loans between the PFIs and FHLBank in accordance with the FHFA AMA regulation requirements. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate residential mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing rights of residential mortgage loans, the PFI retains control of the functions that impact credit quality the most. We are responsible for managing the interest rate, prepayment. and liquidity risks associated with holding residential mortgage loans in portfolio. In order to share the credit risk with our PFIs, a third-party model is used to determine the amount of credit enhancement obligation (CE obligation) needed to achieve credit quality that is permissible under the AMA regulation and consistent with our risk appetite. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment. PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management – Lending and AMA Activities” for a discussion of eligible collateral.

For conventional MPF products held in portfolio, each mortgage loan delivered by a PFI is associated with a master commitment. Losses in excess of recorded unpaid principal balance and the total proceeds received from the sale of a residential mortgage property after expenses and PMI, if available, are allocated to the appropriate loss layer in that master commitment and are allocated between the PFI and FHLBank in the following order:
▪FHLBank's First Loss Account (FLA): The FLA is our first layer of credit loss exposure before the PFI's CE obligation. The amount of the FLA is determined by MPF product type and either builds over time by 4 basis points annually or is fixed at 100 basis points of the gross funded loan amount.
▪PFI's CE obligation: The PFI is responsible for participating in credit losses up to a specified amount, which may include proceeds from supplemental mortgage insurance (SMI). The CE obligation is determined by FHLBank consistent with the FHFA's AMA regulation.
▪FHLBank: After the CE obligation has been exhausted, FHLBank will absorb any remaining losses.
▪PFI's performance-based credit enhancement fees (CE fees): PFIs are paid a monthly fee for sharing credit risk. Some of these fees are performance-based. CE fees range from 6 to 14 basis points, depending on the product. Performance-based fees are withheld to reimburse the FHLBank for losses allocated to the FLA.

Investments
We maintain a portfolio of investments for liquidity and asset/liability management purposes and to enhance income. The type of investments we may purchase are limited by regulation. We may hold short-term investments in highly-rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and demand deposits, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). Our long-term investment portfolio primarily includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government). Regulation prohibits the purchase of additional MBS if the aggregate value of MBS owned exceeds 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. As of December 31, 2022, the aggregate value of our MBS portfolio represented 194 percent of our regulatory capital. For details on our investment portfolio, see Note 3 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.” For additional discussion of our investments and their related credit risk, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management.”

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

Table 1 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2022 and 2021 (in millions):

Table 1

	12/31/2022	12/31/2021
Par value of consolidated obligations of FHLBank Topeka	$68,104	$44,228

Par value of consolidated obligations of all FHLBanks	$1,181,743	$652,862

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

Table 2 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2022 and 2021 (dollar amounts in thousands):

Table 2

	12/31/2022	12/31/2021
Total non-pledged assets	$71,641,535	$47,781,713
Total carrying value of consolidated obligations	$67,281,243	$44,199,598
Ratio of non-pledged assets to consolidated obligations	1.06	1.08

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

Capital, Capital Rules and Dividends
FHLBank Capital Adequacy and Form Rules: We must comply with regulatory requirements for total regulatory capital, leverage capital, and risk-based capital. Our RMP requires that we also maintain a ratio of total regulatory capital to total assets of not less than 4.6 percent of total assets, total capital stock to total assets of 2 percent, and permanent capital must exceed our risk-based capital requirement. To satisfy these capital requirements, we maintain a capital plan. The Gramm-Leach-Bliley Act (GLB Act) allows us to have two classes of stock, and each class may have sub-classes. Under our capital plan, we have two classes of authorized stock – Class A Common Stock and Class B Common Stock. Both classes have $100 par value per share. Class A Common Stock is required for membership. Class B Common Stock supports member activities with us, to the extent Class A Common Stock is insufficient to support the calculated activity requirement. The GLB Act and the FHFA rules and regulations define total capital for regulatory capital adequacy purposes as the sum of an FHLBank’s permanent capital, plus the amounts paid in by its stockholders for Class A Common Stock; any general loss allowance, if consistent with U.S. generally accepted accounting principles (GAAP) and not established for specific assets; and other amounts from sources determined by the FHFA as available to absorb losses. The GLB Act and FHFA regulations define permanent capital for the FHLBanks as the amount paid in for Class B Common Stock plus the amount of an FHLBank’s retained earnings, as determined in accordance with GAAP.

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

See Item 5 – “Market for Registrant’s Common Equity – Related Stockholder Matters and Issuer Purchases of Equity Securities,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” and Note 11 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information regarding capital.

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

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, and other respective guidance, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. The calculation of our minimum (threshold) level of retained earnings incorporates regulatory-based estimates of market risk and credit risk, and includes estimates for risk exposure from operational risk, settlement risk related to unsettled consolidated obligations, and net income volatility. The retained earnings threshold level fluctuates from period to period because it is a function of the size and composition of our balance sheet and the risks contained therein at that point in time. As of December 31, 2022, our retained earnings threshold was $0.4 billion. Retained earnings of $1.3 billion exceeded our retained earnings threshold by $0.9 billion at December 31, 2022.

The retained earnings threshold is calculated quarterly and considered by the board of directors as part of each quarterly dividend declaration. The RMP also provides that meeting the established retained earnings threshold has priority over the payment of dividends, but that the board of directors must balance dividends on capital stock against the period over which the retained earnings threshold is met. During the year ended December 31, 2022, the threshold did not significantly affect the amount of dividends declared and paid.

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

Community Investment Cash Advance (CICA) Program: CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 1.4 percent, 3.0 percent and 3.8 percent of total advances outstanding as of December 31, 2022, 2021, and 2020, respectively. Programs offered during 2022 under the CICA Program, which is not funded through the AHP, include:
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

Debt Issuance: We compete with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac, and the FHLBanks are generally referred to as the housing GSEs, and the cost of the debt of each can be positively or negatively affected by political, financial, or other news that reflects upon any of the three housing GSEs. If the supply of competing debt products increases without a corresponding increase in demand, our debt costs may increase. We compete for the issuance of debt primarily on the basis of rate, term, structure of the debt, liquidity of the instrument, and perceived risk of the issuer.

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

Before a government corporation issues and offers obligations to the public, the Government Corporation Control Act provides that the Secretary of the Treasury will prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the manner and time issued; and the selling price. The Bank Act also authorizes the Secretary of the Treasury, at their discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977.

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

Workforce Profile: Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2022, we had 243 full-time and 5 part-time employees. As of December 31, 2022, approximately 52 percent of our workforce identifies as female and 48 percent identifies as male. As of December 31, 2022, 87 percent are non-minority and 13 percent are minority. Our workforce is appropriately staffed, and generally includes a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and also promotes loyalty and commitment in our employee base, which strengthens our success. Adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce and equitable workplace. As of December 31, 2022, the average tenure of our employees was 10.1 years. There are no collective bargaining agreements with our employees.

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
•Management succession planning – our board of directors and leadership actively engage in management succession planning, with a defined plan for our Executive Team, which is reviewed and adjusted annually, to support a smooth transition of operations in the event of an unplanned or planned absence of executives, designed to help assure the successor executives are fully qualified to assume responsibility for ongoing operations;
•Our Performance Management framework includes planned quarterly, documented discussions coordinated between manager and employee. At the start of every quarter, managers and employees are asked to work together to set new goals or update existing goals and review the previous quarter’s goals. In addition to encouraging goal alignment with ever-changing business needs, this quarterly framework also is intended to provide a natural opportunity for feedback and development conversations to occur between employee and manager throughout the year; and
•We are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes, some of which we continue to exercise, and adopted safety protocols and procedures that we believe are in the best interest of our employees and members, and which are designed to comply with or exceed government regulations.

Diversity, Equity and Inclusion: Diversity, Equity and Inclusion (DEI) is a strategic business priority for us and one of our defined corporate Values. Our Office of Minority and Women Inclusion (OMWI) Officer, Chief Human Resources and Inclusion Officer, is a member of our Executive Team, reports to our Chief Executive Officer (CEO), and serves as a liaison to the board of directors. We believe that diversity increases capacity for innovation and creativity; equity helps ensure that we are intentional in recognizing and addressing our employees’ individual needs and in providing opportunities in order to optimize success; and inclusion helps us to leverage the unique perspectives of all employees to help ensure optimal decision-making and strengthen our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI strategic plan that includes quantifiable metrics to measure success and we report regularly on our performance to management and the board of directors. We offer a range of opportunities for our employees to connect, and grow personally and professionally through our Inclusion, Diversity, and Equity Advisory council. We consider learning an important component of our DEI strategy and regularly offer educational opportunities to our employees and strive to evaluate equitable and inclusive behaviors as part of our recruiting, promotion and succession planning processes. We also incorporate DEI as a key component of our incentive plan framework to attempt to ensure organizational focus and individual and collective accountability.

Where to Find Additional Information
We file our annual, quarterly, and current reports and related information with the Securities and Exchange Commission (SEC). You can find our SEC filings at the SEC’s website at www.sec.gov. Additionally, on our website at www.fhlbtopeka.com, you can find a link to the SEC’s website which can be used to access free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

Legislative and Regulatory Developments
Proposed SEC Rule on Climate-related Disclosures. On March 21, 2022, the SEC issued a proposed rule that would require us to make specific climate-related disclosures in our periodic reports. The proposed rule would require us to account for and disclose certain direct, indirect and third-party greenhouse gas emissions, provide additional disclosures of material impact of climate-change risks on our strategy, business model and outlook, disclose climate-event impacts, discuss board of director and management governance and oversight of climate-related risks, climate-change risk management framework considering both physical and transitional risks, and plans to reduce such risks, and provide and discuss climate-related financial impact metrics and expenditure metrics. We are unable to predict when a rule will be finalized and the extent to which a final rule will apply or deviate from the proposed rule. Should the rule become final in its current form, we anticipate a significant increase in our compliance costs given the complexity of these prospective obligations.

FHFA’s Review and Analysis of the FHLBank System. On July 20, 2022, Director of the FHFA Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the FHFA would conduct a review and analysis of the FHLBank System. As part of its review and analysis, FHFA has held a series of public listening sessions and regional roundtable discussions, and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. We anticipate that the FHFA’s review and analysis will culminate in a written report. The report may involve recommendations for changes related to a number of areas such as the FHLBanks’ fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with FHFA’s statutory authority.

Amendments to FINRA Rule 4210: Margining of Covered Agency Transactions. On August 15, 2022, the SEC published amendments to Financial Industries Regulatory Authority (FINRA) Rule 4210 that delayed the effectiveness of margining requirements for covered agency transactions from October 26, 2022 until at least April 24, 2023. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, the collateralization requirements could expose us to credit risk from our counterparties for such transactions. We do not expect this rule to have a material effect on our financial condition or results of operations.

Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On December 16, 2022. the Federal Reserve Board of Governors adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act. enacted in March 2022. The rule, which went into effect February 27, 2023, establishes benchmark replacement rates based on SOFR for certain contracts, to apply following the first London banking day after June 30, 2023 (the “LIBOR replacement date”). Generally, the rule provides that Board-selected benchmark replacements will apply by operation of law to contracts which have the following characteristics: (1) contain no fallback provisions; (2) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (3) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. For FHLBank advances that have any of the above characteristics, the final rule sets the replacement benchmark rate as the Fallback Rate (SOFR) in the International Swaps and Derivatives Association, Inc. 2020 IBOR Fallbacks Protocol. For any other FHLBank contract with the above characteristics, references to overnight LIBOR would be replaced with SOFR and one-, three-, six-, or 12-month LIBOR will be replaced with 30-day Average SOFR, in each case plus the applicable tenor spread adjustment specified in the LIBOR Act.

Federal Reserve Bank Term Funding Program. Effective March 12, 2023, the Federal Reserve implemented a Bank Term Funding Program (BTFP), which offers loans for a term of up to one year to eligible borrowers, secured by eligible collateral owned as of March 12, 2023. Eligible borrowers include any federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. Eligible collateral is any collateral eligible for purchase by the Federal Reserve in open market operations, which collateral includes U.S. Treasuries, agency debt and MBS, among other assets. Eligible collateral will be valued at par and the loans will be made at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points. Loans can be requested under the program until at least March 11, 2024 and borrower may prepay advances (including for purposes of refinancing) at any time without penalty. The BTFP is backstopped by the U.S. Department of Treasury, which will provide up to $25 billion in credit protection to the Federal Reserve in connection with the program. While it is difficult to predict the impact of this new program on our business, financial condition and results of operations at this time, the BTFP is likely to provide an alternative funding source for our members and could reduce their demand for advances during the term of the program.

We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Item 1A: Risk Factors

Business Risk - General
Changes in economic conditions, or federal fiscal and monetary policy could impact our business. Our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss). These conditions include, but are not limited to, the following: (1) changes in interest rates; (2) fluctuations in both debt and equity capital markets; (3) conditions in the financial, credit, mortgage, and housing markets; (4) the willingness and ability of financial institutions to expand lending; and (5) the strength of the U.S. economy and the local economies in which we conduct business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations and that of our members may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities for us and our members, which could adversely affect our financial condition, results of operations, and ability to pay dividends. The Federal Open Market Committee (FOMC) has indicated that ongoing increases in the target Federal funds rate for 2023 would likely be appropriate, while continuing to slow balance sheet growth, in an effort to curb inflationary pressures. Recent efforts by the FOMC to ease inflation, such as increases in policy interest rates, have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook, including concerns about a possible recession. Slowing the growth in their balance sheet holdings of U.S. government bonds and MBS, coupled with rising short term interest rates, may also introduce risks to the market that could trigger an economic recession. Further, adverse trends in employment levels, a slowdown in regional or national economic activity, prolonged inflation, geopolitical instability or conflicts (including Russia’s ongoing war against Ukraine), trade disruptions, pandemics, and economic or other sanctions could adversely affect overall economic conditions (including on a state or local level). If economic and market conditions deteriorate, it could have an adverse effect on our business, including the demand for our products and services, and the value of the collateral securing advances, investments, and mortgage loans held for portfolio.

The impacts of climate change and/or natural disasters in the FHLBank’s region could have a material adverse impact on our members and our business. Portions of our region are subject to risks from tornadoes, floods, drought, or other natural disasters. Climate change is increasing the frequency and intensity of these weather events. These natural disasters, including those resulting from significant climate changes, could damage or destroy our properties (headquarters or business resiliency center), damage or dislocate the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages, damage or destroy collateral securing certain securities, disrupt business for us or our members, negatively impact the livelihood of borrowers of members, or otherwise could cause significant economic dislocation in the affected areas of our region. Any of these situations may adversely impact our financial condition and results of operations.

Climate change regulation and market reactions to climate change could adversely impact our members and our business, including the potential for an increase in climate risk assessment, disclosure, and supervision by our regulators. Furthermore, increased focus on climate change and other environmental, social, and governance matters has led to heightened legislative and regulatory attention in these areas, including the potential for new requirements on climate change-related risk assessment, risk management, and disclosure. New or modified laws and regulations, along with increased stakeholder expectations, related to these matters may increase the costs of compliance for us and our members and alter the environment in which they conduct their businesses, which could adversely affect our business. The shift toward a lower-carbon economy, driven by policy regulations, low-carbon technology advancement, consumer sentiment, and/or liability risks, may negatively impact our business model and/or the business models of our members, asset valuations, and operating costs.

Business Risk - Legislative and Regulatory
Our business has been, and may continue to be, adversely impacted by legislation and other ongoing actions by the U. S. government in response to periodic disruptions in the financial markets. To the extent that any actions by the U.S. government in response to an economic downturn, recession, inflation or other macro-level events or conditions cause a significant decrease in the aggregate amount of advances, investments, or mortgage loans or increase our operating costs, our financial condition and results of operations may be adversely affected. Our primary regulator, the FHFA, also continues to issue proposed and final regulatory and other requirements. Additionally, potential legislative and regulatory changes affecting our members, investors, and dealers of consolidated obligations could adversely affect our business activities, financial condition, and results of operations. Policymakers and regulators have been examining potential policy measures intended to improve the resilience of money market funds and broader short-term funding markets in recent years, including in response to the market stress experienced in the short-term funding markets in March 2020 caused by the COVID-19 pandemic. In December 2021, the SEC proposed additional money market fund reform in an effort to improve the resilience and transparency of money market funds. We cannot predict the effect of any new regulations or other regulatory guidance, including money market reforms, on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding or overall cost of doing business, or a decrease in the size, scope or nature of our membership base, or our lending, investment, or mortgage loan activity, which could negatively affect our financial condition and results of operations. See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws, regulations and other guidance adopted and applied by the FHFA, which serves as the federal regulator of the FHLBanks and the Office of Finance, Fannie Mae, and Freddie Mac. There is a risk that actions by the FHFA toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBanks’ operations and/or financial condition because of the significant difference in their business models compared to ours. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations, and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. The U.S. Congress is considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. We do not know how, when, or to what extent GSE reform legislation will be adopted, and if adopted, how it would impact the business or operations of FHLBank or the FHLBank System. We are, or may also become, subject to further regulations promulgated by the SEC, Commodity Futures Trade Commission (CFTC), Federal Reserve Bank, Financial Crimes Enforcement Network, or other regulatory agencies. In addition, there is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac.

Recently, the FHFA initiated a comprehensive review of the FHLBank System, covering such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. It remains uncertain what legislative, regulatory or other actions, if any, may be proposed or implemented as a result of the FHFA’s review of the FHLBank System, or what their potential effect on the FHLBanks may be. Any of these factors could negatively affect the FHLBanks’ business operations, results of operations, and the value of FHLBank membership

We cannot predict what, regulations will be issued or revised or legislation will be enacted or repealed, and we cannot predict the effect of any such regulations or legislation on our business operations and/or financial condition. Legislative, regulatory, or other changes could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, including limitations to lend to members, change in our membership, limitations on advances made to our members, an increase in our mandatory contribution to affordable housing or community development programs, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, any of which could adversely impact our financial condition and results of operations.

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

The availability of alternative funding sources to our members (such as the new BTFP of the Federal Reserve) may significantly decrease the demand for our advances. Any change we might make in pricing our advances, in order to compete more effectively with competitive funding sources, may decrease our profitability on advances. A decrease in the demand for our advances or a decrease in our profitability on advances, would negatively affect our financial condition and results of operations.

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

Changes in our credit ratings may adversely affect our business operations. As of February 28, 2023, we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of February 28, 2023, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

A default by a derivatives clearinghouse on its obligations could adversely affect our results of operations or financial condition. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and implementing CFTC regulations require all clearable derivatives transactions to be cleared through a derivatives clearinghouse. As a result of such statutes and regulations, we are required to centralize our risk with the derivatives clearinghouses as opposed to the pre-Dodd-Frank Act methods of entering into derivatives transactions that allowed us to distribute our risk among various counterparties. A default by a derivatives clearinghouse could: (1) adversely affect our financial condition in the event the derivatives clearinghouse is unable to make payments owed to us or return our posted initial margin; (2) jeopardize the effectiveness of derivatives hedging transactions; and (3) adversely affect our operations as we may be unable to enter into certain derivatives transactions or do so at cost-effective rates.

Securities or loans pledged as collateral by our members or collateral securing mortgage loans or MBS investments could be adversely affected by the devaluation of, or inability to liquidate, the collateral in the event of a default. Although we seek to obtain sufficient collateral on our credit obligations to protect ourselves from credit losses, changes in market conditions, uninsured or underinsured natural disasters, or other factors may cause the collateral to deteriorate in value, which could lead to a credit loss in the event of a default by a member or a borrower and adversely affect our financial condition and results of operations. If borrowers are unable to pledge additional collateral to fully secure their obligations, whether due to significant financial stress, market volatility, or otherwise, advance levels could decrease and/or credit risk could increase. During economic downturns or periods of significant economic and financial disruptions and uncertainties, the number of members exhibiting significant financial stress may increase, which may expose us to additional member credit risk. A reduction in liquidity in the financial markets or otherwise could have the same effect.

Our funding depends on our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. Our counterparties in the capital markets are also subject to regulations that could alter the balance sheet composition, market activities, and behavior of our counterparties in a way that could be detrimental to our access to the capital markets and overall financial market liquidity, which could have a negative impact on our funding costs and results of operations. Further, we rely on the Office of Finance for the issuance of consolidated obligations, and a failure or interruption of services provided by the Office of Finance could hinder our ability to access the capital markets. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of future severe financial, economic, geopolitical, or other disruptions. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

Market Risk
Our profitability may be adversely affected if we are not successful in managing our interest rate risk. Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advance volumes and pricing, mortgage loan volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, the level of short-term interest rates, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The increase in interest rates from 2021 to 2022 resulted in spread compression between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.

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
Our business, results of operations and financial condition could be adversely impacted by the replacement of the LIBOR benchmark interest rate. The market transition away from LIBOR has been and is expected to continue to be complicated, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. Introduction of an alternative reference rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. Demand for SOFR term debt has gained momentum as LIBOR approaches cessation. Among other factors, demand for SOFR-indexed instruments will continue to be dependent upon market participants' preference for SOFR over existing alternative reference rates or an alternative reference rate that has yet to be developed. The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022. The remaining LIBOR tenors will cease publication immediately after June 30, 2023, and although the Financial Conduct Authority (FCA) does not expect these remaining LIBOR tenors to become unrepresentative prior to the cessation date, there is no assurance LIBOR will continue to be a viable index through any particular date. The upcoming discontinuance of LIBOR and transition to SOFR or an alternative reference rate could adversely impact existing financial assets and liabilities indexed to LIBOR, including the effectiveness of existing hedging transactions, which could have an adverse impact on our business, financial condition, and results of operations.

For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under Item 7.

We rely on derivatives to lower our cost of funds and reduce our interest rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms; thus, these derivatives may adversely affect our results of operations. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends on management’s ability to determine the appropriate hedging positions considering: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends on our ability to enter into derivatives with acceptable counterparties, or through derivative clearinghouses, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) changes in legislation and regulations regarding over-the-counter (OTC) derivatives including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms or at all, we may incur higher funding costs, be required to limit certain advance product offerings, and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

Events such as changes in our market risk profile, credit quality of assets held, and increased volatility of net income caused by the application of certain GAAP may affect the adequacy of our retained earnings and may require us to increase our threshold level of retained earnings and correspondingly reduce our dividends from historical payout ratios to achieve and maintain the threshold amounts of retained earnings under our RMP. Additionally, FHFA regulations on capital classifications could restrict our ability to pay dividends. Further, our ability to pay dividends at historical rates is impacted directly by our net income, so a decline in net income could result in a decline in dividend rates. A decline in dividend rates may diminish members’ interest in holding FHLBank capital stock and could decrease demand for advances, AMA, or letters of credit.

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

We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyberattacks, of our information systems or those of critical vendors and third parties, such as the Federal Reserve Banks, could disrupt our business or adversely affect our reputation. We rely heavily on information systems and other technology to conduct and manage our business, and we rely on vendors and other third parties to perform certain critical services. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue and results of operations could be materially adversely affected. To the extent that we or one of our critical vendors experience a failure or interruption in any of these systems or other technology, including events caused by cyberattacks, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging, and advance activities. Additionally, such failure or breach could disrupt our systems or data necessary for the operation of our business and/or result in the disclosure or misuse of confidential or proprietary information, or the unavailability of systems or data that are necessary for the operation of our business. While we have implemented business resiliency and legacy software reduction plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Cyberattacks, in particular those on financial institutions or financial market infrastructures, have become more frequent, sophisticated, and difficult to detect or prevent. There may be an increased risk of cyberattacks as a result of geopolitical conflicts. A failure to maintain current technology, systems, and facilities or an operational failure or interruption could significantly harm our customer relations, risk management, and profitability, which could negatively affect our financial condition and results of operations. There were no material failures or breaches to disclose for the period.

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

For additional information on internal controls, see “Risk Management – Operations Risk Management” under Item 7.

We may be unable to attract and retain a highly qualified and diverse workforce, including key management. Our success depends on the talents and efforts of our employees, and particularly our management. We have experienced higher employee turnover and increased competition in hiring and retaining skilled key personnel in 2022, attributed to the disruptions and changes to the U.S. labor market triggered by the COVID-19 pandemic. We may be unable to retain key management or to attract other highly qualified and diverse employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract and retain highly qualified and diverse employees, or failure to develop and implement an adequate succession plan for key members of management, could adversely affect our financial condition and results of operations.

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

Item 1B: Unresolved Staff Comments
Not applicable.
Item 2: Properties
We own our primary facility located at 500 SW Wanamaker Road, Topeka, Kansas. Our facility is Leadership in Energy and Environment Design Certified Gold status, in alignment with our commitment to sustainability, energy efficiency, and natural resource conservation.
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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of February 28, 2023, we had 671 stockholders of record and 3,598,461 shares of Class A Common Stock and 21,808,565 shares of Class B Common Stock outstanding, including 2,690 shares of Class A Common Stock and no shares of Class B Common Stock subject to mandatory redemption by members or former members. “Classes” of stock are not registered under the Securities Act of 1933, as amended. The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) of the Exchange Act and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to an FHFA regulation, we voluntarily registered one of our classes of stock pursuant to Section 12(g)(1) of the Exchange Act.

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

Base stock dividends on Class A Common Stock and Class B Common Stock are anticipated to remain at or near current levels in 2023 relative to what was paid in 2022. Dividend rates are influenced by capital levels and the balance of the rates we offer members on advances and the dividend rates we pay on activity-based stock. Historically, dividend rates have moved directionally with short-term interest rates but the pace of interest rate increases slowed at the end of 2022, so further increases in dividend rates may be limited. Market conditions and movements in short-term interest rates can be unpredictable. Adverse changes in FHLBank’s financial results may result in lower dividend rates in future periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Item 6: [Reserved]
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
▪Executive Level Overview - tabular presentation of selected financial data and a general description of our business and financial highlights;
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

Additionally, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K for our MD&A for the fiscal year 2021 compared to fiscal year 2020.

Executive Level Overview
Table 3 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 3

	12/31/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018
Statement of Condition (as of period end):
Total assets	$71,992,842	$48,021,238	$52,591,712	$63,276,654	$47,715,256
Investments[1]	19,261,151	16,058,574	17,251,975	20,086,473	10,305,382
Advances	44,262,750	23,484,288	21,226,823	30,241,315	28,730,113
Mortgage loans, net	7,905,135	8,135,046	9,205,207	10,633,009	8,410,462
Total liabilities	68,316,298	45,306,972	49,923,945	60,485,603	45,261,004
Deposits	711,061	946,207	1,229,361	790,640	473,820
Consolidated obligations, net[2]	67,281,244	44,199,598	48,530,494	59,461,225	44,574,726
Total capital	3,676,544	2,714,266	2,667,767	2,791,051	2,454,252
Capital stock	2,507,709	1,499,301	1,574,004	1,766,456	1,524,537
Retained earnings	1,253,105	1,142,650	1,051,455	999,809	914,022
Statement of Income (for the year ended):
Net interest income	362,991	296,648	251,012	256,064	271,197
Other income (loss)	(13,942)	(41,434)	(40,148)	22,973	(12,847)
Other expenses	80,854	77,529	80,407	72,816	69,108
Income before assessments	267,485	178,435	131,173	205,834	189,215
AHP	26,749	17,845	13,123	20,597	18,944
Net income	240,736	160,590	118,050	185,237	170,271
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid	130,281	69,395	70,824	99,450	96,655
Weighted average dividend rate[3]	6.47%	4.49%	4.38%	6.46%	6.13%
Dividend payout ratio[4]	54.12%	43.21%	59.99%	53.69%	56.77%
Return on average equity	7.47%	5.88%	4.50%	7.32%	6.82%
Return on average assets	0.39%	0.33%	0.21%	0.33%	0.31%
Average equity to average assets	5.28%	5.54%	4.59%	4.45%	4.62%
Net interest margin[5]	0.60%	0.61%	0.44%	0.45%	0.50%
Total capital ratio[6]	5.11%	5.65%	5.07%	4.41%	5.14%
Regulatory capital ratio[7]	5.22%	5.50%	5.00%	4.38%	5.12%

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

2022 Financial Highlights:
•Net income: Net income for the year ended December 31, 2022 was $240.7 million compared to $160.6 million for the year ended December 31, 2021. The $80.1 million increase for the year was primarily a result of an increase of $66.4 million in net interest income and a $27.6 million increase related to fluctuations in fair value of derivatives and trading securities, partially offset by a $3.4 million increase in other expenses driven by compensation and benefits.
•Net interest income/margin: For the year ended December 31, 2022, net interest income was $363.0 million compared to $296.6 million for the same period in the prior year. The increase in net interest income resulted from higher advance rates and average balances, combined with the impact of higher interest rates on fair value hedges. Higher investment yields also contributed to the increase in net interest income. Prepayments continued to slow on mortgage-related assets, which increased interest income due to less premium amortization between periods. Net interest margin declined slightly between periods, from 0.61 percent for the year ended December 31, 2021 to 0.60 percent for the year ended December 31, 2022, due to: (1) asset growth in lower-spread advance products; and (2) an increase in funding costs, primarily short-term borrowing costs.
•Total assets: Total assets increased from $48.0 billion as of December 31, 2021 to $72.0 billion as of December 31, 2022, driven by the $20.8 billion increase in advances between periods.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of December 31, 2022 and 2021, our Primary Mission Asset ratio was 80 percent and 77 percent, respectively.
•Advances: Advances increased from $23.5 billion at December 31, 2021 to $44.3 billion at December 31, 2022. The majority of the $20.8 billion increase was in short-term advances. The average balance of advances increased $11.1 billion, or 47.9 percent, and the average yield increased 161 basis points for the year ended December 31, 2022 when compared to the prior year period. Advance demand has increased as members' earning assets have grown and deposit outflows have increased throughout our district. Members have also increased advance utilization as a source of on-balance sheet liquidity and to manage funding costs in a rising interest rate environment.
•Mortgage loans: Mortgage loans decreased by $0.2 billion from December 31, 2021 to December 31, 2022, representing 11.0 percent of total assets as of December 31, 2022, compared to 16.9 percent as of December 31, 2021. The average balance of mortgage loans decreased $0.5 billion, or 5.4 percent, for the year ended December 31, 2022 when compared to the prior year period as the rising interest rate environment reduced origination volume, although originations were at interest rates higher than that of the existing portfolio. Higher interest rates also slowed prepayments, so the interest income impact of the decrease in balance was also offset by lower premium amortization.
•Performance ratios: Return on average equity (ROE) increased to 7.47 percent for the year ended December 31, 2022 compared to 5.88 percent for the prior year period due primarily to the increase in net income for the year, partially offset by the increase in average capital.
•Dividends: The Class A Common Stock weighted average dividend rate of 1.69 percent per annum and the Class B Common Stock weighted average dividend rate of 7.28 percent per annum combined for a weighted average dividend rate of 6.47 percent per annum for the year ended December 31, 2022, compared to a weighted average dividend rate of 4.49 percent per annum for the same period in 2021.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 4 presents selected market interest rates as of the dates or for the periods shown.

Table 4

Market Instrument	2022	2021	12/31/2022	12/31/2021
	Average Rate	Average Rate	Ending Rate	Ending Rate
Secured Overnight Financing Rate[1]	1.64%	0.04%	4.30%	0.05%
Federal funds effective rate[1]	1.68	0.08	4.33	0.07
Federal Reserve interest rate on reserve balances[1]	1.76	0.13	4.40	0.15
3-month U.S. Treasury bill[1]	2.04	0.04	4.37	0.04
3-month LIBOR[1]	2.40	0.16	4.77	0.21
2-year U.S. Treasury note[1]	2.99	0.26	4.43	0.73
5-year U.S. Treasury note[1]	3.00	0.86	4.00	1.26
10-year U.S. Treasury note[1]	2.95	1.44	3.88	1.51
30-year residential mortgage note rate[1,2]	5.55	3.14	6.58	3.33

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During 2022, concerns about inflation and recession risks, market volatility, and interest rate hikes by the FOMC were central themes. At its February 2023 meeting, the FOMC raised the target for the Federal funds rate to a range of 4.5 percent to 4.75 percent despite modest growth in spending and production and robust job gains. The FOMC acknowledged that inflation has eased somewhat but remains elevated, citing global uncertainty caused by the human and economic toll of Russia’s ongoing war against Ukraine. The FOMC further indicated that ongoing increases in the target range will be required to reduce inflation to the FOMC’s two percent objective. The FOMC began to reduce its balance sheet mid-2022 and will continue reducing its holdings of Treasury securities, Agency debt, and Agency MBS. Mortgage rates continued trending upward, which has reduced refinancing incentive for borrowers and slowed prepayments and weakened housing demand in some markets. The unemployment rate remains low relative to historical averages, as demand for labor remains elevated.

In March 2023, multiple U.S. banks experienced deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets. On March 12, 2023, the Federal Reserve announced a plan to make available additional funding to eligible depository institutions to help assure that they have the ability to meet the needs of all their depositors, through eased access to the discount window and the creation of a new BTFP. The BTFP is currently scheduled to end on March 11, 2024. In accordance with the Federal Reserve Act, the Federal Reserve will publicly disclose information concerning the names, amount borrowed, interest rate, and collateral pledged in connection with participation in the facility one year after the BTFP ends. During this time, we continued to execute our mission by serving as a reliable source of liquidity and funding for our members (See “Financial Condition - Advances” under this Item 7 for additional information.) We continue to monitor these and related developments and assess any effect on our business, results of operations, and financial condition.

Spreads to comparative intermediate and long-term U.S. Treasury instruments for FHLBank consolidated obligation bonds narrowed during the last half of 2022. The yield curve remained inverted at the end of 2022, as the two-year Treasury note has been above the ten-year Treasury note since July 2022. The cost of issuing short-term debt has increased despite the high demand for short-term Agency debt. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

Russia’s invasion of Ukraine in early 2022 initially led to elevated market volatility and additional inflationary pressures through increased commodity prices and exacerbated supply chain disruptions, especially relative to the global economic recovery from the COVID-19 pandemic that was in its early stages at the beginning of 2022. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets, such as the effects of any reduced liquidity in global financial markets and investor demand.Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks. Recent efforts of the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to significant volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook, including concerns about a possible recession. Labor market constraints are expected to keep inflation elevated in early 2023 despite FOMC intervention, which could impact economic growth and member demand for advances. If the level of inflation and inflation expectations continue to trend higher, it could result in higher interest rates, especially short- and intermediate-term interest rates, although the heightened risk of recession could temper rate increases, especially towards the end of 2023. For further discussion, see this Item 7 – “Financial Condition – Consolidated Obligations.”

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. As noted throughout this annual report, many of our variable rate investments, derivative assets, derivative liabilities, and related collateral are indexed to one-month or three-month tenors of LIBOR, some of which have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

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

For derivative transactions that potentially qualify for long haul fair value hedge accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values attributable to the risks being hedged in the hedged items. Quantitative hedge effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis for long haul fair value hedges. We perform testing at hedge inception based on regression analysis of the hypothetical performance of the hedging relationship using historical market data. We then perform regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month we use a consistently applied statistical methodology that employs the most recent 36 historical interest rate environments and includes an R-squared test (commonly used statistic to measure correlation of the data), a slope test, and an F-statistic test (commonly used statistic to measure how well the regression model describes the collection of data). These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, results must fall within established tolerances.

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

For derivative instruments and hedged items that meet the requirements as described above and are designated as fair value hedges, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments not qualifying for hedge accounting or with no identified hedged item (economic derivatives or economic hedges), changes in the market value of the derivative are reflected in income without any offset. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest swaps hedging consolidated obligation discount notes with tenors less than six months. While the fair value of derivative instruments with no offsetting qualifying hedged item will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities associated with economic hedges is expected to partially offset that impact. See Tables 47 and 48 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” which present the notional amount and fair value amount for derivative instruments by hedged item, hedging instrument, hedging objective, and accounting designation. See Tables 10 through 12 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

See Note 1 and Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional discussion of accounting for derivatives and types of hedging transactions.

Fair Value: As of December 31, 2022 and 2021, certain assets and liabilities, including investments classified as trading or available-for-sale, and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

Fair value measurement under GAAP uses a three-level fair value hierarchy to reflect the level of judgment involved in estimating fair value. Fair values are based on market prices when they are available (generally considered a Level 1 or Level 2 valuation under GAAP). If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments (generally considered a Level 3 valuation under GAAP). Pricing models and their underlying assumptions are based on our best estimates for discount rates, prepayment speeds, market volatility and other factors. We validate our financial models at least annually and the models are calibrated to values from outside sources on a monthly basis. We validate modeled values to outside valuation services routinely to determine if the values generated from discounted cash flows are reasonable. Additionally, due diligence procedures are completed for third-party pricing vendors. The assumptions used by third-party pricing vendors or within our models may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. See Note 14 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for a detailed discussion of the assumptions used to calculate fair values and the due diligence procedures completed. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

As of December 31, 2022, we had no fair values that were classified as Level 3 valuations for financial instruments that are measured on a recurring basis at fair value. Periodically, we have impaired mortgage loans and real estate owned (REO) that are written down to their fair values and considered Level 3 valuation. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing for impaired mortgage loans and REO should be considered a Level 3 valuation.

Results of Operations
Earnings Analysis: Table 5 presents changes in the major components of our net income (dollar amounts in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	2022 vs. 2021
	Dollar Change	Percentage Change
Total interest income	$917,547	197.9%
Total interest expense	851,204	509.5
Net interest income	66,343	22.4
Provision (reversal) for credit losses on mortgage loans	1,460	194.7
Net interest income after mortgage loan loss provision	64,883	21.8
Net gains (losses) on trading securities	(28,459)	(33.8)
Net gains (losses) on derivatives	56,090	184.5
Other non-interest income	(139)	(1.1)
Total other income (loss)	27,492	66.4
Operating expenses	2,808	4.6
Other non-interest expenses	517	3.1
Total other expenses	3,325	4.3
AHP assessments	8,904	49.9
NET INCOME	$80,146	49.9%

Net income increased $80.1 million, or 49.9 percent, to $240.7 million for the year ended December 31, 2022 compared to $160.6 million for the year ended December 31, 2021 primarily attributed to a $66.4 million increase in net interest income, as discussed in greater detail below, and a $27.6 million increase related to fluctuations in the fair value of derivatives and trading securities, partially offset by a $3.4 million increase in other expenses driven by compensation and benefits.

Net Interest Income: Net interest income increased $66.4 million, or 22.4 percent, to $363.0 million for the year ended December 31, 2022 compared to $296.6 million for the year ended December 31, 2021. Market interest rates and trends affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. Net interest margin decreased one basis point during 2022 compared to 2021, to 0.60 percent for the year ended December 31, 2022 from 0.61 percent for the prior year due to: (1) asset growth in lower-spread advance products; and (2) an increase in funding costs, primarily short-term borrowing costs (see Table 8). The increase in funding costs was also due to upward repricing of variable rate debt, including fixed rate debt swapped to a variable rate, and the issuance of fixed rate debt at higher market interest rates. The growth in advances was in short-term products with lower spreads, which resulted in spread compression for the last half of 2022. The impact of higher rates on funding costs for the current year is magnified by the reduction in funding costs that occurred in 2021, as the decrease in market interest rates and the tightening of consolidated obligation bond spreads to benchmark rates during 2020 and early 2021 had allowed us to replace called debt at a lower cost. Replacing callable debt results in accelerated amortization of concessions (broker fees) in the month of the call, but the refinanced debt will continue to provide additional benefit in the form of lower rates for future periods. The majority of those bonds remain outstanding but debt issued in 2022 to fund asset growth was at higher rates as benchmark rates rose.

Interest income increased as a result of higher total average asset balances and yields, but these increases were partially offset by declines in the average balance of our highest spread portfolios, mortgage loans and long-term investments, and spread compression on advances and short-term investments. Slowing prepayments and the associated reduction in premium amortization contributed to the increase in yield on mortgage loans and long-term investments, which partially offset the impact of the combined $0.8 billion decline in the average balance for the current year. Line of credit and short-term advances are typically lower-spread products, and the average balance increased between years. The pace of advance prepayments and modifications slowed during 2022, which is typical in rising rate environments. Prepayments and modifications impact the yield and spread on the portfolio by changing the timing or amount of the advance cash flows, but the prepayment fees offset the reduction in yield and make us financially indifferent to the prepayment or modification. Modifications reduce the interest rate on the advance but the advance is retained and the member pays a prepayment fee for the modification.

Mortgage prepayments continued to slow during 2022 due to the rising rate environment, resulting in lower premium amortization which typically widens the spread on mortgages and MBS investments. However, this is highly dependent on the level of interest rates. For further discussion of investments, advances and mortgage loans, see this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For 2022, the increase in short-term interest rates reduced net interest settlement expense by $87.8 million compared to 2021, primarily due to net interest settlements on fair value hedges of available-for-sale securities and advances, which receive floating rate and pay fixed rate. This decrease was partially offset by the increase in net interest settlement expense on fair value hedges of bonds and discount notes, which mostly pay floating rate and receive fixed rate. Tables 6 and 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 6

	2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$4,030	$21,246	$—	$2,421	$5,495	$33,192
Net amortization/accretion of hedging activities	(2,224)	—	803	—	—	(1,421)
Net interest received (paid)	19,577	(3,554)	—	(15,373)	(48,241)	(47,591)
Price alignment amount	(4,975)	(4,785)	—	490	67	(9,203)
TOTAL	$16,408	$12,907	$803	$(12,462)	$(42,679)	$(25,023)

Table 7

	2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,023	$3,360	$—	$(31)	$1,058	$6,410
Net amortization/accretion of hedging activities	(2,730)	—	(1,037)	—	—	(3,767)
Net interest received (paid)	(65,822)	(101,261)	—	11	31,688	(135,384)
Price alignment amount	30	58	—	—	(5)	83
TOTAL	$(66,499)	$(97,843)	$(1,037)	$(20)	$32,741	$(132,658)

Table 8 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	2022			2021			2020
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,560,269	$33,548	2.15%	$955,851	$943	0.10%	$1,405,969	$6,092	0.43%
Securities purchased under agreements to resell	2,311,370	42,895	1.86	2,058,381	1,672	0.08	3,885,281	17,812	0.46
Federal funds sold	3,426,096	68,392	2.00	2,724,279	2,146	0.08	2,452,063	5,050	0.21
Investment securities[1,2]	11,129,636	264,278	2.37	11,490,425	116,673	1.02	13,580,306	162,149	1.19
Advances[1,2]	34,290,538	742,694	2.17	23,178,487	129,586	0.56	24,877,906	268,051	1.08
Mortgage loans[3,4]	8,023,766	228,583	2.85	8,481,472	211,770	2.50	10,549,506	280,708	2.66
Other interest-earning assets	47,418	885	1.87	39,120	938	2.40	44,875	1,211	2.70
Total earning assets	60,789,093	1,381,275	2.27	48,928,015	463,728	0.94	56,795,906	741,073	1.30
Other non-interest-earning assets	223,334			324,482			303,440
Total assets	$61,012,427			$49,252,497			$57,099,346

Interest-bearing liabilities:
Deposits	$785,204	10,342	1.32	$1,032,746	400	0.04	$819,270	1,802	0.22
Consolidated obligations[1]:
Discount Notes	18,092,988	368,075	2.03	10,760,061	5,481	0.05	17,325,512	123,124	0.71
Bonds	38,125,726	638,751	1.68	34,128,310	160,173	0.47	35,560,196	363,896	1.02
Other borrowings	46,803	1,116	2.39	46,896	1,026	2.19	50,726	1,239	2.44
Total interest-bearing liabilities	57,050,721	1,018,284	1.78	45,968,013	167,080	0.36	53,755,704	490,061	0.91
Capital and other non-interest-bearing funds	3,961,706			3,284,484			3,343,642
Total funding	$61,012,427			$49,252,497			$57,099,346

Net interest income and net interest spread[5]		$362,991	0.49%		$296,648	0.58%		$251,012	0.39%

Net interest margin[6]			0.60%			0.61%			0.44%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $6.4 million, $6.4 million and $7.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense (in thousands):

Table 9

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$963	$31,642	$32,605	$(1,509)	$(3,640)	$(5,149)
Securities purchased under agreements to resell	230	40,993	41,223	(5,869)	(10,271)	(16,140)
Federal funds sold	694	65,552	66,246	508	(3,412)	(2,904)
Investment securities	(3,776)	151,381	147,605	(23,060)	(22,416)	(45,476)
Advances	87,651	525,457	613,108	(17,215)	(121,250)	(138,465)
Mortgage loans	(11,874)	28,687	16,813	(52,447)	(16,491)	(68,938)
Other assets	177	(230)	(53)	(146)	(127)	(273)
Total earning assets	74,065	843,482	917,547	(99,738)	(177,607)	(277,345)
Interest Expense[3]:
Deposits	(119)	10,061	9,942	377	(1,779)	(1,402)
Consolidated obligations:
Discount notes	6,237	356,357	362,594	(34,102)	(83,541)	(117,643)
Bonds	20,862	457,716	478,578	(14,104)	(189,619)	(203,723)
Other borrowings	(2)	92	90	(89)	(124)	(213)
Total interest-bearing liabilities	26,978	824,226	851,204	(47,918)	(275,063)	(322,981)
Change in net interest income	$47,087	$19,256	$66,343	$(51,820)	$97,456	$45,636

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

Net Gains (Losses) on Derivatives: Tables 10 and 11 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 10

	2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$4,717	$108,115	$—	$(3,037)	$(837)	$108,958
Mortgage delivery commitments	—	—	(8,619)	—	—	(8,619)
Economic hedges – net interest received (paid)	(172)	(11,676)	—	(1,849)	36	(13,661)
Price alignment amount	(15)	(214)	—	37	6	(186)
Net gains (losses) on derivatives	4,530	96,225	(8,619)	(4,849)	(795)	86,492
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(112,106)	—	—	—	(112,106)
TOTAL	$4,530	$(15,881)	$(8,619)	$(4,849)	$(795)	$(25,614)

Table 11

	2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,350	$81,346	$—	$83,696
Mortgage delivery commitments	—	—	(2,920)	(2,920)
Economic hedges – net interest received (paid)	(830)	(49,568)	—	(50,398)
Price alignment amount	1	23	—	24
Net gains (losses) on derivatives	1,521	31,801	(2,920)	30,402
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(84,140)	—	(84,140)
TOTAL	$1,521	$(52,339)	$(2,920)	$(53,738)

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

For the years ended December 31, 2022 and 2021, net gains and losses on derivatives and hedging activities resulted in other income of $86.5 million and $30.4 million, respectively. The $56.1 million increase for 2022 reflected the increase in the level of swap index rates, which also reduced interest expense on the net interest settlements on economic hedges by $36.7 million for 2022. The fair value gains (excluding related net interest settlements) on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were more than offset by the fair value losses attributable to the associated securities for the year ended December 31, 2022, which are recorded in net gains (losses) on trading securities (see Table 12). Unrealized gains and losses on trading securities are generally driven by movements in intermediate interest rates between periods and are discussed in greater detail below.

Table 12 presents the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 12

	2022			2021
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$19,411	$(21,239)	$(1,828)	$27,322	$(31,046)	$(3,724)
GSE debentures	25,412	(26,963)	(1,551)	15,744	(15,957)	(213)
GSE MBS	61,887	(63,904)	(2,017)	38,085	(37,137)	948
TOTAL	$106,710	$(112,106)	$(5,396)	$81,151	$(84,140)	$(2,989)

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

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and fixed rate multifamily GSE MBS, with a small percentage of variable rate single-family GSE MBS. Periodically, we also invest in short-term securities classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and most of these securities were swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate term Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or SOFR. We are no longer entering into interest rate swaps that reference LIBOR to hedge fixed rate assets or liabilities. For information on LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

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

Table 13

	2022	2021
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(419)	$28
Short-term securities	(23)	23
Total trading securities not hedged	(442)	51
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(21,239)	(31,046)
GSE debentures	(26,963)	(15,957)
GSE MBS	(63,904)	(37,137)
Total trading securities hedged on an economic basis with derivatives	(112,106)	(84,140)
TOTAL	$(112,548)	$(84,089)

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

Other Expenses: Other expenses, which includes compensation and benefits and other operating expenses, were $80.9 million and $77.5 million for the years ended December 31, 2022 and 2021, respectively. The $3.4 million increase between years is due primarily to a $1.4 million increase in compensation and benefits expense due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment and a $1.5 million increase in other operating expenses. We expect modest increases in compensation and benefits expense for 2023 in anticipation of continued hiring for new and open positions. We also expect an increase in other operating expense for the next few years due to planned multi-year software implementation.

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

We believe that certain non-GAAP financial measures are helpful for understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which are impacted by fair value fluctuations, gains/losses on instrument sales, non-recurring transactions, or transactions that are not routine or are considered unpredictable. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest income, (3) adjusted net interest margin, (4) adjusted ROE, and (5) adjusted ROE spread. We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (excluding net interest settlements); (3) non-routine and/or unpredictable items, such as prepayment/yield maintenance fees and gains/losses on securities; and (4) non-recurring items, such as gains/losses on retirement of debt and gains/losses on mortgage loans held for sale. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as “adjusted ROE spread.” Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. We believe that adjusted income, adjusted ROE, and adjusted ROE spread are useful metrics for measurement and comparison because we generally hold securities to maturity and do not trade derivatives or trading securities speculatively. In contrast, the same metrics as calculated under GAAP can vary significantly from period to period because of the volatility caused by the aforementioned excluded items. Management believes such volatility hinders a consistent and comparable measurement analysis.

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

While we believe the non-GAAP measures contained in this report are useful to our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP. Non-GAAP financial measures have no standardized measurement prescribed by GAAP, are not audited, and may not be comparable to similar non-GAAP financial measures used by other companies. We calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below.

Table 14 presents a reconciliation of GAAP net income to adjusted income (a non-GAAP measure) (in thousands):

Table 14

	2022	2021
Net income, as reported under GAAP	$240,736	$160,590
AHP assessments	26,749	17,845
Income before AHP assessments	267,485	178,435
Derivative (gains) losses[1]	(133,531)	(87,185)
Trading (gains) losses	112,548	84,089
Prepayment/yield maintenance fees[2]	(7,436)	(14,423)
Net (gains) losses on sale of held-to-maturity securities	89	—
Total excluded items	(28,330)	(17,519)
Adjusted income (a non-GAAP measure)	$239,155	$160,916

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

Table 15 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (non-GAAP measures) (in thousands):

Table 15

	2022	2021
Net interest income, as reported under GAAP	$362,991	$296,648
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(33,192)	(6,410)
Net interest settlements on derivatives not qualifying for hedge accounting	(13,661)	(50,398)
Prepayment/yield maintenance fees[1]	(7,436)	(14,423)
Adjusted net interest income (a non-GAAP measure)	$308,702	$225,417

Net interest margin, as calculated under GAAP	0.60%	0.61%
Adjusted net interest margin (a non-GAAP measure)	0.51%	0.46%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 16 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread (a non-GAAP measure) is calculated as follows (dollar amounts in thousands):

Table 16

	2022	2021
Average GAAP total capital	$3,222,987	$2,729,844
ROE, based upon GAAP net income	7.47%	5.88%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	7.42%	5.89%
Average overnight Federal funds effective rate	1.68%	0.08%
GAAP ROE as a spread to average overnight Federal funds effective rate	5.79%	5.80%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	5.74%	5.81%

Financial Condition
Overall: Table 17 presents the percentage concentration of the major components of our Statements of Condition:

Table 17

	Component Concentration
	12/31/2022	12/31/2021
Assets:
Cash and due from banks	0.1%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.3	11.6
Investment securities	15.4	21.9
Advances	61.5	48.9
Mortgage loans, net	11.0	16.9
Other assets	0.7	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.0%	2.0%
Consolidated obligation discount notes, net	34.4	13.7
Consolidated obligation bonds, net	59.0	78.4
Other liabilities	0.5	0.3
Total liabilities	94.9	94.4

Capital:
Capital stock outstanding	3.5	3.1
Retained earnings	1.7	2.4
Accumulated other comprehensive income (loss)	(0.1)	0.1
Total capital	5.1	5.6
Total liabilities and capital	100.0%	100.0%

Table 18 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 18

	Increase (Decrease) in Components
	12/31/2022 vs. 12/31/2021
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$123	0.5%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	2,586,603	46.6
Investment securities	615,974	5.9
Advances	20,778,462	88.5
Mortgage loans, net	(229,911)	(2.8)
Other assets	220,353	69.4
Total assets	$23,971,604	49.9%

Liabilities:
Deposits	$(235,146)	(24.9)%
Consolidated obligation discount notes, net	18,206,416	277.2
Consolidated obligation bonds, net	4,875,230	13.0
Other liabilities	162,826	101.0
Total liabilities	23,009,326	50.8

Capital:
Capital stock outstanding	1,008,408	67.3
Retained earnings	110,455	9.7
Accumulated other comprehensive income (loss)	(156,585)	(216.5)
Total capital	962,278	35.5
Total liabilities and capital	$23,971,604	49.9%

Total assets increased between periods, from $48.0 billion at December 31, 2021 to $72.0 billion at December 31, 2022, driven by an increase in advances and short-term investments between those periods. Advances increased $20.8 billion from December 31, 2021 to December 31, 2022, from $23.5 billion to $44.3 billion, representing 61.5 percent of total assets as of December 31, 2022 compared to 48.9 percent as of December 31, 2021. Overnight investments increased $2.6 billion, representing 11.3 percent of total assets as of December 31, 2022, compared to 11.6 percent as of December 31, 2021. Mortgage loans decreased by $0.2 billion from December 31, 2021 to December 31, 2022, representing 11.0 percent of total assets as of December 31, 2022, compared to 16.9 percent as of December 31, 2021. Total liabilities increased $23.0 billion from December 31, 2021 to December 31, 2022, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 85.1 percent and 14.9 percent of total consolidated obligations, respectively, at December 31, 2021 compared to 63.2 percent and 36.8 percent at December 31, 2022. Total capital increased $962.3 million, or 35.5 percent, from December 31, 2021 to December 31, 2022 due to an increase in capital stock related to the increase in advances and net income in excess of dividends paid, partially offset by unrealized losses on available-for-sale securities.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2022 and 2021. Advance par value increased by 90.6 percent, from $23.4 billion at December 31, 2021 to $44.7 billion at December 31, 2022 (see Table 19). The majority of the growth was in our overnight line of credit product, followed by fixed rate term advances. Average advance balances reached historically high levels during 2022, as deposits at some member banks declined from 2020 highs, coupled with an increase in loan demand at member banks. Members earning asset growth has generally outpaced deposit growth. Additionally, member deposit levels have been mixed throughout the district, with some members experiencing declines in deposit funding as interest rates have increased and deposits have moved into higher yielding investments. Members are also returning to advances for funding due to the impact of financial market volatility on liquidity investments and interest rate risk management. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis. Members typically prefer shorter-term advances that reprice relative to short-term interest rates, especially in the current rising interest rate environment, as these advances provide efficient funding relative to member assets and will reprice to lower costs if interest rates decline.

As of December 31, 2022 and 2021, 64.4 percent and 54.4 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur during 2023 due to the impact of rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, which could include decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources which may impact the demand for advances on the basis of relative cost.

Advances continued to increase during the first quarter of 2023, driven by continued demand by depository members for liquidity. In particular, during March 2023, our members’ demand for advances increased temporarily in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by some depository institutions.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 92.9 percent and 89.6 percent of our total advance portfolio as of December 31, 2022 and 2021, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. As part of our LIBOR transition plan, we began offering adjustable rate advances indexed to SOFR in late 2020 and had $2.8 billion of SOFR-indexed advances outstanding as of December 31, 2022. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

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

Table 19

	12/31/2022		12/31/2021
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$15,682,310	35.1%	$1,630,399	7.0%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	2,504,950	5.6	1,732,250	7.4
Adjustable rate callable advances	1,700,299	3.8	1,354,300	5.8
Standard housing and community development advances:
Adjustable rate callable advances	22,262	0.1	29,712	0.1
Total adjustable rate term advances	4,227,511	9.5	3,116,262	13.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	12,988,848	29.1	10,006,622	42.7
Regular fixed rate advances	10,290,760	23.1	6,161,167	26.3
Fixed rate callable advances	64,071	0.1	65,846	0.3
Standard housing and community development advances:
Regular fixed rate advances	356,035	0.8	395,366	1.7
Fixed rate callable advances	458	—	831	—
Total fixed rate term advances	23,700,172	53.1	16,629,832	71.0
Convertible:
Standard advance products:
Fixed rate convertible advances	309,650	0.7	1,385,150	5.9
Amortizing:
Standard advance products:
Fixed rate amortizing advances	465,181	1.0	364,912	1.5
Fixed rate callable amortizing advances	19,370	—	21,009	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	238,773	0.6	275,381	1.2
Fixed rate callable amortizing advances	11,748	—	9,883	—
Total amortizing advances	735,072	1.6	671,185	2.8
TOTAL PAR VALUE	$44,654,715	100.0%	$23,432,828	100.0%

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

Our potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies in our four-state district, but also includes potential credit risk exposure to credit unions, housing associates and a small number of non-members. Table 20 presents advances outstanding by borrower type (in thousands):

Table 20

	12/31/2022	12/31/2021
Member advances:
Commercial banks	$17,944,987	$5,031,786
Savings institutions	14,368,319	11,466,718
Insurance companies	6,941,648	5,291,976
Credit unions	5,298,334	1,472,814
CDFIs	19,929	17,612
Total member advances	44,573,217	23,280,906

Non-member advances:
Housing associates	81,498	146,922
Non-member borrowers[1]	—	5,000
Total non-member advances	81,498	151,922

TOTAL PAR VALUE	$44,654,715	$23,432,828

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

Table 21

	12/31/2022		12/31/2021
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$10,740,000	24.1%	$9,045,000	38.6%
BOKF, N.A.	4,700,000	10.5
Capitol Federal Savings Bank	2,650,082	5.9	1,590,000	6.8
United of Omaha Life Insurance Co.	1,946,896	4.4	1,597,502	6.8
Security Life of Denver Insurance Co.	1,650,000	3.7	1,445,000	6.2
Colorado Federal Savings			745,000	3.2
TOTAL	$21,686,978	48.6%	$14,422,502	61.6%

Table 22 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 22

	2022		2021
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$179,164	24.8%	$20,670	11.1%
Capitol Federal Savings Bank	73,661	10.2	19,005	10.2
BOKF, N.A.	37,990	5.3
Pacific Life Insurance Co.	32,484	4.5
Security Life of Denver Insurance Co.	26,901	3.7
American Fidelity Assurance Co.			10,851	5.8
United of Omaha Life Insurance Co.			7,140	3.9
WEOKIE Federal Credit Union			5,943	3.2
TOTAL	$350,200	48.5%	$63,609	34.2%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

Prepayment Fees - Advances are priced based on our marginal cost of issuing matched-maturity funding while considering our related administrative and operating costs, pricing on other funding alternatives available to members, and desired profitability targets. Advances with a maturity or repricing period greater than three months that do not include call features that can be exercised at the option of the member generally incorporate a fee sufficient to make us economically indifferent should the borrower decide to prepay the advance.

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) collateralize public unit deposits: (2) facilitate residential housing finance; (3) facilitate community lending; (4) manage assets/liabilities; or (5) provide liquidity or other funding. Outstanding letters of credit balances totaled $6.5 billion and $5.2 billion as of December 31, 2022 and 2021, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2022 and 2021, which are noted in Table 20, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government residential mortgage loans.

The mortgage loan portfolio declined slightly between periods, from $8.1 billion at December 31, 2021 to $7.9 billion at December 31, 2022. Mortgage rates continued to trend upward in response to market conditions, which has reduced refinancing incentive for borrowers and significantly slowed prepayments and origination volume. Despite slowing prepayments, loan repayments continue to exceed purchases, resulting in a decrease of 2.8 percent in the outstanding net balance of our mortgage loan portfolio. Net mortgage loans as a percentage of total assets decreased, from 16.9 percent as of December 31, 2021 to 11.0 percent as of December 31, 2022. Mortgage loans are one of the highest net spread assets on our balance sheet so shifts in the balance sheet concentration of mortgage loans will impact net interest income. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2022 was $1.0 billion.

Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and capital level, as growth in advances impacts our total assets and capital level, which allows the balance of mortgage loans to increase while maintaining our targeted AMA risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans.

The MPF Xtra product is an off-balance sheet product structured to facilitate the sale of mortgage loans from our PFIs to FHLBank Chicago and simultaneously to Fannie Mae. During 2022 and 2021, we had MPF Xtra loan volume of $0.2 billion and $0.8 billion, respectively. The decrease in MPF Xtra volume from 2021 to 2022 reflects: (1) the relative attractiveness of MPF Xtra pricing compared to competitive pricing from other secondary market investors as well as pricing of our on-balance sheet MPF product; and (2) the level of market interest rates (reduction in refinance volume when mortgage rates move higher). The MPF Government MBS product is an off-balance sheet product structured to facilitate the sale of government loans from our PFIs to FHLBank Chicago, which are then aggregated and pooled into securities guaranteed by Ginnie Mae. We had volume of $181.0 million and $280.8 million in the MPF Government MBS product during 2022 and 2021, respectively.

Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2022.

Table 23 presents the unpaid principal balance of mortgage loans according to the amortization schedule based on the contractual terms of the loan (in thousands). Scheduled repayments are reported in the maturity category in which the payment is due. Prepayments may shorten the amortization period and late payments may extend the principal amortization of the late payments to the maturity date.

Table 23

Redemption Term	12/31/2022	12/31/2021
Due in one year or less	$305,406	$312,016
Due after one year through five years	1,267,141	1,308,237
Due after five years through fifteen years	3,147,613	3,253,517
Thereafter	3,110,018	3,166,202
TOTAL UNPAID PRINCIPAL BALANCE	$7,830,178	$8,039,972

Table 24 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the borrower was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 24

	12/31/2022		12/31/2021
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Tulsa Teachers Credit Union	$326,491	4.2%	$344,847	4.3%
Fidelity Bank	325,530	4.2	299,229	3.7
Community National Bank & Trust	233,975	3.0	232,272	2.9
West Gate Bank	227,649	2.9	253,506	3.2
Mid-America Bank	176,792	2.3
NBKC Bank			206,585	2.6
TOTAL	$1,290,437	16.6%	$1,336,439	16.7%

Table 25 presents mortgage loan portfolio credit ratios and the components of the ratio calculation for the periods presented (dollar amounts in thousands):
Table 25

	12/31/2022	12/31/2021
Average loans outstanding during the period, unpaid principal balance	$7,934,465	$8,372,879
Mortgage loans held for portfolio, unpaid principal balance	7,830,178	8,039,972
Nonaccrual loans, unpaid principal balance	22,095	37,163
Allowance for credit losses	6,378	5,317
Net charge-offs (recoveries)	(351)	(890)

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	—%	(0.01)%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.08	0.07
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.28	0.46
Ratio of allowance for credit losses to nonaccrual loans	28.87	14.31

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
Table 26

FICO Score[1]	12/31/2022	12/31/2021
< 620	0.5%	0.4%
620 to < 660	4.5	4.3
660 to < 700	12.3	12.0
700 to < 740	19.4	19.1
>= 740	63.3	64.2
	100.0%	100.0%

Weighted average	749	750

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
Table 27

LTV	12/31/2022	12/31/2021
<= 60%	16.5%	17.1%
> 60% to 70%	14.6	15.1
> 70% to 80%	49.8	49.7
> 80% to 90%	10.4	10.0
> 90% to < 100%	8.7	8.1
	100.0%	100.0%

Weighted average	73.9%	73.5%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2022 and 2021. Table 28 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration. If the state was not one of the top five states with the highest concentration for one of the periods presented, the applicable column is left blank.
Table 28

	12/31/2022	12/31/2021
Kansas	38.0%	36.4%
Nebraska	24.6	24.6
Oklahoma	12.1	12.5
Colorado	11.2	11.9
Missouri	2.1
Iowa		2.0
All other	12.0	12.6
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans increased from December 31, 2021 to December 31, 2022. The nominal increase is due primarily to the net effect of new loans entering the portfolio and previously modeled loans exiting the portfolio. Deterioration in forecasted House Price Index (HPI) increased loss projections on new originations versus those that exited the portfolio during the year. For seasoned loans, the deterioration in HPI forecasts had only a negligible impact on year-over-year loss projections. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.0 percent and 1.1 percent of the amortized cost of total conventional loans at December 31, 2022 and December 31, 2021, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $3.2 billion from December 31, 2021 to December 31, 2022 primarily due to an increase in liquidity investments and MBS. MBS holdings increased during 2022, especially during the fourth quarter, as the recent improvement in spreads on MBS provided investment opportunities.

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

Table 29

	12/31/2022	12/31/2021
Interest-bearing deposits	$2,039,333	$692,159
Federal funds sold	3,750,000	3,360,000
Certificates of deposit	—	200,023
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,789,333	$4,252,182

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

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2022, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout 2022, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2022, all unsecured investments were rated as investment grade based on NRSROs (see Table 32).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2022 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight
Domestic	$2,039,333
U.S. Branches and agency offices of foreign commercial banks:
Canada	1,500,000
Australia	1,000,000
United Kingdom	600,000
Finland	250,000
Netherlands	250,000
Germany	150,000
Total U.S. Branches and agency offices of foreign commercial banks	3,750,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,789,333

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our RMP restricts the acquisition of investments to highly rated long-term securities. Generally, fixed rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also satisfy regulatory liquidity requirements. We also purchase fixed rate securities for duration and interest rate risk management. Currently, the majority of our variable rate investment securities are indexed to LIBOR but we stopped purchasing LIBOR-indexed investments in 2018. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of December 31, 2022, the aggregate value of our MBS portfolio represented 194 percent of our regulatory capital. We purchased $2.2 billion of MBS during 2022 but remained below our regulatory threshold at December 31, 2022 due primarily to an increase in regulatory capital. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2022 expire no later than 2026 though they are renewable upon request of the HFA and at our option. Total principal commitments for bond purchases under the SBPAs were $0.9 billion and $0.7 billion as of December 31, 2022 and 2021, respectively. We were not required to purchase any bonds under these agreements during 2022. We plan to continue supporting the state HFAs in our district by executing SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

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

See Note 3 of the Notes to Financial Statements under Item 8 of this annual report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of December 31, 2022 are summarized by security type in Table 31 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2021. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 31

	12/31/2022					12/31/2021
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
Certificates of deposit	$—	$—	$—	$—	$—	$200,023
U.S. Treasury obligations	396,233	—	—	—	396,233	917,472
GSE debentures	104,838	284,117	—	—	388,955	415,918
GSE MBS	—	622,984	—	13,281	636,265	806,542
Total trading securities	501,071	907,101	—	13,281	1,421,453	2,339,955
Available-for-sale securities:
U.S. Treasury obligations	1,241,508	1,858,697	215,151	—	3,315,356	2,816,437
U.S. obligation MBS	—	—	—	40,039	40,039	50,767
GSE MBS	74,627	1,325,760	3,861,491	737,143	5,999,021	4,851,981
Total available-for-sale securities	1,316,135	3,184,457	4,076,642	777,182	9,354,416	7,719,185
Held-to-maturity securities:
State or local housing agency obligations	—	—	40,505	30,000	70,505	74,865
GSE MBS	—	9,902	54,225	210,798	274,925	371,320
Total held-to-maturity securities	—	9,902	94,730	240,798	345,430	446,185

Total securities	1,817,206	4,101,460	4,171,372	1,031,261	11,121,299	10,505,325

Interest-bearing deposits	2,039,852	—	—	—	2,039,852	693,249

Federal funds sold	3,750,000	—	—	—	3,750,000	3,360,000

Securities purchased under agreements to resell	2,350,000	—	—	—	2,350,000	1,500,000
TOTAL INVESTMENTS	$9,957,058	$4,101,460	$4,171,372	$1,031,261	$19,261,151	$16,058,574

Weighted average yields[1]:
Available-for-sale securities	1.83%	2.44%	3.04%	2.56%
Held-to-maturity securities	—%	1.13%	2.53%	1.82%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 32 and 33 present the carrying value of our investments by rating as of December 31, 2022 and 2021 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 32

	12/31/2022
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$519	$2,039,333	$—	$2,039,852

Federal funds sold[2]	—	250,000	3,500,000	—	3,750,000

Securities purchased under agreements to resell[3]	—	150,000	—	2,200,000	2,350,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,711,589	—	—	3,711,589
GSE debentures	—	388,955	—	—	388,955
State or local housing agency obligations	40,505	30,000	—	—	70,505
Total non-mortgage-backed securities	40,505	4,130,544	—	—	4,171,049
Mortgage-backed securities:
U.S. obligation MBS	—	40,039	—	—	40,039
GSE MBS	—	6,910,211	—	—	6,910,211
Total mortgage-backed securities	—	6,950,250	—	—	6,950,250

TOTAL INVESTMENTS	$40,505	$11,481,313	$5,539,333	$2,200,000	$19,261,151

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $39.3 million at December 31, 2022.
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

Table 34 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2022 and 2021 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 47 and 48 under Part I, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 34

	12/31/2022	12/31/2021
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$785,188	$1,533,413
Non-mortgage-backed securities	785,188	1,533,413
Mortgage-backed securities:
Fixed rate	622,984	775,050
Variable rate	13,281	31,492
Mortgage-backed securities	636,265	806,542
Total trading securities	1,421,453	2,339,955
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,315,356	2,816,437
Non-mortgage-backed securities	3,315,356	2,816,437
Mortgage-backed securities:
Fixed rate	3,193,215	3,322,673
Variable rate	2,845,845	1,580,075
Mortgage-backed securities	6,039,060	4,902,748
Total available-for-sale securities	9,354,416	7,719,185
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	70,505	74,865
Non-mortgage-backed securities	70,505	74,865
Mortgage-backed securities:
Fixed rate	33,741	48,399
Variable rate	241,184	322,921
Mortgage-backed securities	274,925	371,320
Total held-to-maturity securities	345,430	446,185
TOTAL	$11,121,299	$10,505,325

Deposits: Total deposits decreased 24.9 percent, from $0.9 billion at December 31, 2021 to $0.7 billion at December 31, 2022. Deposit programs are offered primarily to facilitate customer transactions with us, and all deposits are uninsured. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Deposits are typically in overnight or demand accounts that generally re-price daily based upon a market index such as the overnight Federal funds rate. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2023 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at members, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Table 35 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 35

	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$429,345	1.29%	$619,793	0.05%	$463,984	0.25%
Demand deposits	318,282	1.23	409,927	0.02	354,173	0.18
Non-interest bearing deposits			175,034	—

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

Fixed rate bonds are generally used to fund fixed rate advances, mortgage loans and investments. To the extent that bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to alter the fixed rate bonds' characteristics in order to match the assets' index. However, we use SOFR-indexed debt to fund LIBOR-indexed assets as we transition away from LIBOR. Additionally, we often use variable rate, fixed rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR or OIS to fund short-term advances and money market investments and/or as a liquidity risk management tool. We have no outstanding debt indexed to LIBOR as of December 31, 2022. We have $25.0 million of fixed rate debt swapped to LIBOR as of December 31, 2022. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

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

Table 36 presents the carrying value of consolidated obligation bonds and discounts notes as of December 31, 2022 and 2021 (in thousands).

Table 36

	12/31/2022	12/31/2021
Bonds:
Par value	$43,106,535	$37,658,250
Premiums	18,950	27,470
Discounts	(3,789)	(2,720)
Concession fees	(11,262)	(11,877)
Hedging adjustments	(604,595)	(40,514)
Total bonds	42,505,839	37,630,609
Discount Notes:
Par value	24,997,018	6,569,580
Discounts	(190,034)	(469)
Concession fees	(714)	(122)
Hedging adjustments	(30,865)	—
Total discount notes	24,775,405	6,568,989
TOTAL	$67,281,244	$44,199,598

Total consolidated obligations increased $23.1 billion, or 52.2 percent, from December 31, 2021 to December 31, 2022. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 85.1 percent and 14.9 percent, respectively, at December 31, 2021 to 63.2 percent and 36.8 percent at December 31, 2022, respectively. We increased issuance of discount notes, floating rate term debt, and swapped callable fixed rate and callable step-up debt to more closely match the term and/or repricing characteristics of our assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. All floating rate bonds issued during 2021 and 2022 were indexed to SOFR as we continue to transition away from LIBOR and maintain an allocation of floating rate bonds funding short-term advances and short-term investments. Management is monitoring the relationship between SOFR-indexed debt and our remaining LIBOR-based assets. For a discussion on yields and spreads, see Table 8 under this Item 7 - “Results of Operations.” For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

We often execute derivatives concurrently with the issuance of consolidated obligations to reduce funding costs or to alter the characteristics of our liabilities to more closely match the term and /or repricing characteristics of our assets and to create synthetic variable rate debt at a cost that is lower than funding alternatives and comparable variable rate cash instruments issued directly by us. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and short-term fixed rate assets. It also allows us, in some instances, to offer a wider range of advances at more attractive terms than would otherwise be possible. Swapped consolidated obligation transactions depend on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may adjust the types or terms of the consolidated obligations issued and derivatives utilized to better match assets, meet customer needs, and/or improve our funding costs.

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2023 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

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

The notional amount of total derivatives outstanding increased by $28.1 billion, from $21.3 billion at December 31, 2021 to $49.5 billion at December 31, 2022, primarily due to increases in interest rate swaps hedging discount notes, with other smaller increases in interest rate swaps hedging fixed rate bonds and fixed rate advances, which reflects the increase in short- and mid-term non-callable fixed rate advances, and increases in interest rate swaps hedging callable fixed rate, callable step-up consolidated obligation bonds, and non-callable fixed rate consolidated obligation bonds, which corresponds with the issuance shift, as discussed above. For additional information regarding the types of derivative instruments and risks hedged, see Tables 47 and 48 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

Capital: Total capital increased $962.3 million, or 35.5 percent, from December 31, 2021 to December 31, 2022 due to an increase in capital stock primarily related to the increase in advances and net income in excess of dividends paid, partially offset by unrealized losses on available-for-sale securities (see Table 38). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

The increase in retained earnings from December 31, 2021 to December 31, 2022 is attributed to the net income for the year of $240.7 million, exceeding the $130.3 million payment of dividends in 2022. Dividends increased $60.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 as a result of increases in average capital stock outstanding and higher dividend rates paid on both Class A Common Stock and Class B Common Stock as discussed previously. The JCE Agreement provides that we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. As of December 31, 2022, our level of restricted retained earnings represented approximately 0.51 percent of average outstanding consolidated obligations. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 37 as of December 31, 2022 and 2021 (dollar amounts in thousands):

Table 37

	2022		2021
	Count	Amount	Count	Amount
Commercial banks	530	$1,174,219	538	$547,416
Savings institutions	21	672,893	21	544,227
Credit unions	88	335,733	89	153,863
Insurance companies	26	323,824	26	252,851
CDFIs	4	1,040	4	944
Total GAAP capital stock	669	2,507,709	678	1,499,301
Mandatorily redeemable capital stock	3	280	4	582
TOTAL REGULATORY CAPITAL STOCK	672	$2,507,989	682	$1,499,883

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

Table 38 provides a summary of member capital requirements under our current capital plan as of December 31, 2022 and 2021 (in thousands):

Table 38

Requirement	12/31/2022	12/31/2021
Asset-based (Class A Common Stock only)	$179,450	$172,913
Activity-based (additional Class B Common Stock)[1]	2,125,885	1,192,421
Total Required Stock[2]	2,305,335	1,365,334
Excess Stock (Class A and B Common Stock)	202,654	134,549
Total Regulatory Capital Stock[2]	$2,507,989	$1,499,883

Activity-based Requirements:
Advances[3]	$2,005,795	$1,047,866
Letters of credit	16,190	13,020
AMA assets (mortgage loans)[4]	233,793	239,577
Total Activity-based Requirement	2,255,778	1,300,463
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	49,557	64,871
Total Required Stock[2]	$2,305,335	$1,365,334

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2022 and 2021.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $130.3 million for the year ended December 31, 2022 compared to $69.4 million for the same period in the prior year. The weighted average dividend rate for the year ended December 31, 2021 was 6.47 percent which represented a dividend payout ratio of 54.1 percent compared to a weighted average dividend rate of 4.49 percent and a payout ratio of 43.2 percent for the year ended December 31, 2021. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in December 2022 were based on income during the three months ended November 30, 2022. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold rate before paying a higher rate to holders of Class B Common Stock. The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2021 and 2022. The dividend parity threshold is floored at zero percent when the current overnight Federal funds target rate is less than one percent. Table 39 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2022:

Table 39

Applicable Rate per Annum	12/31/2022	09/30/2022	06/30/2022	03/31/2022
Class A Common Stock	3.00%	2.25%	1.00%	0.25%
Class B Common Stock	8.50	7.75	6.50	5.75
Weighted Average[1]	7.79	6.94	5.63	4.88
Dividend Parity Threshold:
Average effective overnight Federal funds rate	3.65%	2.20%	0.76%	0.12%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	2.65%	1.20%	0.00%	0.00%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 40 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2021:

Table 40

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

We anticipate that our base stock dividends on Class A Common Stock and Class B Common Stock will remain at or near 2022 levels throughout 2023. Historically, dividend rates have moved directionally with short-term interest rates but the pace of interest rate increases slowed at the end of 2022, so further increases of dividend rates may be limited. Market conditions and movements in short-term interest rates can be unpredictable. Adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, if there is a change to the dividend parity threshold, the capital plan requires that we provide members notice of that change 90 days prior to a dividend payment

Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. We expect to continue paying dividends primarily in the form of capital stock, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

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

Sources and Uses of Liquidity – A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, we generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for our portion of consolidated obligations (i.e., those obligations issued on our behalf). In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks. Our uses of liquidity primarily include repaying called and maturing consolidated obligations for which we are the primary obligor, issuing advances, and purchasing investments and mortgage loans. We also use liquidity to repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, interest income, or the sale of unencumbered assets.

During the year ended December 31, 2022, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $45.9 billion and $395.4 billion, respectively, compared to $40.0 billion and $265.1 billion for the year ended December 31, 2021. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio increased between periods, from $7.2 billion as of December 31, 2021 to $10.0 billion as of December 31, 2022. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately. The increase in the short-term liquidity portfolio between periods was in anticipation of increased advance demand.

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

During the year ended December 31, 2022, advance disbursements totaled $630.2 billion compared to $497.2 billion for the prior year period which reflects increased member utilization of advances, especially short-term advances. During the year ended December 31, 2022, investment purchases (excluding overnight investments) totaled $6.4 billion compared to $3.7 billion for the same period in the prior year. During the year ended December 31, 2022, payments on consolidated obligation bonds and discount notes were $40.4 billion and $377.4 billion, respectively, compared to $40.0 billion and $269.4 billion for the prior year period.

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

Transition from LIBOR to an Alternative Reference Rate – Some of our investments, derivatives, and collateral pledged are indexed to LIBOR, with exposure extending past June 30, 2023. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan for the replacement of LIBOR that includes strategies to manage and reduce exposure, operating under the assumption that SOFR will become the dominant replacement in the capital markets. On July 1, 2021, the FHFA issued a Supervisory Letter to the FHLBanks regarding an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations such as volume of underlying transactions, credit sensitivity and modeling risk, among others, that an FHLBank should consider prior to using an alternative reference rate.

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. As of December 31, 2022, our exposure to LIBOR was primarily in investments and in derivatives hedging assets (indexed to the one-month and three-month tenors). We are prohibited by our regulator from entering into new financial assets, liabilities, or derivatives that reference LIBOR.

As part of our transition plan, we transferred LIBOR-indexed MBS with an amortized cost of $2.0 billion from held-to-maturity to available-for-sale during the second quarter of 2021. This transfer will enable us to sell these securities to reduce LIBOR exposure when market conditions and reinvestment opportunities are favorable. During the third quarter of 2022, we sold $12.6 million of LIBOR-indexed securities classified as trading and $20.0 million of LIBOR-indexed securities classified as held-to-maturity. All held-to-maturity securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Market activity in SOFR-based financial instruments continues to develop. We offer advances indexed to SOFR and issue variable rate consolidated obligation bonds indexed to SOFR. In addition, we have been using SOFR- and OIS-based derivatives to manage interest-rate risk and reduce funding costs. We have also begun to transition certain LIBOR-indexed swaps to SOFR with the intent to continue to do so over the next several months.

We had $2.8 billion in advances indexed to SOFR outstanding as of December 31, 2022. We have no variable rate advances indexed to LIBOR.

Table 41 presents the par value of variable rate investment securities by the related interest rate index as of December 31, 2022 (dollar amounts in thousands):

Table 41

12/31/2022
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$70,505	2.2%
Non-mortgage-backed securities	70,505	2.2
Mortgage-backed securities:
LIBOR	1,431,795	44.6
SOFR	1,710,785	53.2
Other	17	—
Mortgage-backed securities	3,142,597	97.8
TOTAL	$3,213,102	100.0%

Table 42 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of December 31, 2022 (in thousands):

Table 42

12/31/2022
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$70,505
Non-mortgage-backed securities	70,505
Mortgage-backed securities:
Through June 30, 2023	39,471
Thereafter	1,392,324
Mortgage-backed securities	1,431,795
TOTAL	$1,502,300

Table 43 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of December 31, 2022 (amounts in thousands):

Table 43

12/31/2022
Index	Pay Side	Receive Side
Fixed rate	$16,685,215	$32,431,747
LIBOR	25,000	2,597,554
SOFR	31,301,748	12,319,072
OIS	1,105,000	1,768,590
TOTAL	$49,116,963	$49,116,963

Table 44 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of December 31, 2022 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 44

12/31/2022
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
Prior to June 30, 2023	—	—	44,440	6,000
Thereafter	—	25,000	357,001	2,190,113
TOTAL	$—	$25,000	$401,441	$2,196,113

As of December 31, 2022, all $21.6 billion of variable rate consolidated obligation bonds were indexed to SOFR.

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
▪Cash or deposits;
▪Other acceptable real estate-related collateral, which includes privately issued collateralized mortgage obligations, mortgages on multifamily residential real property, second mortgages on 1-4 family residential property, and mortgages on commercial real estate; or
▪In the case of any CFI, secured loans to small business, small farm and small agri‑business or securities representing a whole interest in such secured loans.

In order for collateral to be eligible for acceptance, we must be able to determine that the collateral has a readily ascertainable market value, can be reliably discounted to account for liquidation and other risks, and is able to be liquidated in due course.

The Bank Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party that has rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide us a blanket lien covering substantially all of the member’s assets and their consent for us to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, we normally do not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. We take control of all securities collateral through delivery of the securities to us or to an approved third-party custodian. With respect to non-blanket lien borrowers (typically insurance companies, CDFIs, and housing associates), and given the interaction with certain state insurance laws with the Bank Act, we take control of all pledged collateral. If the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, we will take control of sufficient collateral intended to fully collateralize the member’s indebtedness to us.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral eligibility and transaction margin requirements on our reverse repurchase agreements are monitored daily. U.S. Treasury obligations and MBS securitized by Fannie Mae or Freddie Mac represent the majority of our long-term investments. Other long-term investments include MBS issued by Ginnie Mae, unsecured GSE debentures and collateralized state and local HFA securities.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral collateral exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2022.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2022.

We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. In addition, we have our internal pricing model validated regularly by an independent consultant. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. See Note 6 of the Notes to Financial Statements under Item 8 for additional information on managing credit risk on derivatives.

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

We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout 2022.

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

Our derivative instruments contain provisions that require all credit exposures be collateralized. See Note 6 of the Notes to Financial Statements under Item 8 for additional information on collateral posting requirements.

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years. We were in compliance with these regulations at all times during the year ended December 31, 2022.

We generally maintained stable access to the capital markets throughout 2022. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed documents concerning our vulnerability to transactions that contain triggers to gain an understanding of the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for uncleared derivative transactions and SBPAs. Our staff monitors triggers in order to properly manage any type of potential risks from triggers. For additional information regarding our credit exposure relating to derivative contracts, see Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

With respect to advances, letters of credit, and SBPAs, credit practices are impacted by certain triggers based on the member’s or housing associate’s financial performance (or the ratings of bonds underlying SBPAs) as defined in detail in our policies and/or the appropriate agreements. See Notes 1, 4 and 15 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements” for collateral requirements designed for our credit products.

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2022 and 2021, we were a party to, or participated in, 31 and 25 SBPAs, respectively, in which our principal commitments were $0.9 billion and $0.7 billion, respectively. We were not required to purchase any bonds under any agreements during the year ended December 31, 2022.

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

Business risk also includes political, reputation, and regulatory risk. Congress occasionally considers legislation that could have an impact on the housing GSEs, including the FHLBanks. Legislation has the power to impact our cost of funds and our cost of doing business. It could also limit or expand existing authorities or change the competitive balance among the FHLBanks and other housing GSEs. Consequently, we seek to: (1) positively influence legislative outcomes; (2) support, oppose, or comment on regulatory proposals; and (3) continually educate all stakeholders about our positive impact on the communities we serve. To manage these types of business risks, we maintain a Director of Government and Industry Relations position and work with lobbying firms in Washington, D.C. Additionally, we, along with the other 10 FHLBanks, partner with our Washington, D.C.-based trade association, the Council of FHLBanks, to ensure that the FHLBank System's common legislative and regulatory interests are served. More specifically, we promote the enactment of laws and regulations that are beneficial to FHLBank Topeka and our members, and we oppose detrimental laws and regulations. We also work to enhance awareness and understanding of the FHLBanks among Washington leaders, including members of Congress and their staff, Executive departments, regulators, trade associations, and the financial media.

For additional discussions of general business risk, legislative and regulatory business risk and strategic business risk, see Item 1A - “Risk Factors.”

Joint and Several Liability - Although we are primarily liable for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. See Item 1 – “Business – Debt Financing – Consolidated Obligations” and Note 8 of the Notes to Financial Statements under Item 8 for additional information regarding FHLBank’s joint and several liability.

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

Systems Malfunctions and Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide security program. The goal of our enterprise security program is to maintain a security framework such that: (1) physical and information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) physical and information assets and information systems are available when needed; and (4) cybersecurity threats and/or other information security risks are identified, monitored, and addressed through our enterprise information security program.

Man-made or Natural Disasters - We manage the risk of business disruption and systems failure due to man-made or natural disasters by having in place at all times a business resiliency plan, the purpose of which is to provide contingency plans for situations where operations cannot be carried out in their normal manner. We maintain an alternate data center that is geographically located far enough from our primary data center to prevent both data centers from being impacted by the same event. We also maintain an off-site business resumption center which includes computer equipment, office space, supplies, and other resources to allow our employees to resume operations if our headquarters is inaccessible. Our on-site power generators support both the alternate data center and business resumption center in case of total power failure. Business partners may also resume operations by working remotely in situations where our headquarters is inaccessible. Comprehensive business resiliency exercises utilizing the alternate data center and business resumption center are conducted routinely and vary in scope and duration to simulate various types of disruptions. The disaster recovery plans are reviewed and updated annually. We also have a reciprocal back-up agreement in place with FHLBank Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank Boston’s members. We complete an annual test of this agreement with FHLBank Boston to ensure the process and related systems are functioning properly. We also maintain a funds transfer contingency agreement with FHLBank Boston that is tested annually, which authorizes either FHLBank Topeka or FHLBank Boston to process wire transfers for the other during a contingency situation.

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

Table 45 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 45

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2022	1.7	1.7	2.1
09/30/2022	1.6	1.8	2.6
06/30/2022	1.6	2.2	3.3
03/31/2022	1.5	0.7	3.4
12/31/2021	0.6	-0.4	1.5
09/30/2021	0.4	-2.7	1.5
06/30/2021	-0.1	-2.4	1.2
03/31/2021	-0.4	-4.0	1.7

The primary factors contributing to the net changes in duration from December 31, 2021 to December 31, 2022 were: (1) the significant increase in interest rates and the relative level of mortgage rates during the period; (2) the decrease in outstanding balance of and percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund new advance activity. The significant increase in interest rates during the period caused the mortgage loan portfolio contribution to duration to lengthen slightly less than the associated liabilities, contributing to the decreasing asset sensitive DOE profile in the base case. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios.

The overall increase in interest rates since December 31, 2021 generally lengthened the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the decrease in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general increase in interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative decrease in refinancing incentive for borrowers.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.1 months and -0.3 months for December 31, 2022 and 2021, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 46 presents MVE as a percent of TRCS. As of December 31, 2022, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of December 31, 2022 (see Table 38 under Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of December 31, 2022. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Generally, a positive duration position accompanied by rising interest rates would negatively impact the base market value of equity (numerator). Likewise, as capital increases, the MVE/TRCS ratio declines since the capital level is the denominator in the ratio. While rising interest rates contributed to a negative impact on base MVE during the period (mortgage loan portfolio market values declined more than the unswapped callable consolidated obligation bond portfolio), the declining trend in the following ratios over the past few quarters is primarily the result of the increasing capital position as discussed and referenced above.

Table 46

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2022	143	148	154
09/30/2022	147	151	158
06/30/2022	154	159	168
03/31/2022	176	177	182
12/31/2021	186	184	195
09/30/2021	209	201	206
06/30/2021	201	192	196
03/31/2021	205	194	191

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

Table 47

12/31/2022
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$8,219,720	$39,770
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	309,650	9,795
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	34,257	1,107
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	176,464	234
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,250,000	770
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,243,924	74,972
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	798,500	43
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	652,700	32,883
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	1,727
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	33,882	(149)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	12,564,086	(1,095)
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	7,508,162	1,003
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,304,500	(18,280)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	8,053,000	(458,805)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	100,000	(8)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,902,000	(124,715)
TOTAL				$49,454,845	$(440,748)

Table 48

12/31/2021
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$4,808,953	$(7,734)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,385,150	(38,292)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,977	(1,189)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	18,316	232
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	2,490	—
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,970,019	(57,966)
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,700,000	(424)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,298,500	(115)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	740,863	(27,654)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	477,500	335
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	72,025	(13)
Consolidated Obligation Bonds
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	4,682,000	(35,627)
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,187,000	14,261
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	924,000	(10,017)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	20,000	(57)
TOTAL				$21,324,793	$(164,260)

Item 8: Financial Statements and Supplementary Data
The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-60 of this Form 10‑K.
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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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

Item 9B: Other Information
None.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
Table 49 sets forth certain information about each of our executive officers as of the filing date of this annual report on Form 10-K.
Table 49

Executive Officer	Age	Position Held
Mark E. Yardley	67	President and Chief Executive Officer
Sonia R. Betsworth	61	EVP/Chief Administrative Officer
Jeffrey B. Kuzbel	56	EVP/Chief Financial Officer
Brian J. Dreher	52	SVP/Chief Information Officer
Dan J. Hess	57	SVP/Chief Business Officer
Amanda J. Kiefer	47	SVP/Chief Human Resources and Inclusion Officer
Carl M. Koupal, III	39	SVP/Chief Legal and Ethics Officer, Corporate Secretary
Thomas E. Millburn[1]	52	SVP/Chief Audit Executive
Martin L. Schlossman, Jr.	54	SVP/Chief Risk Officer
Amy J. Crouch	47	VP/Chief Accounting Officer
__________
1    Although Mr. Millburn is a non-voting member of FHLBank's executive team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Exchange Act because he is not in charge of a principal business unit, division or function, nor does he perform a policy making function.

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Chief Audit Executive and the Chief Risk Officer (CRO), may be removed from office or discharged by the board of directors or the President and CEO with or without cause. The Chief Audit Executive may be removed from office, with or without cause, only with the approval of the Audit Committee. The CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.

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

Sonia R. Betsworth became Executive Vice President and Chief Administrative Officer (CAO) in January 2022, after serving as Senior Vice President and CAO since March 2017, and as Interim CAO starting in January 2017. Ms. Betsworth is responsible for overseeing FHLBank’s Information Technology, Building Services and Security, Corporate Portfolio Management, and Corporate Strategies activities. From March 2013 through December 2016, she was Senior Vice President and Chief Credit Officer. She served as Senior Vice President, Director of Credit from July 2009 to March 2013; Senior Vice President, Director of Member Products from April 2006 through June 2009; Director of Sales, Lending and Collateral from 2002 to April 2006; and Director of Credit and Collateral from 1999 to 2002. She joined FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

Jeffrey B. Kuzbel became Executive Vice President and CFO in January 2022, after serving as Senior Vice President and CFO starting in April 2021. Mr. Kuzbel is responsible for overseeing FHLBank’s Accounting and Capital Markets activities. Prior to joining FHLBank in 2021, Mr. Kuzbel served as LIBOR Transition Executive at Capital One Financial from 2019 to March 2021; Treasury & Balance Sheet Management CFO at Capital One Financial from 2016 through 2018; Managing Vice President, Balance Sheet Management, at Capital One Financial from 2013 through 2015; Vice President, Balance Sheet Strategy from 2010 through 2012; and Senior Director, Treasury Finance & Analytics during 2009. Prior to his tenure at Capital One Financial, Mr. Kuzbel served as Lead Director – Market Risk Management for Freddie Mac, as Vice President – Fixed Income Portfolio Management and Trading at Advanced Investment Management, Inc., and as Head of Investments at the Federal Home Loan Bank of Pittsburgh.

Brian Dreher became Senior Vice President and Chief Information Officer (CIO) in January 2022, after serving as Vice President and Director of IT Infrastructure & Operations starting in 2014. Mr. Dreher is responsible for FHLBank’s Information Technology activities, including IT governance, application solutions delivery, information security, infrastructure, and operations. He served as Vice President, Assistant Director of Information Technology from 2010 to 2014 and Vice President, Software Development Manager from 2004 to 2010. He joined FHLBank in 1998.

Dan J. Hess became Senior Vice President and Chief Business Officer in March 2013. Mr. Hess is responsible for overseeing FHLBank’s Product Administration and Lending, Product Development and Research, Sales, Member Solutions, and Wire Services activities. Mr. Hess previously served as Senior Vice President, Director of Member Products from July 2009 to March 2013; First Vice President, Director of Sales from April 2002 to May 2009; and Senior Vice President, Director of Sales from May 2009 to July 2009. Mr. Hess joined FHLBank in 1995 as a Correspondent Banking Account Manager for Kansas. He was promoted to Lending Officer in 1997, to Assistant Vice President and Lending Manager in 1999, and to Vice President in 2000.

Amanda J. Kiefer became Senior Vice President and Chief Human Resources and Inclusion Officer in October 2021. Ms. Kiefer is responsible for overseeing FHLBank’s Human Resources and DEI activities. Ms. Kiefer previously served as First Vice President, Director of Human Resources and Inclusion since January 2016, and as Interim Director of Human Resources from October 2015 to January 2016. Ms. Kiefer joined FHLBank in 2011 as Officer and Corporate Counsel, and was subsequently promoted to Assistant Vice President, Assistant General Counsel and OMWI Officer.

Carl M. Koupal, III became Senior Vice President and Chief Legal and Ethics Officer (CLEO), Corporate Secretary in October 2022. Mr. Koupal is responsible for overseeing FHLBank’s Legal Services, Housing and Community Development, Government and Industry Relations, and Corporate Governance activities. Mr. Koupal previously served as Chief Compliance and Ethics Officer & General Counsel, Corporate Secretary since October 2021, as First Vice President, Associate General Counsel, Director of Legal Services and Compliance, Corporate Secretary from April 2018 to October 2021, and as Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary from March 2016 through March 2018. Mr. Koupal joined FHLBank in 2008 as a Law Clerk and was promoted to Staff Attorney in 2009, Legal and Compliance Officer in 2011, Assistant Vice President, Assistant General Counsel, Director of Compliance and Assistant Corporate Secretary in 2014, and Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary in 2016.

Thomas E. Millburn became Senior Vice President, Chief Audit Executive in March 2016. Mr. Millburn is responsible for overseeing FHLBank’s Internal Audit activities. Mr. Millburn previously served as Senior Vice President, Chief Internal Audit Officer from March 2011 to March 2016 and Senior Vice President, Director of Internal Audit from December 2010 to March 2011. Mr. Millburn joined FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999, Vice President in 2000 and First Vice President in March 2004.
Martin L. Schlossman, Jr. became CRO in March 2017, after serving as Interim CRO starting in January 2017. Mr. Schlossman is responsible for overseeing FHLBank’s Credit, Mark Risk Analysis, and Operations Risk and Compliance activities. Mr. Schlossman previously served as Senior Vice President, Associate CRO from March 2012 through December 2016. He joined FHLBank in November 2000 as an Enterprise Risk Analyst and was promoted to Planning Officer in December 2001, Assistant Vice President in March 2004, Vice President in June 2005, and First Vice President in March 2009. He was named Associate CRO in June 2010 and was promoted to Senior Vice President in March 2012.

Amy J. Crouch became Chief Accounting Officer and FHLBank’s Principal Accounting Officer in January 2023. Ms. Crouch is responsible for FHLBank’s Accounting activities, including financial reporting. Ms. Crouch previously served as Vice President, Director of Financial Reporting since September. 2011, and as SEC Reporting and Compliance Manager from April 2008 to September 2011. She joined FHLBank in 2005 as SEC Reporting and Compliance Accountant.

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

On November 8, 2022, Barry J. Lockard from the state of Nebraska, Douglas E. Tippens from the state of Oklahoma, and Lance L. White from the state of Kansas were each declared elected as member directors, and Thomas E. Henning and Carla D. Pratt were each declared elected as independent directors of FHLBank’s board of directors. Each of the directors elected in 2022 will serve four-year terms expiring December 31, 2026.

Table 50 sets forth certain information regarding each of our directors as of the filing date of this annual report on Form 10-K.
Table 50

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Donald R. Abernathy, Jr.	66	Member	January 2020	December 2023	(a), (d)
Milroy A. Alexander	73	Independent	January 2015	December 2024	(a), (b), (c), (e) Chair
G. Bridger Cox	70	Member	January 2011	December 2023	(b), (c) Chair
Thomas E. Henning	70	Independent	January 2023	December 2026	(a), (b), (d)
Michael B. Jacobson	69	Member	January 2022	December 2025	(d), (f)
Holly Johnson	59	Independent	January 2016	December 2023	(a) Chair, (c), (d)
Lynn Jenkins Katzfey	59	Independent	July 2019	December 2024	(e), (f)
Barry Lockard	57	Member	January 2019	December 2026	(b), (c) Vice Chair, (e), (f)
Craig A. Meader	65	Member	January 2020	December 2023	(e), (f)
L. Kent Needham	69	Member	January 2013	December 2024	(a), (c), (d) Chair
Jeffrey R. Noordhoek	57	Independent	July 2020	December 2025	(b), (f)
Mark J. O’Connor	58	Member	May 2011	December 2025	(c), (d), (f) Chair
Thomas H. Olson, Jr.	57	Member	January 2013	December 2024	(a), (b) Chair, (c), (e)
Carla D. Pratt	54	Independent	January 2023	December 2026	(b), (e)
Douglas E. Tippens	68	Member	January 2015	December 2026	(b), (e), (f)
Paul E. Washington	53	Independent	July 2021	December 2025	(a), (e)
Lance L. White	49	Member	January 2023	December 2026	(d), (f)

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

Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving non-profit housing organizations and a residential and commercial redevelopment authority. A former board member of the Municipal Securities Rulemaking Board, he was also a member of the board of trustees of Rose Community Foundation for 10 years ending in December 2017, and is currently board chair of the Lowry Redevelopment Authority and Northeast Denver Housing Center. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The board of directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 21 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO; his certification as a certified public accountant (CPA); his more than 11 years as an auditor with Touche Ross & Co. (now Deloitte); his past service on the audit committees of many organizations, his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and risk management practices; and his ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with racial diversity, when making his nomination.

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

Thomas E. Henning has been Manager of Henning LLC Companies since January 2023. Prior to his current role, Mr. Henning was Chairman, President and CEO of the Assurity Group, Inc. (AGI), a mutual holding company of life insurance companies in Lincoln, Nebraska, from 2005 through 2022 and was employed by Security Financial Life Insurance Co., a predecessor to AGI, from 1990 to 2005. Mr. Henning has served on the board of Nelnet, Inc., a public company and provider of education finance and services, headquartered in Lincoln, Nebraska, since 2003. He has also served on the board of First Interstate Bank, a public company and provider of financial services headquartered in Billings, Montana, since 2022, and previously served on the board of Great Western Bank prior to its acquisition by First Interstate Bank from 2015 to 2022. The board of directors considered Mr. Henning’s qualifications, skills, and attributes, including his past experience as Chairman, President, and CEO of a life and health insurance company; his past experience as President and CEO of a community bank and President and Chief Operating Officer of a regional banking group; his prior and current service on the board of publicly traded companies; his more than 40 years of financial services experience; his prior service as an FHLBank director; and his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, risk management practices, and the law, when making his nomination. Prior to his current term, Mr. Henning served as an independent director of FHLBank from April 2007 through December 2015.

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

Holly Johnson, a Chickasaw citizen and CPA, owns a tribal consulting company providing services to the Chickasaw Nation in the area of administrative support and policy development. She served as Secretary of the Department of Treasury for the Chickasaw Nation from October 2012 to December 2019, where she was responsible for all finance and accounting functions. From October 2010 to September 2012, she served as the Administrator of Planning and Organizational Development for the Chickasaw Nation. From August 2003 to October 2010, she served as an Elected Tribal Legislator for the Pontotoc District. Ms. Johnson serves as a trustee of the Chickasaw Foundation and is a past trustee of the Ada City Schools Foundation and the Chickasaw Nation's 401(k) plans, a past board member of the Ada Chamber of Commerce, a member of the Oklahoma State University School of Accounting Executive Advisory Board, and a former appointed commissioner of the Oklahoma Ethics Commission. She represented Indian Tribal Governments on the Advisory Committee of the Internal Revenue Service. The board of directors considered Ms. Johnson's qualifications, skills and attributes, including her role as Secretary for the Department of Treasury for the Chickasaw Nation; her experience as a CPA and at public accounting firms; her experience in and knowledge of auditing and accounting, financial management, organizational management, project development and risk management practices; and her ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with gender and racial diversity, when making her nomination.

Lynn Jenkins Katzfey has been a partner at LJ Strategies since January 2019. Ms. Katzfey worked as a CPA for 16 years before launching a career in public service. Ms. Katzfey served as Treasurer of the State of Kansas and was subsequently elected to serve five terms in the U.S. House of Representatives. She currently serves on the boards of directors for American Century Investments Mutual Funds and previously served on the board of directors of MGP Ingredients, Inc. The board of directors considered Ms. Katzfey's qualifications, skills and attributes, including her role as a member of the U.S. House of Representatives, including service in leadership roles and on the House Financial Services Committee and the House Ways and Means Committee; her role as the Treasurer of the State of Kansas; her experience as a CPA and at public accounting firms; her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and the law; and her ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with gender diversity, when making her nomination.

Barry J. Lockard has served as President and CEO of Cornhusker Bank, Lincoln, Nebraska, since 2007. Mr. Lockard previously held senior leadership roles at Black and Decker, Cincinnati Bell, and First National Bank of Omaha. He also served eight years in the Nebraska Army National Guard. He has served on the boards of directors of the Nebraska Bankers Association, the American Bankers Association Community Bankers Council, and is a trustee for the Graduate School of Banking at Colorado, where he has also served as a member of the faculty. Although the board of directors did not participate in Mr. Lockard’s nomination since he is a member director, Mr. Lockard possesses a bachelor’s degree in business administration, is a graduate of the Colorado Graduate School of Banking, and has more than 15 years as a bank CEO, that assists in his service as a director.

Craig A. Meader has served as Chairman and CEO of First National Bank of Kansas since 1988. Mr. Meader has served as Chairman of the Kansas Bankers Association and the Bankers Bank of Kansas. Mr. Meader is a former member of the American Bankers Association (ABA) Community Bankers Council, Government Relations Council and the ABA board of directors. Although the board of directors did not participate in Mr. Meader’s nomination since he is a member director, Mr. Meader possesses a bachelor’s degree in business administration and finance, is a graduate of the Madison Wisconsin Graduate School of Banking, served on the board of directors of Bankers’ Bank of Kansas, N.A. for seven years, including one year as Chairman, and has more than 40 years as a bank CEO, that assists in his service as a director.

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

Jeffrey R. Noordhoek has served as CEO of Nelnet, Inc., a publicly traded company, since January 2014, and previously served as President of Nelnet, Inc. from January 2006 through December 2013. The board of directors considered Mr. Noordhoek's qualifications, skills and attributes, including his position as CEO of Nelnet, Inc., which is a publicly traded company listed on the New York Stock Exchange and is the largest education payment plan provider in the United States; his lending, financial services, capital markets and derivatives experience; his experience overseeing a large team of information technology and IT security professionals; and his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and risk management practices, when making his nomination.

Mark J. O’Connor serves as the president of the Board of The Impact Development Fund, a nonprofit CDFI headquartered in Loveland, Colorado. Mr. O’Connor recently retired as President of Investments of FirstBank Holding Company, Lakewood, Colorado, where he held many leadership positions since 1989. Although the board of directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 30 years of banking experience. He is a graduate of the Pacific Coast Banking School and has over 18 years of investment portfolio management experience, which includes serving as the President of Investments and chair of the ALCO Committee of a large bank holding company. His experience on the board of a state housing finance authority, including service as chairman, and his prior experience as an FHLBank director assist in his service as a director.

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Windsor, Colorado, from 1998 through 2019. Mr. Olson is currently the chairman of Points West Community Bank, Windsor, Colorado, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Director of Nebraska State Bank, Director of O&F Cattle Co., and Director of Rush Creek Land and Livestock. Although the board of directors did not participate in Mr. Olson's nomination since he is a member director, Mr. Olson has a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 36 years of banking experience, including more than 21 years as CEO, that assists in his service as a director.

Carla D. Pratt has served as the Ada Lois Sipuel Fisher Chair in Civil Rights, Race, and Justice in Law at the University of Oklahoma College of Law since May 2022. Prior to her current position she served as Dean and Professor of Law at Washburn University School of Law in Topeka, Kansas from July 2018 to May 2022. Prior to joining Washburn University School of Law, she served various faculty and administrative roles at Penn State’s Dickinson School of Law beginning in July 2000. Prior to joining academia, she practiced insurance law and commercial litigation. The board of directors considered Ms. Pratt’s qualifications, skills and attributes, including her position as former Dean and Professor of Law at Washburn University School of Law; her service as an Associate Justice of the Standing Rock Sioux Supreme Court; her service on the accrediting body that is authorized by the U.S. Department of Education to accredit American law schools; her experience and deep understanding of diversity and inclusion issues and initiatives; her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, risk management practices, and the law; and her ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with racial and gender diversity, when making her nomination.

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

Paul E. Washington has served as Executive Vice President for IMA Financial Group, Denver Colorado, since May 2021, where he is responsible for mergers & acquisitions, commercial real estate strategy, communications, governance, administration, and investments. Mr. Washington served as market director (a regional president-equivalent position) for JLL, a Fortune 500, SEC registered commercial real estate services company from April 2017 to May 2021. He currently serves on the boards of directors for Independent Bank Group, Inc.; Colorado Concern; Downtown Denver Partnership; and Denver Museum of Nature & Science. Mr. Washington holds bar licenses in Colorado and California and previously served on the Colorado Housing and Finance Authority board of directors from 2013 to 2021 where he served as both board chair and chair of the Finance committee. The board of directors considered Mr. Washington's qualifications, skills, and attributes, including his degree in business and his J.D. and L.L.M. in taxation; his prior experience in leading a large real estate services company; his prior service on the board of directors of the Colorado Housing and Finance Authority; his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, risk management practices, and the law; and his ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with racial diversity, when making his nomination.

Lance L. White has served as President and CEO of Bank of the Flint Hills, Wamego, Kansas, since 2007. Although the board of directors did not participate in Mr. White’s nomination since he is a member director, Mr. White has a B.S. in Accounting, is a graduate of the Colorado Graduate School of Banking, has served on the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Kansas City, and has over 25 years of banking experience, including more than 15 as CEO, that assists in his service as a director.

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics is filed as an exhibit to reports we file with the SEC and has been posted on our website at www.fhlbtopeka.com in the “Board Governance” page. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. Except for the documents specifically incorporated by reference into this annual report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this annual report on Form 10-K. Reference to our website is made as an inactive textual reference. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the CLEO of FHLBank at 500 SW Wanamaker, Topeka, Kansas, 66606.
Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Holly Johnson (chair), Donald R. Abernathy, Jr., Milroy A. Alexander, Thomas E. Henning, L. Kent Needham, Thomas H. Olson, Jr. and Paul E Washington.

The board of directors has determined that Holly Johnson is an “audit committee financial expert” as that term is defined under SEC regulations. Ms. Johnson is “independent” in accordance with the Nasdaq Independence Standards (defined under Item 13 below) for audit committee members, as those standards were applied by our board of directors.

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

The named executive officers in 2022 were: (1) the President and CEO; (2) the Executive Vice President and CFO; (3) the Executive Vice President and CAO; (4) the Senior Vice President and CRO; (5) the Senior Vice President and CLEO (collectively, the Named Executive Officers).

In determining the appropriate total compensation package for our Named Executive Officers for 2022, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2022, we provided competitive compensation opportunities for our Named Executive Officers based in part on adjustments to base salary in line with our Executive Pay Philosophy and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. The achievement of both short- and long-term goals translated to above target incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation, Human Resources and Inclusion Committee of the board of directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2022 included:
▪Advising the board of directors on the establishment of appropriate compensation, incentive and benefits programs, including the recommendation of performance goals for the EICP;
▪Approving the base salaries for the CFO, CAO, CRO and CLEO, as recommended by the CEO;
▪Approving the annual and deferred cash incentive awards of the CEO, CFO, CAO, CRO and CLEO; and
▪Recommending to the board of directors the base salary, including any salary adjustments, of the CEO.

Elements of Executive Compensation in 2022: To implement our compensation objectives, the elements of our 2022 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

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

For 2022 compensation, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan).

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

In addition to the FHLBanks, the following is a list of survey participants that were included by McLagan in the FHLBank Custom Compensation Survey that was used for the Named Executive Officers, excluding the CEO and CFO, 2022 compensation review:

AIB	HSBC
Ally Financial Inc.	Huntington Bancshares, Inc.
Arvest Bank	ICBC Financial Services
Associated Bank	ING
Australia & New Zealand Banking Group	JP Morgan Chase
Bank of America	KBC Bank
Bank of New York Mellon	KeyCorp
Bank of Nova Scotia	Lloyds Banking Group
Bank of the West	M&T Bank Corporation
BMO Financial Group	Macquarie Bank
BNP Paribas	MUFG Bank, Ltd.
BOK Financial Corporation	National Australia Bank
Brown Brothers Harriman	Natixis Corporate & Investment Banking
Capital One	NatWest
CIBC World Markets	Nomura Securities
Citigroup	Nord/LB
Citizens Financial Group	Northern Trust Corporation
City National Bank	OneMain Financial
Comerica	Pinnacle Financial Partners, Inc.
Commerce Bank	PNC Bank
Commerzbank	Rabobank
Commonwealth Bank of Australia	Regions Financial Corporation
Crédit Agricole CIB	Royal Bank of Canada
Credit Industriel et Commercial – N.Y.	Sallie Mae
East West Bancorp, Inc.	Santander Bank, N.A.
Fannie Mae	Signature Bank – NY
Federal Reserve Bank of Atlanta	Societe Generale
Federal Reserve Bank of Boston	Standard Chartered Bank
Federal Reserve Bank of Cleveland	State Street Corporation
Federal Reserve Bank of Kansas City	Sterling National Bank
Federal Reserve Bank of Minneapolis	Sumitomo Mitsui Trust Bank
Federal Reserve Bank of Richmond	SVB Financial Group
Federal Reserve Bank of San Francisco	Synovus Financial Corporation
Federal Reserve Bank of St Louis	TD Securities
Fifth Third Bank	Texas Capital Bank
First Citizens Bank - NC	Truist
First National Bank of Omaha	U.S. Bancorp
First Republic Bank	UMB Financial Corporation
Freddie Mac	Valley National Bancorp
Frost Bank	Webster Bank
Hancock Whitney Bank	Wells Fargo Bank
Helaba Landesbank Hessen-Thuringen	Zions Bancorporation

The following is a list of regional and community banks with $10 billion to $20 billion in assets, which is the peer group used for the CEO and CFO 2022 compensation benchmarks:

Axos Financial, Inc.	Hope Bancorp, Inc.
Banner Corporation	Independent Bank Group, Inc.
Berkshire Hills Bancorp, Inc.	International Bancshares Corporation
Community Bank System, Inc.	Merchants Bancorp
Customers Bancorp, Inc.	NBT Bancorp Inc.
CVB Financial Corp.	Northwest Bancshares, Inc.
Dime Community Bancshares, Inc.	OceanFirst Financial Corp.
Eagle Bancorp, Inc.	Provident Financial Services, Inc.
Enterprise Financial Services Corp	Renasant Corporation
FB Financial Corporation	Sandy Spring Bancorp, Inc.
First Busey Corporation	Silvergate Capital Corporation
First Financial Bancorp.	TFS Financial Corporation
First Financial Bankshares, Inc.	TowneBank
First Foundation Inc.	Trustmark Corporation
First Interstate BancSystem, Inc.	Washington Federal, Inc.
First Merchants Corporation	WesBanco, Inc.
Heartland Financial USA, Inc.	WSFS Financial Corporation
Home Bancshares, Inc. (Conway, AR)

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

For 2022, the Compensation Committee determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that are regarded as peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail previously under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2022 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups; (3) performance of FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

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

In 2022, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive base and total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. Table 51 presents the total base salary and the percentage of salary increase for the Named Executive Officers, effective January 1, 2022:

Table 51

Named Executive Officer	Percentage Increase	Salary
Mark E. Yardley, President & CEO[1]	10.3%	$800,000
Jeffrey B. Kuzbel, EVP & CFO	2.8	442,000
Sonia R. Betsworth, EVP & CAO	3.0	345,000
Martin L. Schlossman, Jr., SVP & CRO	2.6	337,000
Carl M. Koupal, III, SVP & CLEO[2]	—	335,000

1 Salary increase recommended by the Compensation Committee and approved by the board of directors.
2 The CEO approved base salary in 2021. There was no adjustment for base salary in 2022.

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

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the board of directors, and are distributed only in accordance with such achievement. In 2022, we achieved at or above target attainment for each of the pre-established goals.

In the fourth quarter of 2021, goal metrics, metric performance ranges and metric weights for cash incentive award opportunities under the 2022 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2022 performance objectives, as appropriate, before submitting the objectives to the board of directors for approval.

For the Base Performance Period of January 1, 2022 to December 31, 2022, the board of directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2023 to December 31, 2025, over which FHLBank applies an interest rate credit compounding annually, as further described below, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Total Base Opportunity is capped at 100 percent of the Participant’s Earned Base Salary. Table 52 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 52

Position	Total Base Opportunity
	Threshold	Target	Optimum
President & CEO	37.5%	75.0%	112.5%
EVP[1]	30.0	60.0	90.0
SVP[2]	25.0	50.0	75.0
1 CFO, CAO
2 CRO, CLEO

The Total Base Opportunity Goal Metrics for 2022 are described in Table 53:

Table 53

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
Member Product Utilization
Member product utilization is defined as the weighted average 2022 attainment in member utilization in each of three product categories: (1) Overnight Line of Credit or advances; (2) MPF Program; and (3) Letters of Credit.

Diversity, Equity and Inclusion Education and Culture
FHLBank’s DEI initiative is defined as the advancement of DEI, to the maximum extent possible in balance with financially safe and sound business practices, through inclusion and utilization of diverse-owned businesses as vendors and the inclusion of diverse individuals within its workforce, as defined in the DEI Policy, in all business activities of FHLBank.

Diversity, Equity and Inclusion Business Practice Outcome Measures
Points are awarded by achievement of the following (one point awarded for each): (1) Workforce: Attain a workforce ratio of at least 12 percent business partners of color as of 12/31/2022; (2) Marketplace: Participate in 10 outreach opportunities with diverse potential directors and/or in Workforce, Vendors, Capital Markets and/or with members; (3) Marketplace: Achieve an annual spend average of 17 percent with diverse-owned vendors; and (4) Marketplace: Increase the number of viable and certified diverse suppliers by 12.

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

1    As part of evaluating our financial performance and measuring EICP performance, we begin with the components of “adjusted income” and “adjusted ROE,” non-GAAP financial measures defined in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (excluding net interest settlements); (3) non-routine and/or unpredictable items, such as prepayment/yield maintenance fees and gains/losses on securities; and (4) non-recurring items, such as gains/losses on retirement of debt and gains/losses on mortgage loans held for sale. For measuring our EICP performance, we further adjust for other items excluded because they are not considered a part of our routine operations or ongoing business model, such as interest expense on mandatorily redeemable capital stock, amortization of derivative option costs and amortization/accretion of premium/discount on unswapped MBS classified as trading. This resulting EICP adjusted income, also a non-GAAP financial measure of income, is used to compute an EICP adjusted ROE that is then compared to the average overnight Federal funds effective rate with the difference referred to as EICP adjusted ROE spread.

The profit-oriented objectives of “Adjusted Return Spread on Total Regulatory Capital” and “Adjusted Net Income after Capital Charge” (non-GAAP financial measures) and “GAAP Return Spread on Total Regulatory Capital” and “GAAP Net Income after Capital Charge” were based on the belief that profitability is critical to the long-term viability of the organization. The “Member Product Utilization” objective reflects our desire to be our members’ preferred source of liquidity and funding for housing finance, community lending and financial management activities. We divided the member product objective to focus on Overnight Line of Credit or advances, the MPF Program, and Letters of Credit. The performance objective for “Diversity, Equity and Inclusion Education and Culture” establishes our commitment to advancing DEI. Finally, the “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, compliance, credit, liquidity, market and operations risks, to incent strong risk management practices and to reward positive risk management performance as determined by the board of directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value.

The Total Base Opportunity available to Participants for the Financial Performance Goals shall be adjusted as reflected in Table 54 below if the daily average Total Regulatory Capital is below 4.75 percent for 2022. The Financial Performance Goals include the Adjusted Return Spread on Total Regulatory Capital, GAAP Return Spread on Total Regulatory Capital, Adjusted Net Income after Capital Charge, and GAAP Net Income after Capital Charge goals, which represent 40 percent of the Base Opportunity Metric Weights at Table 56.

Table 54

Daily Average Total Regulatory Capital	Financial Performance Goals Adjustment
≥4.75%	0%
≥4.70% and <4.75%	(25)%
≥4.65% and <4.70%	(50)%
≥4.60% and <4.65%	(75)%
<4.60%	(100)%

Award levels were set at Threshold, Target and Optimum percentages of annual base salary. Table 55 sets forth the specific annual goal performance ranges, the actual achievement levels, and the incentive payout for each of our Total Base Opportunity Goal Metrics in 2022:

Table 55

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement	Incentive Payout[1]
	Threshold	Target	Optimum
Adjusted Return Spread on Total Regulatory Capital	3.51%	4.20%	4.89%	4.93%	150.00%
GAAP Return Spread on Total Regulatory Capital	2.84%	4.20%	5.55%	5.76%	150.00%
Adjusted Net Income after Capital Charge	$75,563,000	$94,454,000	$113,344,000	$119,789,313	150.00%
GAAP Net Income after Capital Charge	$66,117,800	$94,454,000	$122,790,200	$146,579,303	150.00%
Member Product Utilization - Overnight Line of Credit or advances	20.00%	30.00%	40.00%	63.53%	113.52%
Member Product Utilization - MPF Program	21.50%	23.50%	25.50%	22.12%
Member Product Utilization - Letters of Credit	24.50%	28.00%	31.50%	27.20%
Diversity, Equity and Inclusion Education and Culture	80.00%	87.00%	90.00%	92.00%	125.00%
Diversity, Equity and Inclusion Business Practice Outcome Measures	Achieve 2 out of 4	Achieve 3 out of 4	Achieve 4 out of 4	Achieve 3 out of 4
Risk Management – Market, Credit and Liquidity Risks (5.0 point scoring scale)	4.00	4.50	5.00	4.62	112.00%
Risk Management – Compliance, Business and Operations Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.58	129.00%
TOTAL WEIGHTED AVERAGE INCENTIVE PAYOUT					132.05%

1    If the actual achievement is Optimum or higher, the incentive payout is capped at 150.00 percent.

We believe the goals incorporated into the EICP are indicative of our balanced approach to profitability and risk management. As reflected in Table 55, we achieved in excess of Optimum for the Adjusted Return Spread on Total Regulatory Capital, the GAAP Return Spread on Total Regulatory Capital, the Adjusted Net Income after Capital Charge, and the GAAP Net Income after Capital Charge goals. For our Member Product Utilization goal, we exceeded Optimum for the Overnight Line of Credit or advances component and achieved Threshold for the MPF Program and the Letters of Credit component. We exceeded Target performance for Market, Credit and Liquidity component and the Compliance, Business and Operations component of the Risk Management goals. We exceeded Optimum for the Education and Culture component and achieved Target for the Business Practice Outcome Measures component of the DEI goal.

Table 56 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2022:

Table 56

Performance Objective	Metric Weight
Adjusted Return Spread on Total Regulatory Capital	15%
GAAP Return Spread on Total Regulatory Capital	5
Adjusted Net Income after Capital Charge	15
GAAP Net Income after Capital Charge	5
Member Product Utilization	10
Diversity, Equity and Inclusion Education and Culture	5
Diversity, Equity and Inclusion Business Practice Outcome Measures	5
Risk Management - Market, Credit, and Liquidity	20
Risk Management - Compliance, Business, and Operations	20
TOTAL	100%

Table 57 presents the base salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer as calculated under the EICP for the Base Performance Period of January 1, 2022 to December 31, 2022 and the Deferral Performance Period, which is the three-year period from January 1, 2023 to December 31, 2025:

Table 57

Named Executive Officer	Base Salary	Incentive Percent of Base Salary	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Mark E. Yardley, President & CEO	$800,000	99.04%	$792,312	$396,156	$396,156
Jeffrey B. Kuzbel, EVP & CFO	442,000	79.23	350,202	175,101	175,101
Sonia R. Betsworth, EVP & CAO	345,000	79.23	273,348	136,674	136,674
Martin L. Schlossman, Jr., SVP & CRO	337,000	66.03	222,508	111,254	111,254
Carl M. Koupal, III, SVP & CLEO	335,000	66.03	221,188	110,594	110,594

1    Cash Incentive is included as non-equity incentive plan compensation in Table 61 for all Named Executive Officers.

The final value of the Deferred Incentive portion of the Total Base Opportunity for the calendar year 2023 to calendar year 2025 is measured by applying a six percent interest credit, compounded annually, to the Deferred Incentive presented in Table 57, as long as FHLBank has an MVE of not less than 100 percent of TRCS outstanding, as of the last day of the Deferral Performance Period.

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

The EICP for the 2020-2022 Deferral Performance Period is subject to the following: (1) FHLBank must have an MVE of not less than 100 percent of TRCS outstanding as of the last day of the Deferral Performance Period; and (2) the calculation of the Final Deferred Incentive Award shall be calculated by applying an interest rate credit of six percent, compounded annually, to the Deferred Incentive.

Based on the performance results, Table 58 presents the Final Deferred Incentive Award for the 2020-2022 Deferral Performance Period for each Named Executive Officer:

Table 58

Named Executive Officer	Deferred Incentive	Final Deferred Incentive Award[1]
Mark E. Yardley, President & CEO	$273,284	$325,486
Sonia R. Betsworth, EVP & CAO	95,197	113,382
Martin L. Schlossman, Jr., SVP & CRO[2]	84,342	100,453

1    The amount is included as non-equity incentive plan compensation in Table 61 for all Named Executive Officers.
2    The amount reflected is based on the Non-NEO EICP for which the goal achievement percentage is the same as the NEO EICP for the 2020-2022 Deferral Performance Period.

A Named Executive Officer, in the discretion of the Compensation Committee, shall be required to forfeit an award earned under the EICP if the Named Executive Officer is: (1) terminated from employment with FHLBank for Cause as defined under the EICP; (2) engages in competition with FHLBank or interferes with the business relationships of FHLBank during their employment or for a period of one year following their termination; or (3) discloses confidential information of FHLBank.

Bonuses - On occasion, the Compensation Committee may elect to award a Named Executive Officer additional compensation in the form of a bonus in recognition of that Named Executive Officer's performance. In April 2021, Mr. Kuzbel, joined FHLBank as SVP and CFO and received a hiring bonus in the amount of $150,000 with the first $100,000 paid on April 15, 2021 in accordance with his offer letter, and the remaining $50,000 bonus to be paid on the first payroll date following completion of his first year of employment with FHLBank, subject to a clawback of the entire $150,000 bonus amount if Mr. Kuzbel’s employment with FHLBank ends within one year of the payment of the additional bonus. In 2021, Mr. Kuzbel also received an upfront relocation stipend of $25,000.

Retirement and Other Benefits - In 2022, we maintained a comprehensive retirement program for our eligible employees comprised of two qualified retirement plans: (1) the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan), which was hard frozen December 31, 2019; and (2) the Federal Home Loan Bank of Topeka 401(k) Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of FHLBank (DC Plan). In response to federal legislation, which imposed restrictions on the retirement benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) in order to maintain the competitive level of our total compensation for executive officers, including the Named Executive Officers. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers and other eligible highly compensated employees that preserves and restores the full pension and thrift benefits that, due to IRC limitations, are not payable from the qualified pension plans.

DB Plan - The board of directors resolved, effective December 31, 2019, to: (1) freeze the DB Plan to discontinue the future accrual of new benefits under the DB Plan; and (2) revise the BEP to cease any further accrual of pension benefit under the BEP (as described further below).

Our DB Plan covered all full-time employees of FHLBank as of January 1, 2009 who met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by FHLBank as of December 31, 2008, including certain of the Named Executive Officers. Employees were not fully vested until they completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2022, four of the Named Executive Officers (the CEO, CAO, CRO, and CLEO) participated in the DB Plan, which required no contribution from those four Named Executive Officers.

The DB Plan made available a normal retirement benefit at or after age 65 where a Named Executive Officer participant has met the vesting requirement of completing five years of employment equal to 2.0 percent of their highest three-year average salary multiplied by their years of benefit service, up to 30 years. Three Named Executive Officer participants (Messrs. Yardley and Schlossman and Ms. Betsworth) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

Early retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, Named Executive Officer participants meeting the 5-year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. Each of the Named Executive Officers participating in the DB Plan is eligible for early retirement. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3.0 percent times the difference between the age of the early retiree and age 65. If the Named Executive Officer was employed prior to September 1, 2003 and their age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.

DC Plan - The DC Plan is a tax-qualified, defined contribution plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations (see “BEP” below).

All employees who have met the eligibility requirements can choose to participate in the DC Plan. We match employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested. During 2022, matching ratios for all employees, including the Named Executive Officers (with the exception of Mr. Kuzbel), under the DC Plan were as follows:

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

The BEP allows the Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2022, the rate of return earned on the defined contribution portion of the BEP was 5.71 percent, which was our 2021 return on equity.

Named Executive Officers are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2022, each of the Named Executive Officers would be entitled to receive their respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 65 under the column titled “Aggregate Balance at Last FYE.”

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

Perquisites - The board of directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of ongoing perquisites that were provided to the Named Executive Officers in 2022 include cell phone reimbursement, limited spousal travel and limited club dues. Total perquisites to each Named Executive Officer are presented in Table 62.

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

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 59 presents the term and amounts that would have been payable to the Named Executive Officer under the Executive Officer Severance Policy as of December 31, 2022, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see “Change in Control Plan” below):

Table 59

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Mark E. Yardley	12	$800,000	$19,839	$819,839
Jeffrey B. Kuzbel	9	331,500	21,619	353,119
Sonia R. Betsworth	9	258,750	11,215	269,965
Martin L. Schlossman, Jr.	6	168,500	10,823	179,323
Carl M. Koupal, III	6	167,500	10,824	178,324

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

A Participant in the Change in Control Plan will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; and (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to their compensation multiplier. The Compensation Committee approved the following Participants in the Change in Control Plan and their effective Tiers: CEO at Tier 1; CFO and CAO at Tier 2; and CRO and CLEO at Tier 3.

Table 60 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating Named Executive Officers as of December 31, 2022 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 60

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Mark E. Yardley	$2,392,000	$1,794,000	$59,516	$4,245,516
Jeffrey B. Kuzbel	884,000	530,400	57,651	1,472,051
Sonia R. Betsworth	690,000	414,000	29,908	1,133,908
Martin L. Schlossman, Jr.	337,000	168,500	21,647	527,147
Carl M. Koupal, III	335,000	167,500	21,648	524,148

1    Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.
2    Compensation multiplier times target Total Base Opportunity reflected in the 2022 EICP Targets as described in under the Change in Control Plan.
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

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2022 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2022 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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
G. Bridger Cox
Thomas E. Henning
Barry J. Lockard
Jeffrey R. Noordhoek
Carla D. Pratt
Douglas E. Tippens

Table 61 presents the Summary Compensation Table for the Named Executive Officers for the years for which they represented Named Executive Officers of FHLBank.
Table 61

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Mark E. Yardley[4]	2022	$800,000	$—	$721,642	$69,058	$114,339	$1,705,039
President & CEO	2021	725,000	—	481,944	407,337	105,952	1,720,233
	2020	725,000	—	431,271	1,233,185	99,021	2,488,477
Jeffrey B. Kuzbel[5]	2022	442,000	50,000	175,101	3,533	60,614	731,248
EVP & CFO	2021	322,500	125,000	132,942	619	161,543	742,604
Sonia R. Betsworth[6]	2022	345,000	—	250,056	22,762	45,376	663,194
EVP & CAO	2021	335,000	—	176,948	17,490	44,207	573,645
	2020	335,000	—	144,967	540,074	45,145	1,065,186
Martin L. Schlossman, Jr.[7]	2022	337,000	—	211,707	8,606	43,477	600,790
SVP & CRO	2021	328,500	—	162,659	4,211	42,668	538,038
Carl M. Koupal, III[8] SVP & CLEO	2022	335,000	—	110,594	448	43,672	489,714

1    All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under FHLBank’s EICP, subject to the approval of the Compensation Committee and not disapproved by the FHFA. The deferred compensation was reduced when paid in 2021, and the amounts in the table have been updated to reflect the actual amounts paid. The change reflects immaterial corrections to represent actual amounts paid, which were paid in line with an adjusted calculation of the performance metrics within the EICP. The value decreased $91,804 and $39,780 from amounts disclosed in the 2020 Form 10-K for Mr. Yardley and Ms. Betsworth, respectively.
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
3    The 2022 components of All Other Compensation are provided in Table 62.
4    Above market earnings attributable to the BEP for Mr. Yardley were $69,058, $56,337, and $65,185 for 2022, 2021, and 2020, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under FHLBank’s DB Plan was $(444,000), $111,000, and $383,000 for 2022, 2021, and 2020, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $(1,077,000), $240,000, and $785,000 for 2022, 2021, and 2020, respectively.
5    Above market earnings attributable to the BEP for Mr. Kuzbel were $3,533 and $619 for 2022 and 2021, respectively.
6    Above market earnings attributable to the BEP for Ms. Betsworth were $22,762, $17,490, and $19,074 for 2022, 2021, and 2020, respectively. The aggregate change in the value of Ms. Betsworth's accumulated benefit under FHLBank’s DB Plan was $(651,000), $(62,000) and $361,000 for 2022, 2021, and 2020, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $(321,000), $(18,000) and $160,000 for 2022, 2021, and 2020, respectively.
7    Above market earnings attributable to the BEP for Mr. Schlossman, Jr. was $8,606 and $4,211 for 2022 and 2021, respectively. The aggregate change in the value of Mr. Schlossman, Jr.'s accumulated benefit under FHLBank’s DB Plan was $(406,000) and $(51,000) for 2022 and 2021, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $(184,000) and $(16,000) for 2022 and 2021, respectively.
8    Above market earnings attributable to the BEP for Mr. Koupal, III were $448 for 2022. The aggregate change in the value of Mr. Koupal, III's accumulated benefit under FHLBank’s DB Plan was $(223,000) for 2022.

Table 62 presents the components of “All Other Compensation” for 2022 as summarized in Table 61. There were no perquisites or personal benefits of more than $10,000 in aggregate for any Named Executive Officer for 2022.
Table 62

Named Executive Officer	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Mark E. Yardley	$855	$5,392	$30,500	$77,518	$74	$114,339
Jeffrey B. Kuzbel	756	5,201	1,105	53,443	109	60,614
Sonia R. Betsworth	590	718	19,445	24,549	74	45,376
Martin L. Schlossman, Jr.	577	701	18,487	23,676	36	43,477
Carl M. Koupal, III	573	697	26,562	15,766	74	43,672

Table 63 presents the Grants of Plan Based Awards Table for the Named Executive Officers.
Table 63

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Mark E. Yardley	EICP-Cash Incentive	$150,000	$300,000	$400,000
President & CEO	EICP-Deferred Incentive Opportunity	150,000	300,000	400,000
Jeffrey B. Kuzbel	EICP-Cash Incentive	66,300	132,600	198,900
EVP & CFO	EICP-Deferred Incentive Opportunity	66,300	132,600	198,900
Sonia R. Betsworth	EICP-Cash Incentive	51,750	103,500	155,250
EVP & CAO	EICP-Deferred Incentive Opportunity	51,750	103,500	155,250
Martin L. Schlossman, Jr.	EICP-Cash Incentive	42,125	84,250	126,375
SVP & CRO	EICP-Deferred Incentive Opportunity	42,125	84,250	126,375
Carl M. Koupal, III	EICP-Cash Incentive	41,875	83,750	125,625
SVP & CLEO	EICP-Deferred Incentive Opportunity	41,875	83,750	125,625

1    Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2022. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and potential future payouts.

Pension Benefits: Table 64 presents the 2022 Pension Benefits Table for the participating Named Executive Officers.
Table 64

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	$2,857,000	$—
President & CEO	FHLBank Benefit Equalization Plan	30.000	5,566,000	—
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	30.000	1,986,000	—
EVP & CAO	FHLBank Benefit Equalization Plan	30.000	813,000	—
Martin L. Schlossman, Jr.	Pentegra Defined Benefit Plan for Financial Institutions	18.083	787,000	—
SVP & CRO	FHLBank Benefit Equalization Plan	18.083	294,000	—
Carl M. Koupal, III	Pentegra Defined Benefit Plan for Financial Institutions	10.500	202,000	—
SVP & CLEO	FHLBank Benefit Equalization Plan	N/A	—	—

Deferred Compensation: Table 65 presents the 2022 Nonqualified Deferred Compensation Table for the participating Named Executive Officers. Our fiscal year (FY) is 2022, with a fiscal year end (FYE) of December 31, 2022.
Table 65

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Mark E. Yardley President & CEO	$81,019	$77,518	$111,706	$—	$2,182,362
Jeffrey B. Kuzbel EVP & CFO	31,308	53,443	5,715	—	150,535
Sonia R. Betsworth EVP & CAO	78,238	24,549	36,818	—	751,663
Martin L. Schlossman, Jr. SVP & CRO	99,644	23,676	13,921	—	318,909
Carl M. Koupal, III SVP & CLEO	6,661	15,766	725	—	31,149

1    All amounts are also included in the salary column of Table 61.
2    The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2021) was $385,981 for Mr. Yardley, $619 for Mr. Kuzbel, $72,414 for Ms. Betsworth and $4,211 for Mr. Schlossman, Jr. Mr. Koupal, III was not a Named Executive Officer for previous years. The amounts reported as preferential (above market) earnings for the current year are presented in Table 61.

CEO Pay Ratio: As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual Total Compensation of all our employees except our CEO (the “Median Employee”), and the annual total compensation of Mr. Yardley, our CEO who is our principal executive officer. We identified the original Median Employee in 2020 (see methodology below), but as a result of employee turnover, we had to identify a new median employee in 2021. Per SEC guidance, we are permitted to use the median employee methodology for a period of three years. We used the original calculation from 2020 to identify a new Median Employee for 2021 because we believe there have been no material changes to our employee population or our employee compensation arrangements that would significantly affect our pay ratio disclosure. As a result, the Median Employee presented herein has substantially similar compensation to the previously identified Median Employee and was also used in last year’s disclosures.

Methodology used to determine the Median Employee
We identified the Median Employee by comparing the 2020 compensation (i.e., 2020 annual earnings and incentive earned for 2019 paid in 2020) for each of the employees who were employed by FHLBank on December 1, 2020, and ranking all 233 employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. We next identified the initial median employee based on that calculation, and identified the five employees with 2020 compensation higher than that initial median employee and the five employees with 2020 compensation lower than that initial median employee, constituting a total pool of 11 employees (the “Identified Pool”). We then calculated the 2020 Total Compensation for each employee in the Identified Pool for 2022 in the same manner as “Total Compensation” for 2020 is shown for our CEO in the Summary Compensation Table (see Table 61), which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at FHLBank. We ranked the 2020 Total Compensation for each employee in the Identified Pool from lowest to highest, and the median employee from the Identified Pool based on 2020 Total Compensation was identified as our Median Employee. The employees in the calculation included all full-time and part-time employees, and we annualized all such employees' earnings who were not employed by us for all of 2020. Interns and those employees retiring at the end of 2020 were not included in the calculation. As indicated above, this analysis was reviewed to identify the Median Employee reflected herein.

Methodology used to determine the CEO Pay Ratio for 2022
For the year ended December 31, 2022, the ratio of our CEO’s Total Compensation to the Total Compensation of our Median Employee was approximately 14:1. For the year ended December 31, 2022, the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $1,705,039, and the Total Compensation of the Median Employee for the same year ended December 31, 2022 was $120,469. As a result of our methodology for determining the pay ratio, the estimated pay ratio reported above may not be comparable to the pay ratio of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions to determine an estimate of their pay ratio, or may make adjustments that we do not make. In addition, no two companies have identical employee populations or compensation programs. As such, our pay ratio should not be used as a basis for comparison between companies.

Director Compensation: Table 66 presents the Director Compensation Table for the persons who served on our board of directors during 2022.
Table 66

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings[1]	Total
Donald R. Abernathy, Jr.	$112,500	$1,142	$113,642
Milroy A. Alexander	122,500	3,506	126,006
Robert E. Caldwell, II	122,500	5,754	128,254
G. Bridger Cox	142,500	11,633	154,133
Michael B. Jacobson	112,500		112,500
Holly Johnson	112,500		112,500
Lynn Katzfey	112,500		112,500
Jane C. Knight	112,500	4,940	117,440
Barry J. Lockard	112,500		112,500
Craig A. Meader	112,500		112,500
L. Kent Needham	122,500	3,282	125,782
Jeffrey R. Noordhoek	112,500		112,500
Mark J. O’Connor	122,500		122,500
Thomas H. Olson, Jr.	122,500		122,500
Mark W. Schifferdecker	122,500		122,500
Douglas E. Tippens	112,500	18,247	130,747
Paul E. Washington	112,500		112,500

1    Nonqualified deferred compensation earnings represents above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

Director Fees - The board of directors establishes on an annual basis a board of directors Compensation Policy governing compensation for board of director meeting attendance. Our 2022 Board of Directors Compensation Policy (2022 Policy) was adopted September 24, 2021 and became effective January 1, 2022. This policy was established in accordance with the Bank Act and FHFA regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the FHFA determines are not reasonable. In order to compensate them for their time while serving as directors, our 2022 Policy provided that each director shall be paid one-fourth of their maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation in 2019, which included a study prepared by McLagan. FHLBank director compensation that was established by the board of directors under the 2022 Policy reflected this analysis. The 2022 Policy established annual compensation limits of $142,500 for the Chair, $122,500 for the Vice Chair and Committee Chairs and $112,500 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in their maximum annual compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The board of directors adopted a 2023 Board of Directors Compensation Policy (2023 Policy) governing compensation for board of director meeting attendance on January 26, 2023. The 2023 Policy is similar to the 2022 Policy, except that the 2023 policy reflects increases in the established annual compensation limits to $155,000 for the Chair, $134,500 for the Vice Chair, $130,000 for Committee Chairs, and $120,000 for all other directors. In addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the board of directors. Directors are also entitled to participate in FHLBank’s BEP, discussed above, which allows Directors the opportunity to defer Director compensation, up to 100 percent.

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

Table 67 presents information on members holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of FHLBank as of February 28, 2023. No affiliated officer or director of these stockholders currently serves on our board of directors.
Table 67

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	5,420,759	21.3%
BOKF, NA	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	2,169,416	8.5
TOTAL				7,590,175	29.8%

Additionally, because of the fact that a majority of our board of directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of members that own our capital stock. Table 68 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of February 28, 2023, for members whose affiliated officers or directors currently serve on our board of directors:
Table 68

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Bank of the Flint Hills	806 5th Street	Wamego	KS	48,240	0.2%
Cornhusker Bank	8310 O Street	Lincoln	NE	43,258	0.2
NebraskaLand Bank	1400 S Dewey Street	North Platte	NE	25,801	0.1
Citizens Bank & Trust Co of Ardmore	1100 N Commerce Street	Ardmore	OK	10,776	—
Points West Community Bank	1291 Main Street	Windsor	CO	9,109	—
First National Bank of Kansas	600 N 4th Street	Burlington	KS	7,952	—
Legacy Bank	101 W Main Street	Hinton	OK	6,500	—
BancFirst	100 N Broadway Ave	Oklahoma City	OK	6,500	—
First Security Bank	312 Maple Street	Overbrook	KS	2,244	—
Bank of Estes Park	255 Park Lane	Estes Park	CO	1,732	—
Nebraska State Bank	218 Main Street	Oshkosh	NE	1,139	—
Impact Development Fund	200 E. 7th Street, Suite 412	Loveland	CO	629	—
TOTAL				163,880	0.5%

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
In addition to the independence standards for Audit Committee members required under the FHFA regulations, Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a listed company under the Exchange Act. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in their capacity as a member of the board of directors or any other board committee: (1) accept any consulting, advisory, or other compensation from FHLBank; or (2) be an affiliated person of FHLBank.

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

Item 14: Principal Accountant Fees and Services
Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2022, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2022 and 2021. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 69 sets forth the aggregate fees we were billed for the years ended December 31, 2022 and 2021 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):
Table 69

	2022	2021
Audit fees	$892	$866
Audit-related fees	65	61
Tax fees	—	—
All other fees	1	1
TOTAL	$958	$928

Audit fees during the years ended December 31, 2022 and 2021 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2022 and 2021 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2022 and 2021, we were assessed $42,000 each year for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid to our external accounting firm during the years ended December 31, 2022 and 2021.

All other fees during the years ended December 31, 2022 and 2021 were for a license fee for an electronic disclosure checklist application.

PART IV
Item 15: Exhibit and Financial Statement Schedules
a)    The financial statements included as part of this Form 10-K are identified in the index to Audited Financial Statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.
b)    Exhibits.
We have incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004) (the “Form 10 Registration Statement”), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed October 26, 2022, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the 2019 Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
4.2	Exhibit 4.2 to the 2019 Annual Report on Form 10-K, filed March 20, 2020, Description of Securities - Supplement to the Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.2.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed December 18, 2020, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.3 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.2.
10.3	Exhibit 10.4 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.3.
10.4	Exhibit 10.6 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.4.
10.5	Exhibit 10.1 to the Current Report on Form 8-K, filed June 23, 2017, Bond Trust Indenture dated as of June 1, 2017, between Shawnee County, Kansas and BOKF, N.A., is incorporated herein by reference as Exhibit 10.5.
10.6
Exhibit 10.2 to the Current Report on Form 8-K, filed June 23, 2017, Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.6.

10.7	Exhibit 10.3 to the Current Report on Form 8-K, filed June 23, 2017, Base Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.7.
10.8	Exhibit 10.26 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, is incorporated herein by reference as Exhibit 10.8.
10.9*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 16, 2022, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.9.
10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka 2018 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.10.
10.11*	Exhibit 10.2 to the Current Report on Form 8-K, filed January 8, 2019, Federal Home Loan Bank of Topeka 2019 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.11.
10.12*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2020, Federal Home Loan Bank of Topeka 2020 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.12
10.13*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 2, 2021, Federal Home Loan Bank of Topeka 2021 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.13.
10.14*	Exhibit 10.2 to the Current Report on Form 8-K, filed February 16, 2022, Federal Home Loan Bank of Topeka 2022 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.14.
10.15*	Exhibit 10.1 to the Current Report on Form 8-K, filed March 7, 2023, Federal Home Loan Bank of Topeka 2023 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.15.
10.16*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.16.
10.17*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.17.
10.18*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 9, 2021, Federal Home Loan Bank of Topeka 2022 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.18.

Exhibit No.	Description
10.19*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 16, 2023, Federal Home Loan Bank of Topeka 2023 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.19.
10.20*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated herein by reference as Exhibit 10.20.
10.21*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated herein by reference as Exhibit 10.21.
10.22*	Exhibit 10.23 to the 2021 Annual Report on Form 10-K, filed March 21, 2022, Federal Home Loan Bank of Topeka Non-NEO Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.22.
10.23*	Exhibit 10.24 to the 2021 Annual Report on Form 10-K, filed March 21, 2022, Federal Home Loan Bank of Topeka 2018 Non-NEO Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.23.
10.24*	Exhibit 10.25 to the 2021 Annual Report on Form 10-K, filed March 21, 2022, Federal Home Loan Bank of Topeka 2019 Non-NEO Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.24.
10.25*	Exhibit 10.26 to the 2021 Annual Report on Form 10-K, filed March 21, 2022, Federal Home Loan Bank of Topeka 2020 Non-NEO Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.25.
10.26*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 8, 2019, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.26.
14.1	Exhibit 14.1 to the 2021 Annual Report on Form 10-K, filed March 21, 2022, Federal Home Loan Bank of Topeka Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and Principal Executive Officer and Executive Vice President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Exhibit 99.1 to the 2021 Annual Report on Form 10-K, filed March 21, 2022, Federal Home Loan Bank of Topeka Audit Committee Charter, is incorporated herein by reference as Exhibit 99.1.
99.2	Exhibit 99.2 to the 2021 Annual Report on Form 10-K, filed March 21, 2022, Federal Home Loan Bank of Topeka Audit Committee Report, is incorporated herein by reference as Exhibit 99.2.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Federal Home Loan Bank of Topeka

March 20, 2023	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

March 20, 2023	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mark E. Yardley	President and Chief Executive Officer	March 20, 2023
Mark E. Yardley	(principal executive officer)

/s/ Jeffrey B. Kuzbel	Executive Vice President and Chief Financial Officer	March 20, 2023
Jeffrey B. Kuzbel	(principal financial officer)

/s/ Amy J. Crouch	Vice President and Chief Accounting Officer	March 20, 2023
Amy J. Crouch	(principal accounting officer)

/s/ G. Bridger Cox[1]	Chair of the Board of Directors	March 20, 2023
G. Bridger Cox

/s/ Barry J. Lockard[1]	Vice Chair of the Board of Directors	March 20, 2023
Barry J. Lockard

/s/ Donald R. Abernathy, Jr.[1]	Director	March 20, 2023
Donald R. Abernathy, Jr.

/s/ Milroy A. Alexander[1]	Director	March 20, 2023
Milroy A. Alexander

/s/ Thomas E. Henning[1]	Director	March 20, 2023
Thomas E. Henning

/s/ Michael B. Jacobson[1]	Director	March 20, 2023
Michael B. Jacobson

/s/ Holly Johnson[1]	Director	March 20, 2023
Holly Johnson

/s/ Lynn Jenkins Katzfey[1]	Director	March 20, 2023
Lynn Jenkins Katzfey

/s/ Craig A. Meader[1]	Director	March 20, 2023
Craig A. Meader

/s/ L. Kent Needham[1]	Director	March 20, 2023
L. Kent Needham

/s/ Jeffrey R. Noordhoek[1]	Director	March 20, 2023
Jeffrey R. Noordhoek

/s/ Mark J. O’Connor[1]	Director	March 20, 2023
Mark J. O’Connor

/s/ Thomas H. Olson, Jr.[1]	Director	March 20, 2023
Thomas H. Olson, Jr.

/s/ Carla D. Pratt[1]	Director	March 20, 2023
Carla D. Pratt

/s/ Douglas E. Tippens[1]	Director	March 20, 2023
Douglas E. Tippens

/s/ Paul E. Washington[1]	Director	March 20, 2023
Paul E. Washington

/s/ Lance L. White[1]	Director	March 20, 2023
Lance L. White
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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Mark E. Yardley
Mark E. Yardley
President and Chief Executive Officer

/s/Jeffrey B. Kuzbel
Jeffrey B. Kuzbel
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of the
Federal Home Loan Bank of Topeka

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2022 and 2021, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Interest-Rate Related Derivatives and Hedged Items
As described in Notes 6 and 14 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2022 was $49.5 billion, of which 71% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $272.1 million and $2.4 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow model uses market observable inputs such as discount rate, forward interest rate, and volatility assumptions.
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
March 20, 2023

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2022	12/31/2021
ASSETS
Cash and due from banks (Note 1)	$25,964	$25,841
Interest-bearing deposits (Note 3)	2,039,852	693,249
Securities purchased under agreements to resell (Notes 3, 10)	2,350,000	1,500,000
Federal funds sold (Note 3)	3,750,000	3,360,000

Investment securities:
Trading securities (Note 3)	1,421,453	2,339,955
Available-for-sale securities, amortized cost of $9,438,859 and $7,644,496 (Note 3)	9,354,416	7,719,185
Held-to-maturity securities, fair value of $340,259 and $450,771 (Note 3)	345,430	446,185
Total investment securities	11,121,299	10,505,325

Advances (Notes 4, 16)	44,262,750	23,484,288
Mortgage loans held for portfolio, net of allowance for credit losses of $6,378 and $5,317 (Notes 5, 16)	7,905,135	8,135,046
Accrued interest receivable	186,594	78,032
Derivative assets, net (Notes 6, 10)	272,076	156,926
Other assets (Note 15)	79,172	82,531

TOTAL ASSETS	$71,992,842	$48,021,238

LIABILITIES
Deposits (Notes 7, 16)	$711,061	$946,207

Consolidated obligations, net:
Discount notes (Notes 8, 15)	24,775,405	6,568,989
Bonds (Notes 8, 15)	42,505,839	37,630,609
Total consolidated obligations, net	67,281,244	44,199,598

Mandatorily redeemable capital stock (Note 11)	280	582
Accrued interest payable	197,175	42,753
Affordable Housing Program payable (Note 9)	53,635	42,224
Derivative liabilities, net (Notes 6, 10)	2,359	4,580
Other liabilities (Notes 13, 15)	70,544	71,028

TOTAL LIABILITIES	68,316,298	45,306,972

Commitments and contingencies (Note 15)
The accompanying notes are an integral part of these financial statements.
6

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2022	12/31/2021

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,388 and 2,342 shares issued and outstanding) (Notes 11, 16)	$238,777	$234,190
Class B ($100 par value; 22,689 and 12,651 shares issued and outstanding) (Notes 11, 16)	2,268,932	1,265,111
Total capital stock	2,507,709	1,499,301

Retained earnings:
Unrestricted	914,716	852,408
Restricted (Note 11)	338,389	290,242
Total retained earnings	1,253,105	1,142,650

Accumulated other comprehensive income (loss) (Note 12)	(84,270)	72,315

TOTAL CAPITAL	3,676,544	2,714,266

TOTAL LIABILITIES AND CAPITAL	$71,992,842	$48,021,238

The accompanying notes are an integral part of these financial statements.
7

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2022	2021	2020
INTEREST INCOME:
Interest-bearing deposits	$33,548	$943	$6,092
Securities purchased under agreements to resell	42,895	1,672	17,812
Federal funds sold	68,392	2,146	5,050
Trading securities	57,899	64,657	74,555
Available-for-sale securities	197,809	44,239	54,311
Held-to-maturity securities	8,570	7,777	33,283
Advances	742,694	129,586	268,051
Mortgage loans held for portfolio	228,583	211,770	280,708
Other	885	938	1,211
Total interest income	1,381,275	463,728	741,073

INTEREST EXPENSE:
Deposits	10,342	400	1,802
Consolidated obligations:
Discount notes	368,075	5,481	123,124
Bonds	638,751	160,173	363,896
Mandatorily redeemable capital stock	7	19	59
Other	1,109	1,007	1,180
Total interest expense	1,018,284	167,080	490,061

NET INTEREST INCOME	362,991	296,648	251,012
Provision (reversal) for credit losses on mortgage loans	710	(750)	(716)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	362,281	297,398	251,728

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(112,548)	(84,089)	78,142
Net gains (losses) on sale of available-for-sale securities	—	—	1,523
Net gains (losses) on sale of held-to-maturity securities	(89)	—	—
Net gains (losses) on derivatives	86,492	30,402	(129,445)
Standby bond purchase agreement commitment fees	2,642	2,505	2,257
Letters of credit fees	6,558	6,136	6,297
Other	3,003	3,612	1,078
Total other income (loss)	(13,942)	(41,434)	(40,148)

The accompanying notes are an integral part of these financial statements.
8

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2022	2021	2020
OTHER EXPENSES:
Compensation and benefits	$42,479	$41,125	$39,883
Other operating	21,011	19,557	18,689
Federal Housing Finance Agency	5,599	4,743	4,178
Office of Finance	4,455	4,503	4,062
Mortgage loans transaction service fees	6,079	6,401	7,819
Other	1,231	1,200	5,776
Total other expenses	80,854	77,529	80,407

INCOME BEFORE ASSESSMENTS	267,485	178,435	131,173

Affordable Housing Program	26,749	17,845	13,123

NET INCOME	$240,736	$160,590	$118,050

The accompanying notes are an integral part of these financial statements.
9

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2022	2021	2020
Net income	$240,736	$160,590	$118,050

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(159,132)	29,493	18,408
Defined benefit pension plan	2,547	514	(886)
Total other comprehensive income (loss)	(156,585)	30,007	17,522

TOTAL COMPREHENSIVE INCOME (LOSS)	$84,151	$190,597	$135,572

The accompanying notes are an integral part of these financial statements.
10

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							94,440	23,610	118,050	17,522	135,572
Proceeds from issuance of capital stock	22	2,270	21,126	2,112,552	21,148	2,114,822					2,114,822
Repurchase/redemption of capital stock	(1,697)	(169,719)	(1,094)	(109,407)	(2,791)	(279,126)					(279,126)
Net reclassification of shares to mandatorily redeemable capital stock	(10,715)	(1,071,524)	(10,272)	(1,027,175)	(20,987)	(2,098,699)					(2,098,699)
Net transfer of shares between Class A and Class B	12,036	1,203,588	(12,036)	(1,203,588)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543	—	10,543		10,543
Dividends on capital stock (Class A - 0.8%, Class B - 5.8%):
Cash payment							(273)		(273)		(273)
Stock issued			706	70,551	706	70,551	(70,551)		(70,551)		—
Balance at December 31, 2020	4,122	$412,225	11,618	$1,161,779	15,740	1,574,004	793,331	258,124	1,051,455	42,308	2,667,767
Comprehensive income							128,472	32,118	160,590	30,007	190,597
Proceeds from issuance of capital stock	36	3,616	16,807	1,680,705	16,843	1,684,321					1,684,321
Repurchase/redemption of capital stock	(10,335)	(1,033,507)	(1,247)	(124,673)	(11,582)	(1,158,180)					(1,158,180)
Net reclassification of shares to mandatorily redeemable capital stock	(5,423)	(542,379)	(1,276)	(127,605)	(6,699)	(669,984)					(669,984)
Net transfer of shares between Class A and Class B	13,942	1,394,235	(13,942)	(1,394,235)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.6%):
Cash payment							(255)		(255)		(255)
Stock issued			691	69,140	691	69,140	(69,140)		(69,140)		—
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	1,499,301	852,408	290,242	1,142,650	72,315	2,714,266
Comprehensive income							192,589	48,147	240,736	(156,585)	84,151
Proceeds from issuance of capital stock	24	2,380	38,060	3,806,000	38,084	3,808,380					3,808,380
Repurchase/redemption of capital stock	(18,495)	(1,849,477)	(2,678)	(267,833)	(21,173)	(2,117,310)					(2,117,310)
Net reclassification of shares to mandatorily redeemable capital stock	(3,960)	(396,024)	(4,167)	(416,668)	(8,127)	(812,692)					(812,692)
Net transfer of shares between Class A and Class B	22,477	2,247,708	(22,477)	(2,247,708)	—	—					—
Dividends on capital stock (Class A - 1.7%, Class B - 7.3%):
Cash payment							(251)		(251)		(251)
Stock issued			1,300	130,030	1,300	130,030	(130,030)		(130,030)		—
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544

1    Putable
The accompanying notes are an integral part of these financial statements.
11

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,736	$160,590	$118,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	145,675	(15,563)	(54,707)
Concessions on consolidated obligations	5,112	5,694	26,485
Premiums and discounts on investments, net	(1,522)	14,116	18,636
Premiums, discounts and commitment fees on advances, net	(3,713)	(5,179)	(4,846)
Premiums, discounts and deferred loan costs on mortgage loans, net	20,119	50,188	66,476
Fair value adjustments on hedged assets or liabilities	1,421	3,767	4,802
Premises, software and equipment	3,172	3,285	3,339
Other	249	531	291
Provision (reversal) for credit losses on mortgage loans	710	(750)	(716)
Non-cash interest on mandatorily redeemable capital stock	5	17	58
Net realized (gains) losses on sale of available-for-sale securities	—	—	(1,523)
Net realized (gains) losses on sale of held-to-maturity securities	89	—	—
Net realized (gains) losses on disposal of premises, software and equipment	263	13	3,471
Other adjustments, net	(376)	(335)	4,318
Net (gains) losses on trading securities	112,548	84,089	(78,142)
Net change in derivatives and hedging activities	693,354	239,455	(224,167)
(Increase) decrease in accrued interest receivable	(111,073)	19,699	46,325
Change in net accrued interest included in derivative assets	(41,566)	(6,628)	31,310
(Increase) decrease in other assets	(1,213)	173	(21)
Increase (decrease) in accrued interest payable	154,524	(2,822)	(72,006)
Change in net accrued interest included in derivative liabilities	9,643	(8,149)	1,992
Increase (decrease) in Affordable Housing Program liability	11,411	1,095	(1,898)
Increase (decrease) in other liabilities	2,147	(342)	(64)
Total adjustments	1,000,979	382,354	(230,587)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,241,715	542,944	(112,537)

The accompanying notes are an integral part of these financial statements.
12

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(1,789,189)	$205,509	$(57,502)
Net (increase) decrease in securities purchased under resale agreements	(850,000)	1,100,000	2,150,000
Net (increase) decrease in Federal funds sold	(390,000)	(1,580,000)	(930,000)
Proceeds from sale of trading securities	12,448	—	275,186
Proceeds from maturities of and principal repayments on trading securities	3,583,506	2,299,333	817,141
Purchases of trading securities	(2,790,000)	(2,100,000)	(825,000)
Proceeds from sale of available-for-sale securities	—	—	289,045
Proceeds from maturities of and principal repayments on available-for-sale securities	1,300,457	2,393,669	827,813
Purchases of available-for-sale securities	(3,611,488)	(1,558,584)	(430,610)
Proceeds from sale of held-to-maturity securities	19,930	—	—
Proceeds from maturities of and principal repayments on held-to-maturity securities	80,745	330,258	821,718
Purchases of held-to-maturity securities	—	(45,000)	—
Advances repaid	608,948,836	494,697,338	392,881,159
Advances originated	(630,170,723)	(497,153,655)	(383,664,775)
Principal collected on mortgage loans	1,178,272	3,159,747	4,085,162
Purchases of mortgage loans	(977,459)	(2,142,818)	(2,738,299)
Proceeds from sale of foreclosed assets	805	1,341	1,071
Other investing activities	1,877	3,568	3,336
Purchases of premises, software and equipment	(2,093)	(1,208)	(590)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(25,454,076)	(390,502)	13,504,855

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(184,008)	(283,454)	438,821
Net proceeds from issuance of consolidated obligations:
Discount notes	395,436,136	265,126,314	630,992,025
Bonds	45,857,494	40,017,798	47,968,831
Payments for maturing and retired consolidated obligations:
Discount notes	(377,359,026)	(269,439,854)	(647,521,949)
Bonds	(40,408,800)	(39,950,150)	(42,349,800)
Proceeds from financing derivatives	—	—	3,470
Net interest payments received (paid) for financing derivatives	(7,132)	(22,513)	(16,885)
Proceeds from issuance of capital stock	3,808,380	1,684,321	2,114,822
Payments for repurchase/redemption of capital stock	(2,117,310)	(1,158,180)	(279,126)
Payments for repurchase of mandatorily redeemable capital stock	(812,999)	(671,043)	(2,099,548)
Cash dividends paid	(251)	(255)	(273)
Partial recovery of prior capital distribution to Financing Corporation	—	—	10,543
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,212,484	(4,697,016)	(10,739,069)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123	(4,544,574)	2,653,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,841	4,570,415	1,917,166
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,964	$25,841	$4,570,415

The accompanying notes are an integral part of these financial statements.
13

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures:
Interest paid	$308,581	$184,420	$587,287
Affordable Housing Program payments	$15,653	$17,124	$15,137
Net transfers of mortgage loans to other assets	$176	$449	$1,226
Transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance	$—	$2,019,635	$—
The accompanying notes are an integral part of these financial statements.
14

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2022, 2021 and 2020

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

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that particular FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with FHLBank, including advances, Acquired Member Assets (AMA), and letters of credit. Former members that still have outstanding business transactions with FHLBank are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on FHLBank’s board of directors. See Note 16 for more information on related party transactions.

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

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. As provided by the Bank Act and applicable regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings, and capital stock issued to members. FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. “Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank of Chicago. In addition, FHLBank also offers correspondent services to members and other financial institutions such as wire transfer, security safekeeping, and cash management.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassification: Certain amounts have been revised or reclassified and may not agree to previously issued financial reports. These amounts were not deemed to be material.

Use of Estimates: The preparation of financial statements under GAAP requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities, and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. The most significant of these estimates include the fair value of trading and available-for-sale securities and the fair value of derivatives. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

Fair Values: The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures for the periods presented, have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. Although FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 14 for more information.

Financial Instruments Meeting Netting Requirements: FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Notes 6 and 10 for additional information.

Cash and Due from Banks: For purposes of the Statements of Condition and Statements of Cash Flows, FHLBank considers cash on hand and non-interest-bearing deposits in banks as cash and cash equivalents.

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

Investment Securities: FHLBank classifies investments as trading, available-for-sale, and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

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

For available-for-sale securities in hedging relationships that qualify as fair value hedges, FHLBank records both the changes in the fair value of the designated derivative as well as the changes in the fair value of the investment attributable to the risk being hedged in interest income on available-for-sale securities, and records the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

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

If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net gains (losses) on investment securities. For those securities that management does not intend to sell or it is more likely than not that management will not be required to sell prior to recovery of the amortized cost basis, the credit portion of the impairment is recognized as an allowance for credit losses while the non-credit portion is recognized as net unrealized gains (losses) on available-for-sale securities in OCI.

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

Advances: FHLBank records advances at amortized cost, which is net of premiums, discounts, and fair value basis adjustments. FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. FHLBank records interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the Statements of Condition. Advances are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

Advance Modifications: In cases in which FHLBank funds a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, FHLBank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. FHLBank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the cash flows or if FHLBank concludes the differences between the advances are more than minor based on qualitative factors, the advance is accounted for as a new advance. Otherwise, the new advance is accounted for as a modification.

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

Mortgage Loans Held for Portfolio: FHLBank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. These mortgage loans are recorded at amortized cost, which is the principal amount outstanding, net of premiums, discounts, deferred loan fees, hedging adjustments, charge-offs, and other fees. Accrued interest receivable is recorded separately on the Statements of Condition. An allowance for expected credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. FHLBank does not purchase mortgage loans with credit deterioration at the time of purchase.

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
18

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

Nonaccrual Loans: A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. FHLBank places a conventional mortgage loan on nonaccrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past its due date for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. FHLBank does not place government-guaranteed or -insured mortgage loans on nonaccrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. FHLBank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when: (1) none of its contractual principal and interest is due and unpaid, and FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well secured and in the process of collection.

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

Charge-off Policy: A charge-off is recorded if it is estimated that the amortized cost and any applicable accrued interest in a loan will not be recovered. FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. FHLBank charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less estimated cost to sell, for loans that are 180 days or more delinquent and for certain loans for which the borrower has filed for bankruptcy.

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

Accounting for Non-Qualifying Hedges: An economic hedge is a derivative hedging underlying assets, liabilities or firm commitments that does not qualify for hedge accounting or where management did not elect hedge accounting treatment at inception but is an acceptable hedging strategy under FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings volatility because FHLBank recognizes the net interest settlement and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives, with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

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

As of December 31, 2022 and 2021, premises, software, and equipment were $36,968,000 and $38,310,000, which was net of the accumulated depreciation and amortization of $32,356,000 and $29,264,000, respectively. For the years ended December 31, 2022, 2021, and 2020, the depreciation and amortization expense for premises, software and equipment was $3,172,000, $3,285,000 and $3,339,000, respectively.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Troubled Debt Restructurings and Vintage Disclosures (Accounting Standards Update (ASU) 2022-02). In March 2022, the Financial Accounting Standards Board (FASB) issued amendments to eliminate the accounting guidance for troubled debt restructurings by creditors in Accounting Standards Codification (ASC) 310 for entities that have adopted ASU 2016-13, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance requires that an entity apply the loan refinancing and restructuring guidance in ASC 310-20-35-9 through ASC 310-20-35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of ASC 326. FHLBank adopted this guidance as of January 1, 2023. While this guidance is intended to enhance disclosures, FHLBank does not expect this guidance to have a material effect on FHLBank’s financial condition, results of operations, cash flows, and disclosures.

Fair Value Hedging – Portfolio Layer Method (ASU 2022-01). In March 2022, the FASB issued an amendment to clarify the application of the guidance in ASC 815 related to fair value hedging of interest rate risk for portfolios of financial assets. The ASU expands the scope and application of the portfolio layer method and provides guidance on the accounting for and disclosure of hedge basis adjustments. FHLBank adopted this guidance as of January 1, 2023. FHLBank does not currently hedge interest rate risk for portfolios of financial assets so adoption of this guidance will have no effect on FHLBank’s financial condition, results of operations, cash flows, or disclosures given current strategies.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2024 (as amended by ASU 2022-06). During the fourth quarter of 2022, FHLBank began to transition certain interest rate swaps in designated hedges to a new reference rate, all of which met the scope requirements of ASC 848 for the application of expedients. As such, FHLBank made the elections to not reassess a previous accounting determination and to not dedesignate a hedging relationship due to a change in a critical term. These transactions did not have a material effect on FHLBank’s financial condition, results of operations, or cash flows. While FHLBank is still evaluating other transition options, FHLBank does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In December 2022, the FASB issued an amendment to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides temporary relief during the reference rate reform transition period. The intended cessation date of several remaining tenors of LIBOR was postponed until June 30, 2023 so the amendments recognize that a significant number of modifications may take place up to and after LIBOR cessation. The amendments are effective immediately.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. These may differ from internal ratings of the investments, if applicable. As of December 31, 2022, approximately 27 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of December 31, 2022 and 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of December 31, 2022 and 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $2,278,000 and $903,000, respectively, as of December 31, 2022, and $51,000 and $7,000, respectively, as of December 31, 2021.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2022 and 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $565,000 and $3,000 as of December 31, 2022 and 2021, respectively.

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

Trading Securities: Trading securities by major security type as of December 31, 2022 and 2021 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	12/31/2022	12/31/2021
Non-mortgage-backed securities:
Certificates of deposit	$—	$200,023
U.S. Treasury obligations	396,233	917,472
GSE debentures	388,955	415,918
Non-mortgage-backed securities	785,188	1,533,413
Mortgage-backed securities:
GSE MBS	636,265	806,542
Mortgage-backed securities	636,265	806,542
TOTAL	$1,421,453	$2,339,955

Net gains (losses) on trading securities during the years ended December 31, 2022, 2021, and 2020 are shown in Table 3.2 (in thousands):

Table 3.2

	2022	2021	2020
Net gains (losses) on trading securities held as of December 31, 2022	$(102,889)	$(58,716)	$63,372
Net gains (losses) on trading securities sold or matured prior to December 31, 2022	(9,659)	(25,373)	14,770
NET GAINS (LOSSES) ON TRADING SECURITIES	$(112,548)	$(84,089)	$78,142

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2022 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $28,784,000 as of December 31, 2022.

Table 3.3

	12/31/2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,332,244	$1,493	$(18,381)	$3,315,356
Non-mortgage-backed securities	3,332,244	1,493	(18,381)	3,315,356
Mortgage-backed securities:
U.S. obligation MBS	40,881	—	(842)	40,039
GSE MBS	6,065,734	26,457	(93,170)	5,999,021
Mortgage-backed securities	6,106,615	26,457	(94,012)	6,039,060
TOTAL	$9,438,859	$27,950	$(112,393)	$9,354,416

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of December 31, 2022 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	12/31/2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,540,880	$(6,384)	$532,968	$(11,997)	$2,073,848	$(18,381)
Non-mortgage-backed securities	1,540,880	(6,384)	532,968	(11,997)	2,073,848	(18,381)
Mortgage-backed securities:
U.S. obligation MBS	35,008	(766)	5,032	(76)	40,040	(842)
GSE MBS	3,743,089	(56,545)	881,963	(36,625)	4,625,052	(93,170)
Mortgage-backed securities	3,778,097	(57,311)	886,995	(36,701)	4,665,092	(94,012)
TOTAL	$5,318,977	$(63,695)	$1,419,963	$(48,698)	$6,738,940	$(112,393)

Table 3.6 summarizes the available-for-sale securities with gross unrealized losses as of December 31, 2021 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.6

	12/31/2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$786,606	$(1,459)	$—	$—	$786,606	$(1,459)
Non-mortgage-backed securities	786,606	(1,459)	—	—	786,606	(1,459)
Mortgage-backed securities:
U.S. obligation MBS	—	—	6,191	(6)	6,191	(6)
GSE MBS	331,546	(4,166)	740,451	(1,564)	1,071,997	(5,730)
Mortgage-backed securities	331,546	(4,166)	746,642	(1,570)	1,078,188	(5,736)
TOTAL	$1,118,152	$(5,625)	$746,642	$(1,570)	$1,864,794	$(7,195)

The amortized cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2022 and 2021 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	12/31/2022		12/31/2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,240,015	$1,241,508	$907,110	$907,908
Due after one year through five years	1,876,301	1,858,697	1,660,664	1,661,260
Due after five years through ten years	215,928	215,151	246,745	247,269
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,332,244	3,315,356	2,814,519	2,816,437
Mortgage-backed securities	6,106,615	6,039,060	4,829,977	4,902,748
TOTAL	$9,438,859	$9,354,416	$7,644,496	$7,719,185

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income.
Table 3.8 presents details of the sales for the year ended December 31, 2020 (in thousands). There were no sales of available-for-sale securities during the years ended December 31, 2022 and 2021.

Table 3.8

2020
Proceeds from sale of available-for-sale securities	$289,045

Gross gains on sale of available-for-sale securities	$1,526
Gross losses on sale of available-for-sale securities	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2022 are summarized in Table 3.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $896,000 as of December 31, 2022.

Table 3.9

	12/31/2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$70,505	$—	$(1,737)	$68,768
Non-mortgage-backed securities	70,505	—	(1,737)	68,768
Mortgage-backed securities:
GSE MBS	274,925	695	(4,129)	271,491
Mortgage-backed securities	274,925	695	(4,129)	271,491
TOTAL	$345,430	$695	$(5,866)	$340,259

Held-to-maturity securities by major security type as of December 31, 2021 are summarized in Table 3.10 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $224,000 as of December 31, 2021.

Table 3.10

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of December 31, 2022 and 2021 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	12/31/2022		12/31/2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	40,505	40,036	44,865	44,736
Due after ten years	30,000	28,732	30,000	28,879
Non-mortgage-backed securities	70,505	68,768	74,865	73,615
Mortgage-backed securities	274,925	271,491	371,320	377,156
TOTAL	$345,430	$340,259	$446,185	$450,771

During 2021, FHLBank adopted a provision of ASU 2020-04 which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. Upon adopting the provision, FHLBank transferred held-to-maturity securities with an amortized cost of $2,019,635,000 to available-for-sale and recorded unrealized gains in accumulated other comprehensive income (AOCI) of $4,059,000.

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

Table 3.12

2022
Proceeds from sale of held-to-maturity securities	$19,930
Carrying value of held-to-maturity securities sold	(20,019)
NET REALIZED GAINS (LOSSES)	$(89)
28

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of December 31, 2022 and 2021, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

FHLBank's held-to-maturity and available-for-sale securities: (1) were all highly rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; (3) in the case of U.S. obligations, carry an explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero; and (4) in the case of GSE debentures or MBS, the securities are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2022 and 2021, FHLBank had advances outstanding at interest rates ranging from 0.29 percent to 7.20 percent and 0.12 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of December 31, 2022 and 2021 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $108,891,000 and $13,140,000 as of December 31, 2022 and 2021, respectively.

Table 4.1

	12/31/2022		12/31/2021
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$31,796,396	4.31%	$13,279,735	0.34%
Due after one year through two years	3,147,406	3.24	1,825,235	1.31
Due after two years through three years	2,784,200	3.30	2,359,249	0.98
Due after three years through four years	2,625,365	3.64	1,511,691	1.18
Due after four years through five years	1,894,308	3.52	1,314,949	1.09
Thereafter	2,407,040	3.07	3,141,969	1.76
Total par value	44,654,715	4.03%	23,432,828	0.77%
Discounts	(13,141)		(16,856)
Hedging adjustments	(378,824)		68,316
TOTAL	$44,262,750		$23,484,288

FHLBank offers advances that may be prepaid without prepayment or termination fees on predetermined exercise dates (call dates) prior to the stated advance maturity (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower generally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). Other advances are prepayable with a prepayment fee that makes FHLBank economically indifferent to the prepayment.

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $309,650,000 remain outstanding at December 31, 2022.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of December 31, 2022 and 2021 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Due in one year or less	$33,289,458	$14,582,991	$31,992,646	$14,324,735
Due after one year through two years	2,709,465	1,552,690	3,240,306	2,034,485
Due after two years through three years	2,552,756	1,821,308	2,801,700	2,452,148
Due after three years through four years	2,403,502	1,280,597	2,625,365	1,507,341
Due after four years through five years	1,568,168	1,308,086	1,884,308	1,314,949
Thereafter	2,131,366	2,887,156	2,110,390	1,799,170
TOTAL PAR VALUE	$44,654,715	$23,432,828	$44,654,715	$23,432,828

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of December 31, 2022 and 2021 (in thousands):

Table 4.3

Redemption Term	12/31/2022	12/31/2021
Fixed rate:
Due in one year or less	$31,307,096	$13,061,185
Due after one year through three years	3,984,356	2,593,884
Due after three years through five years	3,050,314	1,871,575
Due after five years through fifteen years	2,050,428	2,752,551
Due after fifteen years	35,010	37,371
Total fixed rate	40,427,204	20,316,566
Variable rate:
Due in one year or less	489,300	218,550
Due after one year through three years	1,947,250	1,590,600
Due after three years through five years	1,469,360	955,065
Due after five years through fifteen years	319,101	349,547
Due after fifteen years	2,500	2,500
Total variable rate	4,227,511	3,116,262
TOTAL PAR VALUE	$44,654,715	$23,432,828

Credit Risk Exposure and Security Terms: FHLBank's advances are primarily made to member financial institutions, including commercial banks and insurance companies. FHLBank manages its credit exposure in accordance with FHLBank's collateral and lending policies to limit risk of loss. These policies use a risk-based approach to establish credit limits, specify eligible collateral types and required collateral levels, and include ongoing monitoring of each borrower’s financial condition.

In addition, FHLBank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, FHLBank is required to obtain sufficient collateral to fully secure credit products up to the borrower’s total credit limit. Collateral eligible to secure new or renewed advances includes:
▪One-to-four family and multifamily mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;
▪Loans and securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);
▪Cash or deposits in FHLBank;
▪Certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value, meets certain requirements, and that FHLBank can perfect a security interest in it; and
▪Certain qualifying securities representing undivided equity interests in eligible advance collateral.

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small business, agriculture loans, and community development loans. FHLBank capital stock owned by each borrower is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, and performance; borrowing capacity; and overall credit exposure to the borrower. FHLBank can also require additional or substitute collateral to protect its security interest. FHLBank has policies and procedures for validating the reasonableness of the collateral valuations. In addition, collateral verifications and on-site reviews are performed by FHLBank based on the risk profile of the borrower. FHLBank management believes that these policies effectively manage credit risk from advances.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of December 31, 2022 and 2021, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2022 and 2021, no advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended December 31, 2022 and 2021.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no allowance for credit losses on advances was recorded as of December 31, 2022 and 2021.

FHLBank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, and savings institutions. As of December 31, 2022, FHLBank had outstanding advances of $15,440,000,000 to two members that individually held 10 percent or more of FHLBank’s advances, which represents 34.6 percent of total outstanding advances. As of December 31, 2021, FHLBank had outstanding advances of $9,045,000,000 to one member that individually held 10 percent or more of FHLBank’s advances, which represented 38.6 percent of total outstanding advances. One of the members was the same in both years.

See Note 14 for information about the fair value of advances.

See Note 16 for detailed information on transactions with related parties.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of December 31, 2022 and 2021 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $38,358,000 and $36,959,000 as of December 31, 2022 and 2021, respectively.

Table 5.1

	12/31/2022	12/31/2021
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,189,428	$1,375,318
Fixed rate, long-term, single-family mortgages	6,640,750	6,664,654
Total unpaid principal balance	7,830,178	8,039,972
Premiums	97,210	107,697
Discounts	(2,230)	(1,371)
Deferred loan costs, net	46	76
Hedging adjustments	(13,691)	(6,011)
Total before allowance for credit losses on mortgage loans	7,911,513	8,140,363
Allowance for credit losses on mortgage loans	(6,378)	(5,317)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$7,905,135	$8,135,046

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of December 31, 2022 and 2021 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	12/31/2022	12/31/2021
Conventional loans	$7,486,591	$7,644,184
Government-guaranteed or -insured loans	343,587	395,788
TOTAL UNPAID PRINCIPAL BALANCE	$7,830,178	$8,039,972

Credit Enhancements: FHLBank's allowance for credit losses considers the credit enhancements associated with conventional mortgage loans under the MPF Program. Credit enhancements may include primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and the CE obligation plus any recoverable performance-based CE fees (for certain MPF loans). Potential recoveries from credit enhancements for conventional loans are evaluated at the individual master commitment level to determine the credit enhancements available to recover losses on loans under each individual master commitment.

Conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so that the risk of loss is limited to the losses within FHLBank's risk tolerance. FHLBank and its PFIs share the risk of credit losses on conventional loans by structuring potential losses into layers with respect to each master commitment. After considering the borrower’s equity and any PMI, credit losses on mortgage loans in a master commitment are then absorbed by FHLBank’s First Loss Account (FLA). If applicable to the MPF product master commitment, FHLBank will withhold a PFI’s scheduled performance-based CE fee in order to reimburse FHLBank for any losses allocated to the FLA. If the FLA is exhausted, the credit losses are then absorbed by the PFI up to an agreed upon CE obligation, which may consist of a direct liability of a PFI to pay credit losses up to a specified amount, a contractual obligation of a PFI to provide SMI, or a combination of both. Thereafter, any remaining credit losses are absorbed by FHLBank.

FHLBank records CE fees paid to PFIs as a reduction to mortgage interest income. Table 5.3 presents net CE fees paid to PFIs for the years ended December 31, 2022, 2021, and 2020 (in thousands):

Table 5.3

	2022	2021	2020
CE fees paid to PFIs	$6,414	$6,432	$7,743
Performance-based CE fees recovered from PFIs	(42)	(54)	(83)
NET CE FEES PAID	$6,372	$6,378	$7,660
Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.4 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2022 (dollar amounts in thousands):

Table 5.4

	12/31/2022
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2018	2018	2019	2020	2021	2022
Amortized Cost:[1]
Past due 30-59 days delinquent	$18,393	$3,969	$7,382	$4,264	$8,120	$4,437	$46,565	$10,381	$56,946
Past due 60-89 days delinquent	3,586	1,125	1,023	674	920	698	8,026	1,460	9,486
Past due 90 days or more delinquent	6,546	3,930	6,810	1,509	928	—	19,723	4,169	23,892
Total past due	28,525	9,024	15,215	6,447	9,968	5,135	74,314	16,010	90,324
Total current loans	1,744,631	280,448	1,074,312	1,646,404	1,857,020	886,268	7,489,083	332,106	7,821,189
Total mortgage loans	$1,773,156	$289,472	$1,089,527	$1,652,851	$1,866,988	$891,403	$7,563,397	$348,116	$7,911,513

Other delinquency statistics:
In process of foreclosure[2]							$8,431	$920	$9,351
Serious delinquency rate[3]							0.3%	1.2%	0.3%
Past due 90 days or more and still accruing interest							$—	$4,169	$4,169
Loans on nonaccrual status[4]							$22,542	$—	$22,542

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
4    Includes $13,288,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

Table 5.5 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2021 (dollar amounts in thousands):

Table 5.5

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
4    Includes $25,211,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

The balance of troubled debt restructurings related to conventional mortgage loans was immaterial as of December 31, 2022 and 2021.
Allowance for Credit Losses:

Conventional Mortgage Loans: Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. FHLBank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current economic conditions, and reasonable and supportable forecasts of expected economic conditions. FHLBank uses a third-party projected cash flow model to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior. The forecasts used in the calculation of expected credit losses cover the contractual terms of the loans rather than a reversion to historical trends after a forecasted period. FHLBank also incorporates associated credit enhancements, as available, to determine its estimate of expected credit losses.

Certain conventional loans may be evaluated for credit losses using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. FHLBank may estimate the fair value of this collateral by applying an appropriate loss severity rate or by using third party estimates or property valuation model(s). The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. FHLBank records a direct charge-off of the loan balance if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit losses.

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.6 presents a roll-forward of the allowance for credit losses on mortgage loans for the years ended December 31, 2022, 2021, and 2020.

Table 5.6

	2022	2021	2020
Balance, beginning of the period	$5,317	$5,177	$985
Adjustment for cumulative effect of accounting change	—	—	6,123
Net (charge-offs) recoveries	351	890	(1,215)
Provision (reversal) for credit losses	710	(750)	(716)
Balance, end of the period	$6,378	$5,317	$5,177

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, FHLBank would have recourse against the servicer for such failure. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of December 31, 2022 and 2021. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

See Note 14 for information about the fair value of mortgage loans held for portfolio.

See Note 16 for detailed information on transactions with related parties.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

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
35

Application of Derivatives: At the inception of every hedge transaction, FHLBank documents all hedging relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and/or liabilities on the Statements of Condition or firm commitments.

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

FHLBank transacts most of its derivatives with counterparties that are large banks and major broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed through a bilateral agreement with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives). FHLBank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Types of Hedged Items: FHLBank may have the following types of hedged items:

Investments - FHLBank invests in U.S. Treasury securities, U.S. Agency MBS, GSE debt securities or MBS, and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of funding and derivatives. FHLBank may manage the prepayment, duration, and interest rate risk by funding investment securities with callable consolidated obligations, or by hedging the prepayment risk with interest rate caps or floors, or callable swaps. FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives that generally offset the changes in fair value of the securities.

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

Consolidated Obligations - FHLBank may enter into derivatives to hedge the interest rate risk associated with debt issuance. FHLBank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For instance, FHLBank may issue a fixed rate consolidated obligation and simultaneously enter into a matching derivative in which FHLBank receives a fixed cash flow designed to mirror in timing and amount the cash outflows FHLBank pays on the consolidated obligation. In this type of transaction, FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. These transactions are designated as fair value hedges. FHLBank may issue variable rate consolidated obligations indexed to the Secured Overnight Financing Rate (SOFR), Federal funds effective rate, or other rates and generally simultaneously execute interest rate swaps to hedge the basis risk of the variable rate debt. This type of hedge is treated as an economic hedge and the derivative is marked-to-market through earnings.

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

Commitments that obligate FHLBank to issue consolidated obligations that settle outside of normal market settlement conventions are considered derivatives. Accordingly, each consolidated obligation commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the consolidated obligation commitment derivative settles, the current market value of the commitment is included with the basis of the consolidated obligation and amortized accordingly.

FHLBank may also hedge a firm commitment for a forward-starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. If the hedge relationship is de-designated when the commitment is terminated and the advance or bond is issued, the fair value change associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time of de-designation. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2022, 2021, and 2020.

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

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2022 and 2021 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	12/31/2022			12/31/2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,967,420	$134,299	$609,555	$18,695,438	$16,678	$152,302
Total derivatives designated as hedging relationships	34,967,420	134,299	609,555	18,695,438	16,678	152,302
Derivatives not designated as hedging instruments:
Interest rate swaps	14,149,543	34,187	1,257	2,079,830	5	28,963
Interest rate caps/floors	304,000	1,727	—	477,500	335	—
Mortgage delivery commitments	33,882	24	173	72,025	32	45
Total derivatives not designated as hedging instruments	14,487,425	35,938	1,430	2,629,355	372	29,008
TOTAL	$49,454,845	170,237	610,985	$21,324,793	17,050	181,310
Netting adjustments and cash collateral[1]		101,839	(608,626)		139,876	(176,730)
DERIVATIVE ASSETS AND LIABILITIES		$272,076	$2,359		$156,926	$4,580

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $761,704,000 and $316,606,000 as of December 31, 2022 and 2021, respectively. Cash collateral received was $51,239,000 and $0 as of December 31, 2022 and 2021, respectively.
38

For the years ended December 31, 2022, 2021, and 2020, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$742,694	$197,809	$368,075	$638,751
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$464,852	$531,080	$(43,327)	$(606,760)
Hedged items[2]	(448,444)	(518,173)	30,865	564,081
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$16,408	$12,907	$(12,462)	$(42,679)

	2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$129,586	$44,239	$5,481	$160,173
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$132,292	$115,716	$13	$(42,427)
Hedged items[2]	(198,791)	(213,559)	(33)	75,168
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(66,499)	$(97,843)	$(20)	$32,741

	2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$268,051	$54,311	$123,124	$363,896
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(253,469)	$(354,003)	$18,345	$44,157
Hedged items[2]	202,888	246,911	(118)	(8,264)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(50,581)	$(107,092)	$18,227	$35,893

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.
39

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2022 and 2021 (in thousands):

Table 6.3

12/31/2022
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$8,161,351	$(387,377)	$8,553	$(378,824)
Available-for-sale securities	5,959,781	(418,984)	—	(418,984)
Consolidated obligation discount notes	(7,562,117)	30,865	—	30,865
Consolidated obligation bonds	(11,657,093)	604,595	—	604,595

12/31/2021
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,268,057	$57,055	$11,261	$68,316
Available-for-sale securities	5,785,963	100,372	—	100,372
Consolidated obligation bonds	(6,754,140)	40,514	—	40,514

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in AOCI is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	2022	2021	2020
Economic hedges:
Interest rate swaps	$107,552	$83,501	$(78,872)
Interest rate caps/floors	1,406	195	23
Net interest settlements	(13,661)	(50,398)	(46,630)
Price alignment interest	(186)	24	239
Mortgage delivery commitments	(8,619)	(2,920)	(4,205)
NET GAINS (LOSSES) ON DERIVATIVES	$86,492	$30,402	$(129,445)

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

Cleared derivatives. For cleared derivatives, a Clearinghouse is FHLBank’s counterparty. The applicable Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent in turn notifies FHLBank. FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered cash collateral. The requirement that FHLBank post initial and variation margin to the Clearinghouse through the clearing agent exposes FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payment for changes in the value of cleared derivatives is posted daily through a clearing agent.

The Clearinghouse determines initial margin requirements, and credit ratings generally are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2022 and 2021.

FHLBank’s net exposure on derivative agreements is presented in Note 10.

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

Table 7.1 details the types of deposits held by FHLBank as of December 31, 2022 and 2021 (in thousands):

Table 7.1

	12/31/2022	12/31/2021
Interest-bearing:
Demand	$301,073	$317,911
Overnight	352,400	530,100
Term	12,000	2,750
Total interest-bearing	665,473	850,761
Non-interest-bearing:
Other	45,588	95,446
Total non-interest-bearing	45,588	95,446
TOTAL DEPOSITS	$711,061	$946,207

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes and, as provided by the Bank Act or FHFA regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, FHLBank records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The FHFA and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds may be issued to raise short-, intermediate-, and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are generally issued at less than their face amounts and redeemed at par when they mature.

Although FHLBank Topeka is primarily liable for its portion of consolidated obligations, FHLBank Topeka is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the FHFA determines that the non-complying FHLBank is unable to satisfy its obligations, then the FHFA may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of FHLBank Topeka, was $1,181,742,527,000 and $652,861,829,000 as of December 31, 2022 and 2021, respectively. See Note 17 for FHLBank obligations acquired by FHLBank Topeka as investments. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which FHLBank is located.

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2022 and 2021 (dollar amounts in thousands):

Table 8.1

	12/31/2022		12/31/2021
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$21,936,100	3.77%	$21,821,300	0.13%
Due after one year through two years	7,074,505	2.97	2,582,600	1.02
Due after two years through three years	3,508,370	1.95	2,435,700	0.90
Due after three years through four years	4,254,750	1.74	1,927,100	0.86
Due after four years through five years	1,694,660	1.79	3,766,500	0.89
Thereafter	4,638,150	1.99	5,125,050	1.57
Total par value	43,106,535	3.02%	37,658,250	0.55%
Premiums	18,950		27,470
Discounts	(3,789)		(2,720)
Concession fees	(11,262)		(11,877)
Hedging adjustments	(604,595)		(40,514)
TOTAL	$42,505,839		$37,630,609

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of December 31, 2022 and 2021 includes callable bonds totaling $16,008,000,000 and $11,224,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2022 and 2021 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	12/31/2022	12/31/2021
Due in one year or less	$35,682,600	$32,612,800
Due after one year through two years	4,789,005	2,224,600
Due after two years through three years	940,370	1,024,200
Due after three years through four years	1,067,750	565,100
Due after four years through five years	256,660	684,500
Thereafter	370,150	547,050
TOTAL PAR VALUE	$43,106,535	$37,658,250

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2022 and 2021 (in thousands):

Table 8.3

	12/31/2022	12/31/2021
Simple variable rate	$21,625,000	$15,752,000
Fixed rate	19,194,535	20,957,250
Step	2,287,000	949,000
TOTAL PAR VALUE	$43,106,535	$37,658,250

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2022	$24,775,405	$24,997,018	3.81%

December 31, 2021	$6,568,989	$6,569,580	0.04%

1    Represents yield to maturity excluding concession fees.

Information about the fair value of the consolidated obligations is included in Note 14.

NOTE 9 – AFFORDABLE HOUSING PROGRAM

The Bank Act requires each FHLBank to establish an AHP. As a part of its AHP, FHLBank provides subsidies in the form of direct grants or below-market interest rates on advances to members that provide the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of: (a) 10 percent of its previous year's income subject to assessment; or (b) the prorated sum required to ensure the aggregate contribution by all FHLBanks is no less than $100,000,000 each year, except that the required annual AHP contribution shall not exceed an FHLBank's net earnings in the previous year. For purposes of the AHP calculation, the term “income subject to assessment” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP. FHLBank accrues this expense monthly based on its income subject to assessment.

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

Table 9.1 details the change in the AHP liability for the years ended December 31, 2022, 2021, and 2020 (in thousands):

Table 9.1

	2022	2021	2020
Appropriated and reserved AHP funds as of the beginning of the period	$42,224	$41,129	$43,027
AHP set aside based on current year income	26,749	17,845	13,123
Direct grants disbursed	(15,653)	(17,124)	(15,137)
Recaptured funds[1]	315	374	116
Appropriated and reserved AHP funds as of the end of the period	$53,635	$42,224	$41,129

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

As of December 31, 2022, FHLBank’s AHP accrual on its Statements of Condition consisted of $26,812,000 for the 2023 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $26,823,000 for prior years’ AHP (committed but undisbursed).

NOTE 10 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2022 and 2021 (in thousands):

Table 10.1

12/31/2022
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$154,844	$(153,125)	$1,719	$(24)	$1,695
Cleared derivatives	15,393	254,964	270,357	—	270,357
Total derivative assets	170,237	101,839	272,076	(24)	272,052
Securities purchased under agreements to resell	2,350,000	—	2,350,000	(2,350,000)	—
TOTAL	$2,520,237	$101,839	$2,622,076	$(2,350,024)	$272,052

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2022 and 2021 (in thousands):

Table 10.3

12/31/2022
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$609,169	$(606,810)	$2,359	$(173)	$2,186
Cleared derivatives	1,816	(1,816)	—	—	—
Total derivative liabilities	610,985	(608,626)	2,359	(173)	2,186
TOTAL	$610,985	$(608,626)	$2,359	$(173)	$2,186

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
•Risk-based capital. FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operational risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the FHFA. Only permanent capital, defined as the amounts paid-in for Class B Common Stock and retained earnings, can be used by FHLBank to satisfy its risk-based capital requirement. The FHFA may require FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the FHFA has not placed any such requirement on FHLBank to date.
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

Table 11.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of December 31, 2022 and 2021 (dollar amounts in thousands):

Table 11.1

	12/31/2022		12/31/2021
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$481,076	$3,522,040	$363,108	$2,407,762
Total regulatory capital-to-asset ratio	4.0%	5.2%	4.0%	5.5%
Total regulatory capital	$2,879,714	$3,761,094	$1,920,850	$2,642,533
Leverage capital ratio	5.0%	7.7%	5.0%	8.0%
Leverage capital	$3,599,642	$5,522,115	$2,401,062	$3,846,414

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

The percentages listed above are subject to change by FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require FHLBank to request FHFA approval of an amended capital plan. See Note 16 for detailed information on transactions with related parties.

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

Stock Dividends: FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by FHLBank. The DPT effective for dividends paid during 2022, 2021, and 2020 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero for that dividend period (DPT is floored at zero).

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2022, 2021, and 2020 (in thousands):

Table 11.2

	2022	2021	2020
Balance, beginning of period	$582	$1,624	$2,415
Capital stock subject to mandatory redemption reclassified from equity during the period	812,692	669,984	2,199,346
Capital stock redemption cancellations reclassified to equity during the period	—	—	(100,647)
Redemption or repurchase of mandatorily redeemable capital stock during the period	(812,999)	(671,043)	(2,099,548)
Stock dividend classified as mandatorily redeemable capital stock during the period	5	17	58
Balance, end of period	$280	$582	$1,624

The accounting treatment for mandatorily redeemable capital stock does not affect the definition of regulatory capital for purposes of determining FHLBank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (various percentages of total FHLBank capital depending on the date acquired), calculating its unsecured credit exposure to other GSEs (100 percent of total FHLBank capital), or calculating its unsecured credit limits to other counterparties (various percentages of total FHLBank capital depending on the rating of the counterparty).

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2022, FHLBank’s excess stock was less than one percent of total assets.

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
49

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the years ended December 31, 2022, 2021, and 2020 (in thousands):

Table 12.1

	Year Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 3)	Defined Benefit Pension Plan (Note 13)	Total AOCI
Balance at December 31, 2019	$26,788	$(2,002)	$24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	19,931		19,931
Net gains (losses) - defined benefit pension plan		(1,177)	(1,177)
Settlement charges - defined benefit pension plan		133	133
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[1]	(1,523)		(1,523)
Amortization of net losses - defined benefit pension plan[2]		158	158
Net current period other comprehensive income (loss)	18,408	(886)	17,522
Balance at December 31, 2020	45,196	(2,888)	42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[3]	29,493		29,493
Net gains (losses) - defined benefit pension plan		(17)	(17)
Settlement charges - defined benefit pension plan		199	199
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		332	332
Net current period other comprehensive income (loss)	29,493	514	30,007
Balance at December 31, 2021	74,689	(2,374)	72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(159,132)		(159,132)
Net gains (losses) - defined benefit pension plan		2,298	2,298
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		249	249
Net current period other comprehensive income (loss)	(159,132)	2,547	(156,585)
Balance at December 31, 2022	$(84,443)	$173	$(84,270)

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

NOTE 13 - PENSION AND POSTRETIREMENT BENEFIT PLANS

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2021. For the Pentegra Defined Benefit Plan years ended June 30, 2021 and 2020, FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. Table 13.1 presents the net pension cost and funded status of FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 13.1

	2022	2021	2020
Net pension cost charged to compensation and benefits expense, excluding fees	$405	$1,695	$840
Pentegra Defined Benefit Plan funded status as of July 1[1]	118.9%	130.6%	108.5%
FHLBank's funded status as of July 1	108.7%	118.6%	99.9%

1    The funded status as of July 1, 2022 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2022 through March 15, 2023. Contributions made on or before March 15, 2023, and designated for the plan year ended June 30, 2022, will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year July 1, 2022 through June 30, 2023 is filed (this Form 5500 is due to be filed no later than April 2024). The funded status as of July 1, 2021 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2021 through March 15, 2022. Contributions made on or before March 15, 2022, and designated for the plan year ended June 30, 2021, will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year July 1, 2021 through June 30, 2022 is filed (this Form 5500 is due to be filed no later than April 2023).

Qualified Defined Contribution Plans: FHLBank also administers the Federal Home Loan Bank of Topeka 401(k) Plan, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a non-matching contribution on behalf of all eligible employees in addition to a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. Prior to January 1, 2020, FHLBank participated in the Pentegra Defined Contribution Plan for Financial Institutions. FHLBank’s contributions totaled $2,344,000, $2,353,000 and $2,329,000 for 2022, 2021, and 2020, respectively, and were charged to compensation and benefits expense.

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

There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations of the deferred compensation component of the BEP were $8,440,000 and $7,405,000 as of December 31, 2022 and 2021, respectively.

Table 13.2 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of FHLBank’s BEP for the years ended December 31, 2022, 2021, and 2020 (dollar amounts in thousands):

Table 13.2

	2022	2021	2020
Discount rate - benefit obligation	5.00%	2.50%	2.25%
Discount rate - net periodic benefit cost	2.50%	2.25%	3.00%
Amortization period (years) - net periodic benefit cost	4.78	4.96	5.53
Accumulated benefit obligation	$8,908	$11,818	$13,411

NOTE 14 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2022 and 2021. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Subjectivity of Estimates: Estimates of the fair value of advances with options, mortgage instruments, and derivatives with embedded options are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the years ended December 31, 2022 and 2021.

Tables 14.1 and 14.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of December 31, 2022 and 2021. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 14.3 and 14.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of December 31, 2022 and 2021 are summarized in Tables 14.1 and 14.2 (in thousands):

Table 14.1

	12/31/2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,964	$25,964	$25,964	$—	$—	$—
Interest-bearing deposits	2,039,852	2,039,852	—	2,039,852	—	—
Securities purchased under agreements to resell	2,350,000	2,350,000	—	2,350,000	—	—
Federal funds sold	3,750,000	3,750,000	—	3,750,000	—	—
Trading securities	1,421,453	1,421,453	—	1,421,453	—	—
Available-for-sale securities	9,354,416	9,354,416	—	9,354,416	—	—
Held-to-maturity securities	345,430	340,259	—	271,491	68,768	—
Advances	44,262,750	44,173,791	—	44,173,791	—	—
Mortgage loans held for portfolio, net of allowance	7,905,135	6,639,257	—	6,638,132	1,125	—
Accrued interest receivable	186,594	186,594	—	186,594	—	—
Derivative assets	272,076	272,076	—	170,237	—	101,839
Liabilities:
Deposits	711,061	711,052	—	711,052	—	—
Consolidated obligation discount notes	24,775,405	24,630,686	—	24,630,686	—	—
Consolidated obligation bonds	42,505,839	41,258,883	—	41,258,883	—	—
Mandatorily redeemable capital stock	280	280	280	—	—	—
Accrued interest payable	197,175	197,175	—	197,175	—	—
Derivative liabilities	2,359	2,359	—	610,985	—	(608,626)
Other Asset (Liability):
Industrial revenue bonds	35,000	31,948	—	31,948	—	—
Financing obligation payable	(35,000)	(31,948)	—	(31,948)	—	—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Table 14.2

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
Fair Value Methodologies and Techniques and Significant Inputs:
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Tables 14.3 and 14.4.

Investment Securities: For long-term (as determined by original issuance date) investment securities, FHLBank obtains prices from multiple designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market‑related data. Since many MBS are not traded daily, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by FHLBank. The use of multiple pricing vendors provides FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities.

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

As of December 31, 2022 and 2021, multiple prices were received for substantially all of FHLBank’s long-term investment securities so the final prices for those securities were computed by averaging the prices received. Based on FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

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
•Forward interest rate assumption for rate resets - swap curve of index rate of the instrument (e.g., SOFR or Fed Funds Effective Rate); and
•Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options.
▪Mortgage delivery commitments:
•To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

Fair Value Measurements: Tables 14.3 and 14.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2022 and 2021 (in thousands).

Table 14.3

	12/31/2022
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$396,233	$—	$396,233	$—	$—
GSE debentures	388,955	—	388,955	—	—
GSE MBS	636,265	—	636,265	—	—
Total trading securities	1,421,453	—	1,421,453	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,315,356	—	3,315,356	—	—
U.S. obligation MBS	40,039	—	40,039	—	—
GSE MBS	5,999,021	—	5,999,021	—	—
Total available-for-sale securities	9,354,416	—	9,354,416	—	—
Derivative assets:
Interest-rate related	272,052	—	170,213	—	101,839
Mortgage delivery commitments	24	—	24	—	—
Total derivative assets	272,076	—	170,237	—	101,839
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$11,047,945	$—	$10,946,106	$—	$101,839

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,186	$—	$610,812	$—	$(608,626)
Mortgage delivery commitments	173	—	173	—	—
Total derivative liabilities	2,359	—	610,985	—	(608,626)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,359	$—	$610,985	$—	$(608,626)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,164	$—	$—	$1,164	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,164	$—	$—	$1,164	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the year ended December 31, 2022 and still outstanding as of December 31, 2022.

Table 14.4

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,113,638,974,000 and $608,633,999,000 as of December 31, 2022 and 2021, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2022, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: Table 15.1 presents off-balance sheet commitments at December 31, 2022 and 2021 (in thousands). No allowance for credit losses was recorded on these commitments at December 31, 2022 and 2021.

Table 15.1

	12/31/2022			12/31/2021
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$6,475,917	$250	$6,476,167	$5,206,182	$1,983	$5,208,165
Advance commitments outstanding	173,959	2,505	176,464	21,001	3,905	24,906
Principal commitments for standby bond purchase agreements	212,705	646,165	858,870	—	727,200	727,200
Commitments to fund or purchase mortgage loans	33,882	—	33,882	72,025	—	72,025
Commitments to issue consolidated bonds, at par	501,000	—	501,000	635,000	—	635,000
Commitments to issue consolidated discount notes, at par	7,500	—	7,500	—	—	—

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2027. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,878,000 and $1,336,000 as of December 31, 2022 and 2021, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2026, though some are renewable at the option of FHLBank. As of December 31, 2022 and 2021, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2022 and 2021.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(149,000) and $(13,000) as of December 31, 2022 and 2021, respectively.

Commitments to Issue Consolidated Obligations: FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

Other Commitments: On June 28, 2017, FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by FHLBank. The County assigned the lease to the bond trustee for FHLBank's benefit as the sole holder of the IRBs. FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in FHLBank's Statements of Condition. The IRBs and the equivalent liability are included in FHLBank's Statements of Condition in other assets and other liabilities, respectively. FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of December 31, 2022 and 2021, $35,000,000 of the IRBs were issued and outstanding.

Safekeeping Custodial Arrangements: FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for FHLBank. As of December 31, 2022, the total original par value of customer securities held by FHLBank under this arrangement was $71,058,795,000.

Other commitments and contingencies are discussed in Notes 1, 4, 5, 6, 8, 9, 11 and 13.

NOTE 16 – TRANSACTIONS WITH STOCKHOLDERS

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 16.1 and 16.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2022 and 2021 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 16.1

12/31/2022
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$493,412	21.7%	$493,912	19.7%
TOTAL		$500	0.2%	$493,412	21.7%	$493,912	19.7%

Table 16.2

12/31/2021
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$413,430	32.7%	$413,930	27.6%
TOTAL		$500	0.2%	$413,430	32.7%	$413,930	27.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2022 and 2021 are summarized in Table 16.3 (dollar amounts in thousands).

Table 16.3

	12/31/2022		12/31/2021		12/31/2022		12/31/2021
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$10,740,000	24.1%	$9,045,000	38.6%	$530	0.1%	$517	0.1%
TOTAL	$10,740,000	24.1%	$9,045,000	38.6%	$530	0.1%	$517	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2022 and 2021.

Transactions with FHLBank Directors’ Financial Institutions: Table 16.4 presents information as of December 31, 2022 and 2021 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 16.4

	12/31/2022		12/31/2021
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$185,535	0.4%	$180,099	0.8%

Deposits	$7,322	1.0%	$15,613	1.6%

Class A Common Stock	$4,151	1.7%	$4,655	2.0%
Class B Common Stock	11,793	0.5	17,056	1.3
TOTAL CAPITAL STOCK	$15,944	0.6%	$21,711	1.4%

Table 16.5 presents mortgage loans acquired during the years ended December 31, 2022 and 2021 for members that had an officer or director serving on FHLBank’s board of directors in 2022 or 2021 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 16.5

	2022		2021
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$17,285	1.8%	$40,202	1.9%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2022, 2021, and 2020 as presented in Table 17.1 (in thousands). All transactions occurred at market prices.

Table 17.1

Business Activity	2022	2021	2020
Average overnight interbank loan balances to other FHLBanks[1]	$12,027	$592	$2,883
Average overnight interbank loan balances from other FHLBanks[1]	3,288	2,948	6,831
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	1,363	4,192	6,981
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	6,079	6,401	7,819
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
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
4    Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $104,838,000 and $109,532,000 as of December 31, 2022 and 2021, respectively, are included in the non-MBS GSE debentures totals presented in Note 3. Interest income earned on these securities totaled $3,429,000 for each of the years ended December 31, 2022, 2021, and 2020, respectively.

