Form 10-Q
period 2023-03-31
Federal Home Loan Bank of Topeka
filed 2023-05-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
April 28, 2023
Class A Stock, par value $100 per share	4,661,973
Class B Stock, par value $100 per share	23,334,215

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

Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this quarterly report, as well as those discussed under Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2022, incorporated by reference herein.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2023	12/31/2022
ASSETS
Cash and due from banks	$25,295	$25,964
Interest-bearing deposits	2,113,940	2,039,852
Securities purchased under agreements to resell (Note 9)	3,600,000	2,350,000
Federal funds sold	2,975,000	3,750,000

Investment securities:
Trading securities (Note 3)	1,427,002	1,421,453
Available-for-sale securities, amortized cost of $9,466,345 and $9,438,859 (Note 3)	9,383,789	9,354,416
Held-to-maturity securities, fair value of $327,896 and $340,259 (Note 3)	331,735	345,430
Total investment securities	11,142,526	11,121,299

Advances (Note 4)	46,456,748	44,262,750
Mortgage loans held for portfolio, net of allowance for credit losses of $5,836 and $6,378 (Note 5)	7,925,256	7,905,135
Accrued interest receivable	196,675	186,594
Derivative assets, net (Notes 6, 9)	321,958	272,076
Other assets	80,797	79,172

TOTAL ASSETS	$74,838,195	$71,992,842

LIABILITIES
Deposits (Note 7)	$955,321	$711,061

Consolidated obligations, net:
Discount notes (Note 8)	20,972,372	24,775,405
Bonds (Note 8)	48,514,875	42,505,839
Total consolidated obligations, net	69,487,247	67,281,244

Mandatorily redeemable capital stock (Note 10)	269	280
Accrued interest payable	266,118	197,175
Affordable Housing Program payable	61,439	53,635
Derivative liabilities, net (Notes 6, 9)	2,452	2,359
Other liabilities	199,902	70,544

TOTAL LIABILITIES	70,972,748	68,316,298

Commitments and contingencies (Note 13)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2023	12/31/2022

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,924 and 2,388 shares issued and outstanding) (Note 10)	$292,424	$238,777
Class B ($100 par value; 23,697 and 22,689 shares issued and outstanding) (Note 10)	2,369,665	2,268,932
Total capital stock	2,662,089	2,507,709

Retained earnings:
Unrestricted	930,383	914,716
Restricted	355,358	338,389
Total retained earnings	1,285,741	1,253,105

Accumulated other comprehensive income (loss) (Note 11)	(82,383)	(84,270)

TOTAL CAPITAL	3,865,447	3,676,544

TOTAL LIABILITIES AND CAPITAL	$74,838,195	$71,992,842

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2023	03/31/2022
INTEREST INCOME:
Interest-bearing deposits	$30,697	$376
Securities purchased under agreements to resell	30,282	536
Federal funds sold	47,356	794
Trading securities	10,360	13,883
Available-for-sale securities	116,836	14,784
Held-to-maturity securities	4,106	1,053
Advances	536,594	37,881
Mortgage loans held for portfolio	60,808	54,554
Other	760	197
Total interest income	837,799	124,058

INTEREST EXPENSE:
Deposits	7,569	126
Consolidated obligations:
Discount notes	263,521	2,036
Bonds	461,882	36,556
Mandatorily redeemable capital stock	3	1
Other	421	264
Total interest expense	733,396	38,983

NET INTEREST INCOME	104,403	85,075
Provision (reversal) for credit losses on mortgage loans	(402)	(307)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	104,805	85,382

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	8,984	(59,488)
Net gains (losses) on derivatives	(525)	46,563
Standby bond purchase agreement commitment fees	681	625
Letters of credit fees	1,910	1,570
Other	563	1,221
Total other income (loss)	11,613	(9,509)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2023	03/31/2022
OTHER EXPENSES:
Compensation and benefits	$11,707	$10,558
Other operating	5,679	5,003
Federal Housing Finance Agency	1,531	1,413
Office of Finance	1,096	1,224
Mortgage loans transaction service fees	1,564	1,521
Other	568	159
Total other expenses	22,145	19,878

INCOME BEFORE ASSESSMENTS	94,273	55,995

Affordable Housing Program	9,428	5,600

NET INCOME	$84,845	$50,395

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2023	03/31/2022
Net income	$84,845	$50,395

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	1,887	(41,227)
Defined benefit pension plan	—	62
Total other comprehensive income (loss)	1,887	(41,165)

TOTAL COMPREHENSIVE INCOME (LOSS)	$86,732	$9,230

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	1,499,301	852,408	290,242	1,142,650	72,315	2,714,266
Comprehensive income							40,316	10,079	50,395	(41,165)	9,230
Proceeds from issuance of capital stock	—	—	6,387	638,709	6,387	638,709					638,709
Repurchase/redemption of capital stock	(3,607)	(360,704)	(605)	(60,520)	(4,212)	(421,224)					(421,224)
Net reclassification of shares to mandatorily redeemable capital stock	(604)	(60,397)	(1,027)	(102,650)	(1,631)	(163,047)					(163,047)
Net transfer of shares between Class A and Class B	4,071	407,133	(4,071)	(407,133)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.8%):
Cash payment							(54)		(54)		(54)
Stock issued			204	20,418	204	20,418	(20,418)		(20,418)		—
Balance at March 31, 2022	2,202	$220,222	13,539	$1,353,935	15,741	1,574,157	872,252	300,321	1,172,573	31,150	2,777,880

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544
Comprehensive income							67,876	16,969	84,845	1,887	86,732
Proceeds from issuance of capital stock	—	—	10,230	1,023,010	10,230	1,023,010					1,023,010
Repurchase/redemption of capital stock	(6,448)	(644,851)	(647)	(64,683)	(7,095)	(709,534)					(709,534)
Net reclassification of shares to mandatorily redeemable capital stock	(779)	(77,852)	(1,334)	(133,385)	(2,113)	(211,237)					(211,237)
Net transfer of shares between Class A and Class B	7,763	776,350	(7,763)	(776,350)	—	—					—
Dividends on capital stock (Class A - 3.7%, Class B - 8.8%):
Cash payment							(68)		(68)		(68)
Stock issued			522	52,141	522	52,141	(52,141)		(52,141)		—
Balance at March 31, 2023	2,924	$292,424	23,697	$2,369,665	26,621	$2,662,089	$930,383	$355,358	$1,285,741	$(82,383)	$3,865,447

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2023	03/31/2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,845	$50,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	37,341	(1,789)
Concessions on consolidated obligations	1,573	964
Premiums and discounts on investments, net	(5,042)	1,673
Premiums, discounts and commitment fees on advances, net	(839)	(1,113)
Premiums, discounts and deferred loan costs on mortgage loans, net	2,963	6,527
Fair value adjustments on hedged assets or liabilities	343	388
Premises, software and equipment	711	808
Other	—	62
Provision (reversal) for credit losses on mortgage loans	(402)	(307)
Non-cash interest on mandatorily redeemable capital stock	2	—
Net realized (gains) losses on disposal of premises, software and equipment	—	1
Other adjustments, net	29	(162)
Net (gains) losses on trading securities	(8,984)	59,488
Net change in derivatives and hedging activities	(100,606)	303,292
(Increase) decrease in accrued interest receivable	(10,279)	(1,684)
Change in net accrued interest included in derivative assets	372	(19,212)
(Increase) decrease in other assets	238	904
Increase (decrease) in accrued interest payable	68,780	5,892
Change in net accrued interest included in derivative liabilities	580	6,042
Increase (decrease) in Affordable Housing Program liability	7,804	2,881
Increase (decrease) in other liabilities	(6,979)	(5,694)
Total adjustments	(12,395)	358,961
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	72,450	409,356

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2023	03/31/2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(88,565)	$(72,681)
Net (increase) decrease in securities purchased under resale agreements	(1,250,000)	(600,000)
Net (increase) decrease in Federal funds sold	775,000	260,000
Proceeds from maturities of and principal repayments on trading securities	3,435	404,650
Purchases of trading securities	—	(900,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	813,082	351,543
Purchases of available-for-sale securities	(587,682)	(697,435)
Proceeds from maturities of and principal repayments on held-to-maturity securities	13,689	24,646
Advances repaid	216,804,077	159,083,449
Advances originated	(218,878,795)	(161,291,476)
Principal collected on mortgage loans	162,277	390,204
Purchases of mortgage loans	(185,411)	(286,235)
Net proceeds from sale of foreclosed assets	(43)	70
Other investing activities	—	930
Purchases of premises, software and equipment	(2,241)	(133)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,421,177)	(3,332,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	224,016	(1,513)
Net proceeds from issuance of consolidated obligations:
Discount notes	100,994,078	39,888,155
Bonds	18,963,090	12,747,640
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(104,863,347)	(38,614,004)
Bonds	(12,076,813)	(11,141,400)
Bonds transferred to other FHLBanks	(999,987)	—
Net interest payments received (paid) for financing derivatives	4,863	(6,704)
Proceeds from issuance of capital stock	1,023,010	638,709
Payments for repurchase/redemption of capital stock	(709,534)	(421,224)
Payments for repurchase of mandatorily redeemable capital stock	(211,250)	(163,070)
Cash dividends paid	(68)	(54)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,348,058	2,926,535
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(669)	3,423
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,964	25,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,295	$29,264

Supplemental disclosures:
Interest paid	$196,661	$44,786
Affordable Housing Program payments	$1,644	$2,764
Net transfers of mortgage loans to other assets	$447	$67
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2023

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

FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2022. The interim financial statements presented herein should be read in conjunction with FHLBank’s audited financial statements and notes thereto, which are included in FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 20, 2023 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Troubled Debt Restructurings and Vintage Disclosures (Accounting Standards Update (ASU) 2022-02). In March 2022, the Financial Accounting Standards Board (FASB) issued amendments to eliminate the accounting guidance for troubled debt restructurings by creditors in Accounting Standards Codification (ASC) 310 for entities that have adopted ASU 2016-13, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance requires that an entity apply the loan refinancing and restructuring guidance in ASC 310-20-35-9 through ASC 310-20-35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of ASC 326. FHLBank adopted this guidance as of January 1, 2023. While this guidance is intended to enhance disclosures, the adoption of this guidance did not have a material effect on FHLBank’s financial condition, results of operations, cash flows, and disclosures.

Fair Value Hedging – Portfolio Layer Method (ASU 2022-01). In March 2022, the FASB issued an amendment to clarify the application of the guidance in ASC 815 related to fair value hedging of interest rate risk for portfolios of financial assets. The ASU expands the scope and application of the portfolio layer method and provides guidance on the accounting for and disclosure of hedge basis adjustments. FHLBank adopted this guidance as of January 1, 2023. FHLBank does not currently hedge interest rate risk for portfolios of financial assets so adoption of this guidance had no effect on FHLBank’s financial condition, results of operations, cash flows, or disclosures given current strategies.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2024 (as amended by ASU 2022-06). FHLBank has transitioned certain interest rate swaps in designated hedges to a new reference rate, all of which met the scope requirements of ASC 848 for the application of expedients. As such, FHLBank made the elections to not reassess a previous accounting determination and to not dedesignate a hedging relationship due to a change in a critical term. These transactions did not have a material effect on FHLBank’s financial condition, results of operations, or cash flows. While FHLBank is still evaluating other transition options, FHLBank does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

In December 2022, the FASB issued an amendment to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides temporary relief during the reference rate reform transition period. The intended cessation date of several remaining tenors of LIBOR was postponed until June 30, 2023 so the amendments recognize that a significant number of modifications may take place up to and after LIBOR cessation. The amendments were effective immediately.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of March 31, 2023, approximately 27 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of March 31, 2023 and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of March 31, 2023 and December 31, 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $2,690,000 and $400,000, respectively, as of March 31, 2023, and $2,278,000 and $903,000, respectively, as of December 31, 2022.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $485,000 and $565,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Trading Securities: Trading securities by major security type as of March 31, 2023 and December 31, 2022 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2023	12/31/2022
Non-mortgage-backed securities:
U.S. Treasury obligations	398,007	396,233
GSE debentures	390,978	388,955
Non-mortgage-backed securities	788,985	785,188
Mortgage-backed securities:
GSE MBS	638,017	636,265
Mortgage-backed securities	638,017	636,265
TOTAL	$1,427,002	$1,421,453

Net gains (losses) on trading securities during the three months ended March 31, 2023 and 2022 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2023	03/31/2022
Net gains (losses) on trading securities held as of March 31, 2023	$8,984	$(52,044)
Net gains (losses) on trading securities sold or matured prior to March 31, 2023	—	(7,444)
NET GAINS (LOSSES) ON TRADING SECURITIES	$8,984	$(59,488)

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2023 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $29,426,000 as of March 31, 2023.

Table 3.3

	03/31/2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,979,315	$1,009	$(21,735)	$2,958,589
Non-mortgage-backed securities	2,979,315	1,009	(21,735)	2,958,589
Mortgage-backed securities:
U.S. obligation MBS	117,955	—	(859)	117,096
GSE MBS	6,369,075	27,104	(88,075)	6,308,104
Mortgage-backed securities	6,487,030	27,104	(88,934)	6,425,200
TOTAL	$9,466,345	$28,113	$(110,669)	$9,383,789

Available-for-sale securities by major security type as of December 31, 2022 are summarized in Table 3.4 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $28,784,000 as of December 31, 2022.

Table 3.4

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of March 31, 2023 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,870,195	$(11,868)	$542,951	$(9,867)	$2,413,146	$(21,735)
Non-mortgage-backed securities	1,870,195	(11,868)	542,951	(9,867)	2,413,146	(21,735)
Mortgage-backed securities:
U.S. obligation MBS	4,844	(74)	34,272	(785)	39,116	(859)
GSE MBS	2,599,164	(29,841)	1,892,855	(58,234)	4,492,019	(88,075)
Mortgage-backed securities	2,604,008	(29,915)	1,927,127	(59,019)	4,531,135	(88,934)
TOTAL	$4,474,203	$(41,783)	$2,470,078	$(68,886)	$6,944,281	$(110,669)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2023 and December 31, 2022 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	03/31/2023		12/31/2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$544,435	$545,443	$1,240,015	$1,241,508
Due after one year through five years	2,213,543	2,192,711	1,876,301	1,858,697
Due after five years through ten years	221,337	220,435	215,928	215,151
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,979,315	2,958,589	3,332,244	3,315,356
Mortgage-backed securities	6,487,030	6,425,200	6,106,615	6,039,060
TOTAL	$9,466,345	$9,383,789	$9,438,859	$9,354,416

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2023 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $1,310,000 as of March 31, 2023.

Table 3.8

	03/31/2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$70,505	$—	$(1,672)	$68,833
Non-mortgage-backed securities	70,505	—	(1,672)	68,833
Mortgage-backed securities:
GSE MBS	261,230	948	(3,115)	259,063
Mortgage-backed securities	261,230	948	(3,115)	259,063
TOTAL	$331,735	$948	$(4,787)	$327,896

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of March 31, 2023 and December 31, 2022 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	03/31/2023		12/31/2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	40,505	40,053	40,505	40,036
Due after ten years	30,000	28,780	30,000	28,732
Non-mortgage-backed securities	70,505	68,833	70,505	68,768
Mortgage-backed securities	261,230	259,063	274,925	271,491
TOTAL	$331,735	$327,896	$345,430	$340,259

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of March 31, 2023 and 2022, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of both March 31, 2023 and December 31, 2022, FHLBank had advances outstanding at interest rates ranging from 0.29 percent to 7.20 percent. Table 4.1 presents advances summarized by redemption term as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $116,716,000 and $108,891,000 as of March 31, 2023 and December 31, 2022, respectively.

Table 4.1

	03/31/2023		12/31/2022
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$32,735,144	4.81%	$31,796,396	4.31%
Due after one year through two years	3,750,021	3.66	3,147,406	3.24
Due after two years through three years	2,948,707	3.44	2,784,200	3.30
Due after three years through four years	3,049,610	3.95	2,625,365	3.64
Due after four years through five years	2,016,375	3.97	1,894,308	3.52
Thereafter	2,229,576	3.22	2,407,040	3.07
Total par value	46,729,433	4.46%	44,654,715	4.03%
Discounts	(12,301)		(13,141)
Hedging adjustments	(260,384)		(378,824)
TOTAL	$46,456,748		$44,262,750

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $240,650,000 remain outstanding at March 31, 2023.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of March 31, 2023 and December 31, 2022 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	03/31/2023	12/31/2022	03/31/2023	12/31/2022
Due in one year or less	$34,223,061	$33,289,458	$32,862,394	$31,992,646
Due after one year through two years	3,102,841	2,709,465	3,863,421	3,240,306
Due after two years through three years	2,899,077	2,552,756	2,948,707	2,801,700
Due after three years through four years	2,826,721	2,403,502	3,049,610	2,625,365
Due after four years through five years	1,703,380	1,568,168	2,006,375	1,884,308
Thereafter	1,974,353	2,131,366	1,998,926	2,110,390
TOTAL PAR VALUE	$46,729,433	$44,654,715	$46,729,433	$44,654,715

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of March 31, 2023 and December 31, 2022 (in thousands):

Table 4.3

Redemption Term	03/31/2023	12/31/2022
Fixed rate:
Due in one year or less	$32,158,044	$31,307,096
Due after one year through three years	4,739,978	3,984,356
Due after three years through five years	3,674,126	3,050,314
Due after five years through fifteen years	1,895,710	2,050,428
Due after fifteen years	32,114	35,010
Total fixed rate	42,499,972	40,427,204
Variable rate:
Due in one year or less	577,100	489,300
Due after one year through three years	1,958,750	1,947,250
Due after three years through five years	1,391,860	1,469,360
Due after five years through fifteen years	299,251	319,101
Due after fifteen years	2,500	2,500
Total variable rate	4,229,461	4,227,511
TOTAL PAR VALUE	$46,729,433	$44,654,715

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of March 31, 2023 and December 31, 2022, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2023 and December 31, 2022, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of March 31, 2023 and December 31, 2022, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2023 and December 31, 2022 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $39,072,000 and $38,358,000 as of March 31, 2023 and December 31, 2022, respectively.

Table 5.1

	03/31/2023	12/31/2022
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,150,331	$1,189,428
Fixed rate, long-term, single-family mortgages	6,701,191	6,640,750
Total unpaid principal balance	7,851,522	7,830,178
Premiums	95,786	97,210
Discounts	(2,558)	(2,230)
Deferred loan costs, net	44	46
Hedging adjustments	(13,702)	(13,691)
Total before allowance for credit losses on mortgage loans	7,931,092	7,911,513
Allowance for credit losses on mortgage loans	(5,836)	(6,378)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$7,925,256	$7,905,135

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of March 31, 2023 and December 31, 2022 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2023	12/31/2022
Conventional loans	$7,509,341	$7,486,591
Government-guaranteed or -insured loans	342,181	343,587
TOTAL UNPAID PRINCIPAL BALANCE	$7,851,522	$7,830,178

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of March 31, 2023 (dollar amounts in thousands):

Table 5.3

	03/31/2023
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2019	2019	2020	2021	2022	2023
Amortized Cost:[1]
Past due 30-59 days delinquent	$23,653	$9,137	$3,361	$10,170	$4,161	$—	$50,482	$11,029	$61,511
Past due 60-89 days delinquent	3,971	2,117	569	1,022	1,561	—	9,240	1,375	10,615
Past due 90 days or more delinquent	9,264	4,724	1,459	508	566	—	16,521	4,518	21,039
Total past due	36,888	15,978	5,389	11,700	6,288	—	76,243	16,922	93,165
Total current loans	1,963,149	1,052,130	1,616,407	1,824,623	890,239	161,670	7,508,218	329,709	7,837,927
Total mortgage loans	$2,000,037	$1,068,108	$1,621,796	$1,836,323	$896,527	$161,670	$7,584,461	$346,631	$7,931,092

Other delinquency statistics:
In process of foreclosure[2]							$5,574	$1,187	$6,761
Serious delinquency rate[3]							0.2%	1.3%	0.3%
Past due 90 days or more and still accruing interest							$—	$4,518	$4,518
Loans on nonaccrual status[4]							$19,373	$—	$19,373

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
4    Includes $11,829,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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
Allowance for Credit Losses:
Conventional Mortgage Loans: Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. FHLBank determines its allowance for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current economic conditions, and reasonable and supportable forecasts of expected economic conditions. FHLBank uses a third-party projected cash flow model to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior. The forecasts used in the calculation of expected credit losses cover the contractual terms of the loans rather than a reversion to historical trends after a forecasted period. FHLBank also incorporates associated credit enhancements, as available, to determine its estimate of expected credit losses.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three months ended March 31, 2023 and 2022.

Table 5.5

	Three Months Ended
Conventional Loans	03/31/2023	03/31/2022
Balance, beginning of the period	$6,378	$5,317
Net (charge-offs) recoveries	(140)	28
Provision (reversal) for credit losses	(402)	(307)
Balance, end of the period	$5,836	$5,038

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, FHLBank would have recourse against the servicer for such failure. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of March 31, 2023 and December 31, 2022. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2023 and December 31, 2022 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	03/31/2023			12/31/2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$44,302,136	$78,359	$533,065	$34,967,420	$134,299	$609,555
Total derivatives designated as hedging relationships	44,302,136	78,359	533,065	34,967,420	134,299	609,555
Derivatives not designated as hedging instruments:
Interest rate swaps	10,152,252	27,593	504	14,149,543	34,187	1,257
Interest rate caps/floors	304,000	1,377	—	304,000	1,727	—
Mortgage delivery commitments	46,347	116	37	33,882	24	173
Total derivatives not designated as hedging instruments	10,502,599	29,086	541	14,487,425	35,938	1,430
TOTAL	$54,804,735	107,445	533,606	$49,454,845	170,237	610,985
Netting adjustments and cash collateral[1]		214,513	(531,154)		101,839	(608,626)
DERIVATIVE ASSETS AND LIABILITIES		$321,958	$2,452		$272,076	$2,359

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $776,675,000 and $761,704,000 as of March 31, 2023 and December 31, 2022, respectively. Cash collateral received was $31,008,000 and $51,239,000 as of March 31, 2023 and December 31, 2022, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended March 31, 2023 and 2022, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	03/31/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$536,594	$116,836	$263,521	$461,882
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(78,806)	$(71,218)	$16,658	$54,901
Hedged items[2]	118,441	111,500	(25,891)	(124,178)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$39,635	$40,282	$(9,233)	$(69,277)

	Three Months Ended
	03/31/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$37,881	$14,784	$2,036	$36,556
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$193,430	$215,804	$(606)	$(255,563)
Hedged items[2]	(207,166)	(235,685)	1,230	273,563
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(13,736)	$(19,881)	$624	$18,000

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2023 and December 31, 2022 (in thousands):

Table 6.3

03/31/2023
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$9,513,738	$(250,523)	$(9,861)	$(260,384)
Available-for-sale securities	5,973,141	(307,485)	—	(307,485)
Consolidated obligation discount notes	(10,452,989)	4,973	—	4,973
Consolidated obligation bonds	(17,226,468)	486,643	(6,226)	480,417

12/31/2022
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$8,161,351	$(387,377)	$8,553	$(378,824)
Available-for-sale securities	5,959,781	(418,984)	—	(418,984)
Consolidated discount notes	(7,562,117)	30,865	—	30,865
Consolidated obligation bonds	(11,657,093)	604,595	—	604,595

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	Three Months Ended
	03/31/2023	03/31/2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(8,286)	$60,927
Interest rate caps/floors	(350)	941
Net interest settlements	8,298	(10,374)
Price alignment interest	(210)	4
Mortgage delivery commitments	23	(4,935)
NET GAINS (LOSSES) ON DERIVATIVES	$(525)	$46,563

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2023 and December 31, 2022.

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

Table 7.1 details the types of deposits held by FHLBank as of March 31, 2023 and December 31, 2022 (in thousands):

Table 7.1

	03/31/2023	12/31/2022
Interest-bearing:
Demand	$349,602	$301,073
Overnight	547,700	352,400
Term	6,250	12,000
Total interest-bearing	903,552	665,473
Non-interest-bearing:
Other	51,769	45,588
Total non-interest-bearing	51,769	45,588
TOTAL DEPOSITS	$955,321	$711,061

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

Table 8.1

	03/31/2023		12/31/2022
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$26,873,000	4.39%	$21,936,100	3.77%
Due after one year through two years	9,082,790	3.61	7,074,505	2.97
Due after two years through three years	3,107,785	2.07	3,508,370	1.95
Due after three years through four years	4,080,125	1.90	4,254,750	1.74
Due after four years through five years	1,615,100	1.96	1,694,660	1.79
Thereafter	4,235,150	2.11	4,638,150	1.99
Total par value	48,993,950	3.62%	43,106,535	3.02%
Premiums	17,260		18,950
Discounts	(4,991)		(3,789)
Concession fees	(10,927)		(11,262)
Hedging adjustments	(480,417)		(604,595)
TOTAL	$48,514,875		$42,505,839

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of March 31, 2023 and December 31, 2022 includes callable bonds totaling $18,743,600,000 and $16,008,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2023 and December 31, 2022 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	03/31/2023	12/31/2022
Due in one year or less	$42,910,500	$35,682,600
Due after one year through two years	3,604,290	4,789,005
Due after two years through three years	900,785	940,370
Due after three years through four years	906,125	1,067,750
Due after four years through five years	330,100	256,660
Thereafter	342,150	370,150
TOTAL PAR VALUE	$48,993,950	$43,106,535

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2023 and December 31, 2022 (in thousands):

Table 8.3

	03/31/2023	12/31/2022
Fixed rate	$24,340,950	$19,194,535
Simple variable rate	22,366,000	21,625,000
Step	2,287,000	2,287,000
TOTAL PAR VALUE	$48,993,950	$43,106,535

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2023	$20,972,372	$21,261,788	4.40%

December 31, 2022	$24,775,405	$24,997,018	3.81%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2023 and December 31, 2022 (in thousands):

Table 9.1

03/31/2023
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$101,113	$(93,142)	$7,971	$(116)	$7,855
Cleared derivatives	6,332	307,655	313,987	—	313,987
Total derivative assets	107,445	214,513	321,958	(116)	321,842
Securities purchased under agreements to resell	3,600,000	—	3,600,000	(3,600,000)	—
TOTAL	$3,707,445	$214,513	$3,921,958	$(3,600,116)	$321,842

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2023 and December 31, 2022 (in thousands):

Table 9.3

03/31/2023
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$502,930	$(500,478)	$2,452	$(37)	$2,415
Cleared derivatives	30,676	(30,676)	—	—	—
Total derivative liabilities	533,606	(531,154)	2,452	(37)	2,415
TOTAL	$533,606	$(531,154)	$2,452	$(37)	$2,415

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

Table 10.1

	03/31/2023		12/31/2022
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$518,010	$3,655,409	$481,076	$3,522,040
Total regulatory capital-to-asset ratio	4.0%	5.3%	4.0%	5.2%
Total regulatory capital	$2,993,528	$3,948,099	$2,879,714	$3,761,094
Leverage capital ratio	5.0%	7.7%	5.0%	7.7%
Leverage capital	$3,741,910	$5,775,804	$3,599,642	$5,522,115

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2023 and 2022 (in thousands):

Table 10.2

	Three Months Ended
	03/31/2023	03/31/2022
Balance, beginning of period	$280	$582
Capital stock subject to mandatory redemption reclassified from equity during the period	211,237	163,047
Redemption or repurchase of mandatorily redeemable capital stock during the period	(211,250)	(163,070)
Stock dividend classified as mandatorily redeemable capital stock during the period	2	—
Balance, end of period	$269	$559

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2023, FHLBank’s excess stock was less than one percent of total assets.

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

Stock Dividends: FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by FHLBank. The DPT effective for dividends paid during 2022 and the first quarter of 2023 was equal to the average overnight Federal funds effective rate minus 100 basis points. On March 24, 2023, the board of directors revised the DPT as the average effective overnight Federal funds rate for a dividend period minus 200 basis points. This DPT will be effective for the second quarter of 2023 and continue to be effective until such time as it may be changed by the board of directors. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (DPT is floored at zero).

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended March 31, 2023 and 2022 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2021	$74,689	$(2,374)	$72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(41,227)		(41,227)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		62	62
Net current period other comprehensive income (loss)	(41,227)	62	(41,165)
Balance at March 31, 2022	$33,462	$(2,312)	$31,150

Balance at December 31, 2022	$(84,443)	$173	$(84,270)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	1,887		1,887
Net current period other comprehensive income (loss)	1,887	—	1,887
Balance at March 31, 2023	$(82,556)	$173	$(82,383)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2023 and December 31, 2022. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2023 and 2022.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of March 31, 2023 and December 31, 2022. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of March 31, 2023 and December 31, 2022 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	03/31/2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,295	$25,295	$25,295	$—	$—	$—
Interest-bearing deposits	2,113,940	2,113,940	—	2,113,940	—	—
Securities purchased under agreements to resell	3,600,000	3,600,000	—	3,600,000	—	—
Federal funds sold	2,975,000	2,975,000	—	2,975,000	—	—
Trading securities	1,427,002	1,427,002	—	1,427,002	—	—
Available-for-sale securities	9,383,789	9,383,789	—	9,383,789	—	—
Held-to-maturity securities	331,735	327,896	—	259,063	68,833	—
Advances	46,456,748	46,392,673	—	46,392,673	—	—
Mortgage loans held for portfolio, net of allowance	7,925,256	6,791,998	—	6,790,773	1,225	—
Accrued interest receivable	196,675	196,675	—	196,675	—	—
Derivative assets	321,958	321,958	—	107,445	—	214,513
Liabilities:
Deposits	955,321	955,322	—	955,322	—	—
Consolidated obligation discount notes	20,972,372	20,786,465	—	20,786,465	—	—
Consolidated obligation bonds	48,514,875	47,424,206	—	47,424,206	—	—
Mandatorily redeemable capital stock	269	269	269	—	—	—
Accrued interest payable	266,118	266,118	—	266,118	—	—
Derivative liabilities	2,452	2,452	—	533,606	—	(531,154)
Other Asset (Liability):
Industrial revenue bonds	35,000	32,414	—	32,414	—	—
Financing obligation payable	(35,000)	(32,414)	—	(32,414)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2023 and December 31, 2022 (in thousands).

Table 12.3

	03/31/2023
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$398,007	$—	$398,007	$—	$—
GSE debentures	390,978	—	390,978	—	—
GSE MBS	638,017	—	638,017	—	—
Total trading securities	1,427,002	—	1,427,002	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,958,589	—	2,958,589	—	—
U.S. obligation MBS	117,096	—	117,096	—	—
GSE MBS	6,308,104	—	6,308,104	—	—
Total available-for-sale securities	9,383,789	—	9,383,789	—	—
Derivative assets:
Interest-rate related	321,842	—	107,329	—	214,513
Mortgage delivery commitments	116	—	116	—	—
Total derivative assets	321,958	—	107,445	—	214,513
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$11,132,749	$—	$10,918,236	$—	$214,513

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,415	$—	$533,569	$—	$(531,154)
Mortgage delivery commitments	37	—	37	—	—
Total derivative liabilities	2,452	—	533,606	—	(531,154)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,452	$—	$533,606	$—	$(531,154)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,242	$—	$—	$1,242	$—
Real estate owned	285	—	—	285	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,527	$—	$—	$1,527	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the three months ended March 31, 2023 and still outstanding as of March 31, 2023.

Table 12.4

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,407,411,991,000 and $1,113,638,974,000 as of March 31, 2023 and December 31, 2022, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at March 31, 2023 and December 31, 2022 (in thousands). No allowance for credit losses was recorded on these commitments at March 31, 2023 and December 31, 2022.

Table 13.1

	03/31/2023			12/31/2022
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$6,374,228	$3,604	$6,377,832	$6,475,917	$250	$6,476,167
Advance commitments outstanding	57,964	2,615	60,579	173,959	2,505	176,464
Principal commitments for standby bond purchase agreements	282,830	603,580	886,410	212,705	646,165	858,870
Commitments to fund or purchase mortgage loans	46,347	—	46,347	33,882	—	33,882
Commitments to issue consolidated bonds, at par	—	—	—	501,000	—	501,000
Commitments to issue consolidated discount notes, at par	389,098	—	389,098	7,500	—	7,500

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2027. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,914,000 and $1,878,000 as of March 31, 2023 and December 31, 2022, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2026, though some are renewable at the option of FHLBank. As of March 31, 2023 and December 31, 2022, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2023 and 2022.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $79,000 and $(149,000) as of March 31, 2023 and December 31, 2022, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 14.1

03/31/2023
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$608,151	25.7%	$608,651	22.9%
TOTAL		$500	0.2%	$608,151	25.7%	$608,651	22.9%

Table 14.2

12/31/2022
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$493,412	21.7%	$493,912	19.7%
TOTAL		$500	0.2%	$493,412	21.7%	$493,912	19.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2023 and December 31, 2022 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	03/31/2023		12/31/2022		03/31/2023		12/31/2022
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$13,370,000	28.6%	$10,740,000	24.1%	$1,073	0.1%	$530	0.1%
TOTAL	$13,370,000	28.6%	$10,740,000	24.1%	$1,073	0.1%	$530	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2023 and 2022.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of March 31, 2023 and December 31, 2022 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	03/31/2023		12/31/2022
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$418,483	0.9%	$185,535	0.4%

Deposits	$8,237	0.9%	$7,322	1.0%

Class A Common Stock	$4,658	1.6%	$4,151	1.7%
Class B Common Stock	21,314	0.9	11,793	0.5
TOTAL CAPITAL STOCK	$25,972	1.0%	$15,944	0.6%

Table 14.5 presents mortgage loans acquired during the three months ended March 31, 2023 and 2022 for members that had an officer or director serving on FHLBank’s board of directors in 2023 or 2022 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended
	03/31/2023		03/31/2022
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$4,512	2.5%	$5,577	2.0%

NOTE 15 – TRANSACTIONS WITH OTHER FHLBANKS

From time to time, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the three months ended March 31, 2023, FHLBank Topeka transferred debt obligations with a par amount of $1,000,000,000 to another FHLBank. There were no transfers of debt obligations to other FHLBanks during the same period in the prior year.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I, Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2022, which includes audited financial statements and related notes for the year ended December 31, 2022. Our MD&A includes the following sections:
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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2023	12/31/2022	09/30/2022	06/30/2022	03/31/2022
Statement of Condition (as of period end):
Total assets	$74,838,195	$71,992,842	$63,500,273	$57,499,300	$50,742,692
Investments[1]	19,831,466	19,261,151	19,720,136	19,367,647	16,867,881
Advances	46,456,748	44,262,750	35,318,980	29,522,840	25,487,576
Mortgage loans, net	7,925,256	7,905,135	7,998,911	8,018,930	8,021,949
Total liabilities	70,972,748	68,316,298	60,204,762	54,504,534	47,964,812
Deposits	955,321	711,061	667,970	781,845	936,691
Consolidated obligations, net[2]	69,487,247	67,281,244	59,236,614	53,004,477	46,804,372
Total capital	3,865,447	3,676,544	3,295,511	2,994,766	2,777,880
Capital stock	2,662,089	1,168,835	2,120,273	1,821,016	1,574,157
Retained earnings	1,285,741	1,253,105	1,227,616	1,197,103	1,172,573
Statement of Income (for the quarterly period ended):
Net interest income	104,403	99,895	94,795	83,226	85,075
Other income (loss)	11,613	4,393	(1,174)	(7,652)	(9,509)
Other expenses	22,145	22,102	19,149	19,725	19,878
Income before assessments	94,273	81,176	74,357	55,957	55,995
Affordable Housing Program (AHP) assessments	9,428	8,117	7,436	5,596	5,600
Net income	84,845	73,059	66,921	50,361	50,395
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	52,209	47,570	36,408	25,831	20,472
Weighted average dividend rate[3]	8.12%	7.79%	6.94%	5.63%	4.88%
Dividend payout ratio[4]	61.53%	65.11%	54.40%	51.29%	40.62%
Return on average equity	8.96%	8.04%	8.07%	6.60%	6.98%
Return on average assets	0.46%	0.41%	0.42%	0.35%	0.39%
Average equity to average assets	5.09%	5.06%	5.21%	5.37%	5.59%
Net interest margin[5]	0.56%	0.56%	0.60%	0.59%	0.66%
Total capital ratio[6]	5.17%	5.11%	5.19%	5.21%	5.47%
Regulatory capital ratio[7]	5.28%	5.22%	5.27%	5.25%	5.41%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
2    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 13 to the financial statements for a description of the par amount of consolidated obligations of all FHLBanks for which we are jointly and severally liable.
3    Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
4    Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented. FHFA regulation requires dividends be paid out of known income prior to declaration date.
5    Net interest income as a percentage of average earning assets.
6    GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.
7    Regulatory capital (i.e., permanent capital and Class A Common Stock) as a percentage of total assets.

We are a regional wholesale bank that makes advances (loans) to, purchases mortgage loans from, and provides limited other financial services primarily to our members. Our mission is to be a reliable source of liquidity and low-cost funding for our members in support of residential mortgage lending and related housing and economic development needs of the communities served by our members. As an independent, member-owned cooperative, we seek to maintain a balance between our public purpose and our ability to provide adequate returns on the capital supplied by our members. Our members include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFI).

Since March 2023, members have increased their on-balance sheet liquidity due to market turmoil caused by the financial difficulties and failures of multiple U.S. banks. Continued concern over stress in the banking sector has kept the demand for liquidity elevated. The purpose and mission of the FHLBank System is to serve as a reliable source of liquidity for members, the demand for which can expand in times of uncertainty and market stress. As this stress subsides, demand for advances as additional on-balance sheet liquidity also typically subsides, along with the related funding.

First Quarter 2023 Financial Highlights:
•Net interest income/margin: Net interest income increased $19.3 million to $104.4 million for the quarter ended March 31, 2023 compared to $85.1 million for the quarter ended March 31, 2022. The increase in net interest income resulted from higher rates and average balances on advances and investments, combined with the impact of higher interest rates on fair value hedges. Additionally, prepayments continued to slow on mortgage-related assets, which increased interest income due to less premium amortization between periods. Despite the increase in net interest income from higher rates and an increase in interest-earning assets, our net interest margin declined 10 basis points for the current quarter, from 0.66 percent for the quarter ended March 31, 2022 to 0.56 percent for the quarter ended March 31, 2023. This decline was due to compression in net interest spread between the yield on interest-earning assets and the cost of interest-bearing liabilities, primarily on our mortgage loan portfolio. The mortgage loan portfolio is fixed rate and funded with a combination of callable debt, fixed rate debt, and short-term debt, and the increase in funding costs between periods exceeded the increase in yield on the portfolio. Further, changes in balance sheet composition, notably an increase in advances as a percentage of total assets, has negatively impacted net interest margin. Advances are our lowest spread asset, so net interest margin declines as advance balances comprise a larger percentage of total assets.
•Total assets: Total assets increased from $72.0 billion as of December 31, 2022 to $74.8 billion as of March 31, 2023, driven by the $2.2 billion increase in advances between periods.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of March 31, 2023 and December 31, 2022, our Primary Mission Asset ratio was 82 percent and 80 percent, respectively.
•Advances: Advances increased from $44.3 billion at December 31, 2022 to $46.5 billion at March 31, 2023, representing 62.1 percent of total assets as of March 31, 2023, compared to 61.5 percent as of December 31, 2022. The average balance of advances increased $18.5 billion, or 66.1 percent, for the three months ended March 31, 2023 when compared to the prior year period. Advance demand has increased as members' earning assets have grown and deposit outflows have increased throughout our district. Members have also increased advance utilization as a source of on-balance sheet liquidity and to manage funding costs in a rising interest rate environment.
•Mortgage loans: Mortgage loans held steady at $7.9 billion as of March 31, 2023 and December 31, 2022, representing 10.6 percent of total assets as of March 31, 2023, compared to 11.0 percent as of December 31, 2022. The average balance of mortgage loans decreased $0.2 billion, or 2.2 percent, for the three months ended March 31, 2023 when compared to the prior year period, but the interest income impact of this decrease was offset by lower premium amortization and originations at interest rates higher than that of the existing portfolio.
•Performance ratios: Return on average equity (ROE) increased to 8.96 percent for the quarter ended March 31, 2023 compared to 6.98 percent for the prior year quarter due to the increase in net income for the current quarter, partially offset by the increase in average capital.
•Dividends: The Class A Common Stock dividend rate of 3.75 percent per annum and the Class B Common Stock dividend rate of 8.75 percent per annum combined for a weighted average dividend rate for the quarter ended March 31, 2023 of 8.12 percent, which is 353 basis points above the average daily interest rate on reserve balances for the quarter.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2023	03/31/2022	03/31/2023	12/31/2022
Market Instrument	Three-month	Three-month	Ending	Ending
	Average	Average	Rate	Rate
Secured Overnight Financing Rate[1]	4.50%	0.09%	4.87%	4.30%
Federal funds effective rate[1]	4.52	0.12	4.83	4.33
Federal Reserve interest rate on reserve balances[1]	4.59	0.19	4.90	4.40
3-month U.S. Treasury bill[1]	4.71	0.29	4.75	4.37
3-month LIBOR[1]	4.92	0.52	5.19	4.77
2-year U.S. Treasury note[1]	4.36	1.45	4.03	4.43
5-year U.S. Treasury note[1]	3.81	1.83	3.57	4.00
10-year U.S. Treasury note[1]	3.65	1.95	3.47	3.88
30-year residential mortgage note rate[1,2]	6.44	4.03	6.40	6.58

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The recent deposit outflows and financial difficulties experienced by multiple U.S. banks has created stress for the banking industry and the financial markets. On March 12, 2023, the Federal Reserve announced a plan to make available additional funding to eligible depository institutions to help assure that they have the ability to meet the needs of all their depositors, through eased access to the discount window and the creation of a new Bank Term Funding Program (BTFP). The BTFP offers eligible banks an additional source of liquidity collateralized with high-quality securities at par to eliminate the need to sell securities to meet the needs of depositors. The BTFP is currently scheduled to end on March 11, 2024. During this time, we continued to execute our mission by serving as a reliable source of liquidity and funding for our members (See “Financial Condition - Advances” under this Item 2 for additional information.) While the BTFP is a temporary measure and is intended to be utilized in conjunction with other liquidity sources to ensure banks have the ability meet liquidity needs resulting from the loss of deposits, it could replace advance demand for on-balance sheet liquidity for some members. We continue to monitor these and related developments and assess any effect on our business, results of operations, and financial condition.

Yields on U.S. Treasuries remained inverted at the end of the first quarter of 2023, as the two-year Treasury note remained above the ten-year Treasury note. Treasury yields were higher on the short-end of the curve relative to the prevailing yields at the end of 2022. Treasury yields on terms of two years and longer have declined since year-end 2022 in response to the March Federal Open Market Committee (FOMC) policy decisions and outlook. During the first quarter of 2023, the FOMC announced rate hikes of 25 basis points at the February, March, and May meetings amidst market volatility but in line with market expectations. The FOMC’s statement indicated that, despite some improvements in economic indicators, concerns about inflation persist so ongoing increases in the target range will be required to reduce inflation to the FOMC’s two percent objective. Mortgage rates remained elevated compared to market conditions one year ago, which has reduced mortgage prepayments and related premium amortization and increased yields on mortgage-related assets compared to the first quarter of 2022.

We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. The cost of issuing short-term debt has increased since the same period in the prior year, but the high demand for short-term Agency debt due to concerns over the federal debt ceiling has kept this spread relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks. Recent efforts of the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook, including concerns about a possible recession. Labor market constraints are expected to keep inflation elevated throughout 2023 despite FOMC intervention, which could impact economic growth and member demand for advances. If the level of inflation and inflation expectations continue to trend higher, it could result in higher interest rates, especially short- and intermediate-term interest rates, although the heightened risk of recession could temper rate increases, especially towards the end of 2023. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. As noted throughout this quarterly report, some of our variable rate investments, derivative assets, derivative liabilities, and related collateral are indexed to one-month or three-month tenors of LIBOR, most of which have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2023.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	03/31/2023 vs. 03/31/2022
	Dollar Change	Percentage Change
Total interest income	$713,741	575.3%
Total interest expense	694,413	1,781.3
Net interest income	19,328	22.7
Provision (reversal) for credit losses on mortgage loans	(95)	(30.9)
Net interest income after mortgage loan loss provision	19,423	22.7
Net gains (losses) on trading securities	68,472	115.1
Net gains (losses) on derivatives	(47,088)	(101.1)
Other non-interest income	(262)	(7.7)
Total other income (loss)	21,122	222.1
Operating expenses	1,825	11.7
Other non-interest expenses	442	10.2
Total other expenses	2,267	11.4
AHP assessments	3,828	68.4
NET INCOME	$34,450	68.4%

Net income increased $34.4 million, or 68.4 percent, to $84.8 million for the three months ended March 31, 2023 compared to $50.4 million for the three months ended March 31, 2022. The $34.4 million increase in net income for the current quarter was primarily a result of increases in net interest income and fluctuations in fair value of derivatives and trading securities, partially offset by increases in operating expenses driven by compensation and benefits and an increased allocation of funds available to members for affordable housing. For detailed discussion relating to these fluctuations, see “Net Interest Income and Net Interest Margin,” “Net Gains (Losses) on Derivatives,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $19.3 million for the quarter, or 22.7 percent, from $85.1 million for the three months ended March 31, 2022 to $104.4 million for the three months ended March 31, 2023. Despite this increase, net interest margin declined 10 basis points for the current quarter, from 0.66 percent for the quarter ended March 31, 2022 to 0.56 percent for the quarter ended March 31, 2023 (see Table 6). This decline was caused by compression in net interest spread between the yield on interest-earning assets and the cost of interest-bearing liabilities, primarily on the mortgage loan portfolio. Further, changes in balance sheet composition, notably an increase in advances as a percentage of total assets, has negatively impacted net interest margin. Advances are typically our lowest spread asset, so net interest margin declines as advance balances comprise a larger percentage of total assets.

Interest income increased primarily due to the increase in the average yield and balance of advances and, to a lesser extent, investments. The income impact of the slight decline in the average balance of the mortgage loan portfolio was offset by the decline in premium amortization due to slower prepayments; however, the mortgage loan portfolio is fixed rate and funded with a combination of callable debt, fixed rate debt, and short-term debt, and the increase in funding costs, especially short-term debt, between periods exceeded the increase in yield on the portfolio. The increase in funding costs was due to upward repricing of variable rate debt, including fixed rate debt swapped to a variable rate, and the issuance of fixed rate debt at higher market interest rates.

For further discussion of advances, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” Overnight investments also provided a positive contribution, as the yield increased more than the cost of the associated short-term debt.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For the current quarter, net interest income increased $26.0 million due to net interest settlements received on fair value hedges compared to net interest paid for the same period in the prior year due to increases in interest rates between periods. Tables 4 and 5 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 03/31/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(5,169)	$6,073	$—	$4,363	$(1,028)	$4,239
Net amortization/accretion of hedging activities	(536)	—	193	—	—	(343)
Net interest received (paid)	49,018	37,890	—	(13,893)	(68,288)	4,727
Price alignment amount	(3,678)	(3,681)	—	297	39	(7,023)
TOTAL	$39,635	$40,282	$193	$(9,233)	$(69,277)	$1,600

Table 5

	Three Months Ended 03/31/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,129	$2,467	$—	$232	$2,067	$6,895
Net amortization/accretion of hedging activities	(560)	—	172	—	—	(388)
Net interest received (paid)	(15,288)	(22,341)	—	392	15,933	(21,304)
Price alignment amount	(17)	(7)	—	—	—	(24)
TOTAL	$(13,736)	$(19,881)	$172	$624	$18,000	$(14,821)

Average Balances and Yields: Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 6

	Three Months Ended
	03/31/2023			03/31/2022
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,723,021	$30,697	4.57%	$1,118,709	$376	0.14%
Securities purchased under agreements to resell	2,679,444	30,282	4.58	1,648,378	536	0.13
Federal funds sold	4,185,333	47,356	4.59	2,471,089	794	0.13
Investment securities[1,2]	11,001,216	131,302	4.84	10,802,293	29,720	1.12
Advances[1,2]	46,539,507	536,594	4.68	28,022,749	37,881	0.55
Mortgage loans[3,4]	7,903,480	60,808	3.12	8,078,576	54,554	2.74
Other interest-earning assets	86,112	760	3.58	39,375	197	2.03
Total earning assets	75,118,113	837,799	4.52	52,181,169	124,058	0.96
Other non-interest-earning assets	354,894			221,892
Total assets	$75,473,007			$52,403,061

Interest-bearing liabilities:
Deposits	$711,639	$7,569	4.31%	$973,169	$126	0.05%
Consolidated obligations[1]:
Discount Notes	24,155,363	263,521	4.42	8,008,243	2,036	0.10
Bonds	45,744,729	461,882	4.09	39,920,996	36,556	0.37
Other borrowings	54,997	424	3.13	51,114	265	2.10
Total interest-bearing liabilities	70,666,728	733,396	4.21	48,953,522	38,983	0.32
Capital and other non-interest-bearing funds	4,806,279			3,449,539
Total funding	$75,473,007			$52,403,061

Net interest income and net interest spread[5]		$104,403	0.31%		$85,075	0.64%

Net interest margin[6]			0.56%			0.66%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $1.6 million for the three months ended March 31, 2023 and 2022.
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

Table 7

	Three Months Ended
	03/31/2023 vs. 03/31/2022
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$1,281	$29,040	$30,321
Securities purchased under agreements to resell	542	29,204	29,746
Federal funds sold	925	45,637	46,562
Investment securities	557	101,025	101,582
Advances	40,237	458,476	498,713
Mortgage loans	(1,204)	7,458	6,254
Other assets	342	221	563
Total interest-earning assets	42,680	671,061	713,741
Interest Expense[3]:
Deposits	(43)	7,486	7,443
Consolidated obligations:
Discount notes	12,002	249,483	261,485
Bonds	6,100	419,226	425,326
Other borrowings	21	138	159
Total interest-bearing liabilities	18,080	676,333	694,413
Change in net interest income	$24,600	$(5,272)	$19,328

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

Net Gains (Losses) on Derivatives: Tables 8 and 9 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 8

	Three Months Ended 03/31/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(169)	$(11,423)	$—	$2,639	$317	$(8,636)
Mortgage delivery commitments	—	—	23	—	—	23
Economic hedges – net interest received (paid)	299	8,014	—	253	(268)	8,298
Price alignment amount	(15)	(186)	—	(16)	7	(210)
Net gains (losses) on derivatives	115	(3,595)	23	2,876	56	(525)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	8,953	—	—	—	8,953
TOTAL	$115	$5,358	$23	$2,876	$56	$8,428

Table 9

	Three Months Ended 03/31/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,119	$59,749	$—	$—	$61,868
Mortgage delivery commitments	—	—	(4,935)	—	(4,935)
Economic hedges – net interest received (paid)	(183)	(10,193)	—	2	(10,374)
Price alignment amount	—	4	—	—	4
Net gains (losses) on derivatives	1,936	49,560	(4,935)	2	46,563
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(59,583)	—	—	(59,583)
TOTAL	$1,936	$(10,023)	$(4,935)	$2	$(13,020)

For the three months ended March 31, 2023, net gains and losses on derivatives resulted in a decrease in net income of $0.5 million compared to an increase of $46.6 million for the prior year period. The change between periods was attributed to fair value fluctuations resulting from an increase in the level of swap index rates. The increase in swap index rates between March 31, 2022 and March 31, 2023 positively impacted the net interest settlements on economic hedges, as they were in a pay position for the prior year quarter and a receive position for the current quarter. These settlements increased net income by $8.3 million for the three months ended March 31, 2023, and decreased net income by $10.4 million for the three months ended March 31, 2022. As part of our LIBOR transition efforts, we have elected to terminate some LIBOR-indexed swaps that were designated in a fair value hedging relationship and either economically hedge the outstanding item or leave the item unhedged, which could cause some income statement volatility until those positions mature.

Table 10 presents the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 10

	Three Months Ended
	03/31/2023			03/31/2022
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(1,930)	$1,774	$(156)	$11,581	$(12,434)	$(853)
GSE debentures	(2,870)	2,023	(847)	14,067	(14,003)	64
GSE MBS	(6,273)	5,156	(1,117)	33,161	(33,146)	15
TOTAL	$(11,073)	$8,953	$(2,120)	$58,809	$(59,583)	$(774)

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and fixed rate multifamily GSE MBS, with a small percentage of variable rate single-family GSE MBS. Periodically, we also invest in short-term securities classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to the secured overnight financing rate (SOFR). The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads are swapped on an economic basis to one-month LIBOR or SOFR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate term Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or SOFR. We are no longer entering into interest rate swaps that reference LIBOR to hedge fixed rate assets or liabilities. For information on LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Table 11

	Three Months Ended
	03/31/2023	03/31/2022
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$31	$(93)
Short-term securities	—	188
Total trading securities not hedged	31	95
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	1,774	(12,434)
GSE debentures	2,023	(14,003)
GSE MBS	5,156	(33,146)
Total trading securities hedged on an economic basis with derivatives	8,953	(59,583)
TOTAL	$8,984	$(59,488)

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

Other Expenses: Other expenses, which includes compensation and benefits and other operating expenses, were $22.1 million and $19.9 million for the quarters ended March 31, 2023 and 2022, respectively. The $2.2 million increase between years is due primarily to an increase in compensation and benefits expense and other operating expense. Compensation and benefits expense increased due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment. We expect modest increases in compensation and benefits expense for 2023 in anticipation of continued hiring for new and open positions. We also expect an increase in other operating expense for the next few years due to planned multi-year software implementation. For 2023, we have also committed a minimum of $1.0 million to a voluntary grant program for Native American Tribes and Tribally Designated Housing Entities. We have also announced an anticipated voluntary 50 percent increase to our annual contribution to affordable housing and community development initiatives throughout Colorado, Kansas, Nebraska, and Oklahoma in upcoming years.

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

Table 12 presents a reconciliation of GAAP net income to adjusted income (a non-GAAP measure) (in thousands):

Table 12

	Three Months Ended
	03/31/2023	03/31/2022
Net income, as reported under GAAP	$84,845	$50,395
AHP assessments	9,428	5,600
Income before AHP assessments	94,273	55,995
Derivative (gains) losses[1]	4,374	(63,828)
Trading (gains) losses	(8,984)	59,488
Prepayment/yield maintenance fees[2]	(7)	(3,724)
Total excluded items	(4,617)	(8,064)
Adjusted income (a non-GAAP measure)	$89,656	$47,931

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

Table 13 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (non-GAAP measures) (in thousands):

Table 13

	Three Months Ended
	03/31/2023	03/31/2022
Net interest income, as reported under GAAP	$104,403	$85,075
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(4,239)	(6,895)
Net interest received (paid) on derivatives not qualifying for hedge accounting	8,298	(10,374)
Prepayment/yield maintenance fees[1]	(7)	(3,724)
Adjusted net interest income (a non-GAAP measure)	$108,455	$64,082

Net interest margin, as calculated under GAAP	0.56%	0.66%
Adjusted net interest margin (a non-GAAP measure)	0.59%	0.50%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 14 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread (a non-GAAP measure) is calculated as follows (dollar amounts in thousands):

Table 14

	Three Months Ended
	03/31/2023	03/31/2022
Average GAAP total capital	$3,838,944	$2,927,294
ROE, based upon GAAP net income	8.96%	6.98%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	9.47%	6.64%
Average overnight Federal funds effective rate	4.52%	0.12%
GAAP ROE as a spread to average overnight Federal funds effective rate	4.44%	6.86%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	4.95%	6.52%

Financial Condition
Overall: Table 15 presents the percentage concentration of the major components of our Statements of Condition:

Table 15

	Component Concentration
	03/31/2023	12/31/2022
Assets:
Cash and due from banks	—%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.6	11.3
Investment securities	14.9	15.4
Advances	62.1	61.5
Mortgage loans, net	10.6	11.0
Other assets	0.8	0.7
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.3%	1.0%
Consolidated obligation discount notes, net	28.0	34.4
Consolidated obligation bonds, net	64.8	59.0
Other liabilities	0.7	0.5
Total liabilities	94.8	94.9

Capital:
Capital stock outstanding	3.6	3.5
Retained earnings	1.7	1.7
Accumulated other comprehensive income (loss)	(0.1)	(0.1)
Total capital	5.2	5.1
Total liabilities and capital	100.0%	100.0%

Table 16 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 16

	Increase (Decrease) in Components
	03/31/2023 vs. 12/31/2022
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(669)	(2.6)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	549,088	6.7
Investment securities	21,227	0.2
Advances	2,193,998	5.0
Mortgage loans, net	20,121	0.3
Other assets	61,588	11.5
Total assets	$2,845,353	4.0%

Liabilities:
Deposits	$244,260	34.4%
Consolidated obligation discount notes, net	(3,803,033)	(15.4)
Consolidated obligation bonds, net	6,009,036	14.1
Other liabilities	206,187	63.6
Total liabilities	2,656,450	3.9

Capital:
Capital stock outstanding	154,380	6.2
Retained earnings	32,636	2.6
Accumulated other comprehensive income (loss)	1,887	2.2
Total capital	188,903	5.1
Total liabilities and capital	$2,845,353	4.0%

Total assets increased between periods, from $72.0 billion at December 31, 2022 to $74.8 billion at March 31, 2023, driven by a $2.2 billion increase in advances between those periods. At March 31, 2023, advances comprised 62.1 percent of total assets compared to 61.5 percent as of December 31, 2022. Mortgage loans increased by $20.1 million from December 31, 2022 to March 31, 2023, but declined as a percent of total assets due to the growth in advances, from 11.0 percent as of December 31, 2022 to 10.6 percent of total assets as of March 31, 2023. Total liabilities increased $2.7 billion from December 31, 2022 to March 31, 2023, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 63.2 percent and 36.8 percent of total consolidated obligations, respectively, at December 31, 2022 compared to 69.8 percent and 30.2 percent at March 31, 2023. This composition shift is mostly due to an increase in short-term floating rate bonds funding short-term fixed rate advances and liquidity assets. Total capital increased $188.9 million, or 5.1 percent, from December 31, 2022 to March 31, 2023 due to an increase in capital stock related to the increase in advances and net income in excess of dividends paid, partially offset by unrealized losses on available-for-sale securities.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2023 and December 31, 2022. Advance par value increased by 4.6 percent, from $44.7 billion at December 31, 2022 to $46.7 billion at March 31, 2023 (see Table 17), as members earning-asset growth continues to outpace deposit growth. Members are also returning to advances for funding due to the impact of financial market volatility on liquidity investments and interest rate risk management. In particular, during March 2023, our members’ demand for advances increased temporarily in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by some depository institutions. The majority of the growth was in fixed rate term advances, primarily short-term fixed rate advances. As mentioned previously, some members are shifting from overnight advances to term advances, primarily short-term fixed rate advances. Members typically prefer shorter-term advances that reprice relative to short-term interest rates, especially in the current rising interest rate environment, as these advances provide efficient funding relative to member assets and will reprice to lower costs if interest rates decline. Despite growth of over $5.0 billion in fixed rate advances with maturities longer than 93 days in the past twelve months, the composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis.

As of March 31, 2023 and December 31, 2022, 61.0 percent and 64.4 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur during 2023 due to the impact of rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, which could include decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, including the BTFP, which may impact the demand for advances on the basis of relative cost.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 93.2 percent and 92.9 percent of our total advance portfolio as of March 31, 2023 and December 31, 2022, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. As part of our LIBOR transition plan, we began offering adjustable rate advances indexed to SOFR in late 2020 and had $3.0 billion of SOFR-indexed advances outstanding as of March 31, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Table 17

	03/31/2023		12/31/2022
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$11,145,818	23.9%	$15,682,310	35.1%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	2,649,750	5.7	2,504,950	5.6
Adjustable rate callable advances	1,557,449	3.3	1,700,299	3.8
Standard housing and community development advances:
Adjustable rate callable advances	22,262	—	22,262	0.1
Total adjustable rate term advances	4,229,461	9.0	4,227,511	9.5
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	18,462,987	39.5	12,988,848	29.1
Regular fixed rate advances	11,530,965	24.7	10,290,760	23.1
Fixed rate callable advances	64,071	0.1	64,071	0.1
Standard housing and community development advances:
Regular fixed rate advances	345,873	0.7	356,035	0.8
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	30,404,354	65.0	23,700,172	53.1
Convertible:
Standard advance products:
Fixed rate convertible advances	240,650	0.5	309,650	0.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	449,793	1.0	465,181	1.0
Fixed rate callable amortizing advances	18,998	—	19,370	—
Standard housing and community development advances:
Fixed rate amortizing advances	228,920	0.6	238,773	0.6
Fixed rate callable amortizing advances	11,439	—	11,748	—
Total amortizing advances	709,150	1.6	735,072	1.6
TOTAL PAR VALUE	$46,729,433	100.0%	$44,654,715	100.0%

1    Represents fixed rate line of credit advances with daily maturities.
2    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Table 18 presents information on our five largest borrowers (dollar amounts in thousands). We do not expect to incur any credit losses on these advances based on our rights to collateral with an estimated fair value in excess of the book value of these advances. We have not experienced a credit loss on an advance since the inception of FHLBank.

Table 18

	03/31/2023		12/31/2022
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$13,370,000	28.6%	$10,740,000	24.1%
BOKF, N.A.	4,700,000	10.1	4,700,000	10.5
Capitol Federal Savings Bank	2,701,064	5.8	2,650,082	5.9
United of Omaha Life Insurance Co.	2,123,463	4.5	1,946,896	4.4
Security Life of Denver Insurance Co.	1,725,000	3.7	1,650,000	3.7
TOTAL	$24,619,527	52.7%	$21,686,978	48.6%

Table 19 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 19

	Three Months Ended
	03/31/2023		03/31/2022
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$136,579	27.5%	$6,894	14.0%
BOKF, N.A.	52,275	10.5
Capitol Federal Savings Bank	32,866	6.6	6,116	12.4
FirstBank	17,031	3.4
United of Omaha Life Insurance Co.	16,928	3.4	2,095	4.2
American Fidelity Assurance Co.			2,762	5.6
Security Life of Denver Insurance Co.			1,681	3.4
TOTAL	$255,679	51.4%	$19,548	39.6%

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

The mortgage loan portfolio remained steady between periods, at $7.9 billion for both March 31, 2023 and December 31, 2022. Mortgage rates continued to trend upward in response to market conditions, which has reduced refinancing incentive for borrowers and significantly slowed prepayments and origination volume. Net mortgage loans as a percentage of total assets decreased, from 11.0 percent as of December 31, 2022 to 10.6 percent as of March 31, 2023. Mortgage loans are one of the highest net spread assets on our balance sheet so shifts in the balance sheet concentration of mortgage loans will impact net interest income. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2023 was $0.2 billion.

Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and capital level, as growth in advances impacts our total assets and capital level, which allows the balance of mortgage loans to increase while maintaining our targeted Acquired Member Assets (AMA) risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the level of interest rates and the shape of the yield curve; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; (5) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans; and (6) the number of new and delivering PFIs.

Table 20 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the borrower was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 20

	03/31/2023		12/31/2022
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Fidelity Bank	$331,780	4.2%	$325,530	4.2%
Tulsa Teachers Credit Union	321,110	4.1	326,491	4.2
West Gate Bank	234,103	3.0	227,649	2.9
Community National Bank & Trust	231,826	3.0	233,975	3.0
Farmers Bank & Trust	181,742	2.3
Mid-America Bank			176,792	2.3
TOTAL	$1,300,561	16.6%	$1,290,437	16.6%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2023 was 749 and 74.1 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased from December 31, 2022 to March 31, 2023. The nominal decrease is due primarily to forecasted declines in mortgage interest rates. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.0 percent of the amortized cost of total conventional loans at both March 31, 2023 and December 31, 2022. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $0.6 billion from December 31, 2022 to March 31, 2023 primarily due to an increase in liquidity investments and MBS, partially offset by a decline in U.S. Treasuries.

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

Table 21

	03/31/2023	12/31/2022
Interest-bearing deposits	$2,113,911	$2,039,333
Federal funds sold	2,975,000	3,750,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,088,911	$5,789,333

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2023, all unsecured investments were rated as investment grade based on NRSROs (see Table 24).

Table 22 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2023 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 22

Domicile of Counterparty	Overnight
Domestic	$2,413,911
U.S. Branches and agency offices of foreign commercial banks:
Australia	1,050,000
United Kingdom	675,000
Finland	650,000
Netherlands	300,000
Total U.S. Branches and agency offices of foreign commercial banks	2,675,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,088,911

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Generally, fixed rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also satisfy regulatory liquidity requirements. We also purchase fixed rate securities for duration and interest rate risk management. Currently, a significant portion of our variable rate investment securities are indexed to LIBOR but we stopped purchasing LIBOR-indexed investments in 2018. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of March 31, 2023, the aggregate value of our MBS portfolio represented 193 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite purchases of $2.7 billion in MBS since the beginning of 2022. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of March 31, 2023 are summarized by security type in Table 23 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2022. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 23

	03/31/2023					12/31/2022
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
U.S. Treasury obligations	$398,007	$—	$—	$—	$398,007	$396,233
GSE debentures	105,174	285,804	—	—	390,978	388,955
GSE MBS	14,070	611,168	—	12,779	638,017	636,265
Total trading securities	517,251	896,972	—	12,779	1,427,002	1,421,453
Available-for-sale securities:
U.S. Treasury obligations	545,443	2,192,711	220,435	—	2,958,589	3,315,356
U.S. obligation MBS	—	—	—	117,096	117,096	40,039
GSE MBS	39,673	1,441,738	3,998,147	828,546	6,308,104	5,999,021
Total available-for-sale securities	585,116	3,634,449	4,218,582	945,642	9,383,789	9,354,416
Held-to-maturity securities:
State or local housing agency obligations	—	—	40,505	30,000	70,505	70,505
GSE MBS	—	19,709	37,967	203,554	261,230	274,925
Total held-to-maturity securities	—	19,709	78,472	233,554	331,735	345,430

Total securities	1,102,367	4,551,130	4,297,054	1,191,975	11,142,526	11,121,299

Interest-bearing deposits	2,113,940	—	—	—	2,113,940	2,039,852

Federal funds sold	2,975,000	—	—	—	2,975,000	3,750,000

Securities purchased under agreements to resell	3,600,000	—	—	—	3,600,000	2,350,000
TOTAL INVESTMENTS	$9,791,307	$4,551,130	$4,297,054	$1,191,975	$19,831,466	$19,261,151

Weighted average yields[1]:
Available-for-sale securities	2.36%	2.63%	3.21%	2.98%
Held-to-maturity securities	—%	1.21%	2.93%	1.91%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 24 and 25 present the carrying value of our investments by rating as of March 31, 2023 and December 31, 2022 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 24

	03/31/2023
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$29	$2,113,911	$—	$2,113,940

Federal funds sold[2]	—	650,000	2,325,000	—	2,975,000

Securities purchased under agreements to resell[3]	—	—	1,250,000	2,350,000	3,600,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,356,596	—	—	3,356,596
GSE debentures	—	390,978	—	—	390,978
State or local housing agency obligations	40,505	30,000	—	—	70,505
Total non-mortgage-backed securities	40,505	3,777,574	—	—	3,818,079
Mortgage-backed securities:
U.S. obligation MBS	—	117,096	—	—	117,096
GSE MBS	—	7,207,351	—	—	7,207,351
Total mortgage-backed securities	—	7,324,447	—	—	7,324,447

TOTAL INVESTMENTS	$40,505	$11,752,050	$5,688,911	$2,350,000	$19,831,466

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $40.7 million at March 31, 2023.
2    Amounts include unsecured credit exposure with overnight maturities.
3    Amounts represent collateralized overnight borrowings.

Table 25

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

Table 26 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2023 and December 31, 2022 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 36 and 37 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 26

	03/31/2023	12/31/2022
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$788,985	$785,188
Non-mortgage-backed securities	788,985	785,188
Mortgage-backed securities:
Fixed rate	625,238	622,984
Variable rate	12,779	13,281
Mortgage-backed securities	638,017	636,265
Total trading securities	1,427,002	1,421,453
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,958,589	3,315,356
Non-mortgage-backed securities	2,958,589	3,315,356
Mortgage-backed securities:
Fixed rate	3,343,815	3,193,215
Variable rate	3,081,385	2,845,845
Mortgage-backed securities	6,425,200	6,039,060
Total available-for-sale securities	9,383,789	9,354,416
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	70,505	70,505
Non-mortgage-backed securities	70,505	70,505
Mortgage-backed securities:
Fixed rate	31,145	33,741
Variable rate	230,085	241,184
Mortgage-backed securities	261,230	274,925
Total held-to-maturity securities	331,735	345,430
TOTAL	$11,142,526	$11,121,299

Deposits: Deposits are generally an insignificant source of funding. Total deposits increased $244.3 million from December 31, 2022 to March 31, 2023 primarily as a result of increases in overnight and demand deposits, offset by a decrease in term deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Further declines in the level of deposits could occur during the remainder of 2023 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 27 presents the carrying value of consolidated obligation bonds and discounts notes as of March 31, 2023 and December 31, 2022 (in thousands).

Table 27

	03/31/2023	12/31/2022
Bonds:
Par value	$48,993,950	$43,106,535
Premiums	17,260	18,950
Discounts	(4,991)	(3,789)
Concession fees	(10,927)	(11,262)
Hedging adjustments	(480,417)	(604,595)
Total bonds	48,514,875	42,505,839
Discount Notes:
Par value	21,261,788	24,997,018
Discounts	(283,623)	(190,034)
Concession fees	(820)	(714)
Hedging adjustments	(4,973)	(30,865)
Total discount notes	20,972,372	24,775,405
TOTAL	$69,487,247	$67,281,244

Total consolidated obligations increased $2.2 billion, or 3.3 percent, from December 31, 2022 to March 31, 2023 aligning with growth in advances and liquidity investments. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 63.2 percent and 36.8 percent, respectively, at December 31, 2022 to 69.8 percent and 30.2 percent at March 31, 2023, respectively due to an increase in short-term floating rate bonds funding short-term fixed rate advances and liquidity assets. Management increased issuance of floating rate term debt and swapped fixed rate debt to more closely match the repricing characteristics of our assets. Issuance of swapped callable bonds also increased during the quarter due to favorable funding spreads. Callable bonds provide the FHLBank with options to replace the bonds at lower costs if interest rates decline. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, the FHLBank calls the hedged bond. Management also swapped more short-term fixed rate debt, including discount notes, during the first quarter of 2023 to match repricing characteristics of our assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. All floating rate bonds issued since 2021 have been indexed to SOFR as we continue to transition away from LIBOR and maintain an allocation of floating rate bonds funding short-term advances and short-term investments. Management is monitoring the relationship between SOFR-indexed debt and our remaining LIBOR-based assets. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

During the three months ended March 31, 2023, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $19.0 billion and $101.0 billion, respectively, compared to $12.7 billion and $39.9 billion for the three months ended March 31, 2022. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. High demand for short-term Agency debt has kept the spread to Treasuries relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased slightly between periods, from $10.0 billion as of December 31, 2022 to $9.8 billion as of March 31, 2023. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately. The higher levels of short-term liquidity at March 31, 2023 and December 31, 2022 were in anticipation of increased advance demand due to recent market volatility.

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

During the three months ended March 31, 2023, advance disbursements totaled $218.9 billion compared to $161.3 billion for the prior year period which reflects increased member utilization of advances, especially short-term advances. During the three months ended March 31, 2023, investment purchases (excluding overnight investments) totaled $0.6 billion compared to $1.6 billion for the same period in the prior year. During the three months ended March 31, 2023, payments on maturing and retired consolidated obligation bonds and discount notes were $12.1 billion and $104.9 billion, respectively, compared to $11.1 billion and $38.6 billion for the prior year period.

Capital: Total capital increased $188.9 million, or 5.1 percent, from December 31, 2022 to March 31, 2023 due to an increase in capital stock primarily related to the increase in advances and net income in excess of dividends paid, partially offset by unrealized losses on available-for-sale securities (see Table 28). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 28 provides a summary of member capital requirements under our current capital plan as of March 31, 2023 and December 31, 2022 (in thousands):

Table 28

Requirement	03/31/2023	12/31/2022
Asset-based (Class A Common Stock only)	$179,180	$179,450
Activity-based (additional Class B Common Stock)[1]	2,222,872	2,125,885
Total Required Stock[2]	2,402,052	2,305,335
Excess Stock (Class A and B Common Stock)	260,306	202,654
Total Regulatory Capital Stock[2]	$2,662,358	$2,507,989

Activity-based Requirements:
Advances[3]	$2,098,439	$2,005,795
Letters of credit	15,944	16,190
AMA assets (mortgage loans)[4]	234,355	233,793
Total Activity-based Requirement	2,348,738	2,255,778
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	53,314	49,557
Total Required Stock[2]	$2,402,052	$2,305,335

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of March 31, 2023 and December 31, 2022.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $52.2 million for the three months ended March 31, 2023 compared to $20.5 million for the same period in the prior year. The weighted average dividend rate for the three months ended March 31, 2023 was 8.12 percent, which represented a dividend payout ratio of 61.5 percent compared to a weighted average dividend rate of 4.88 percent and a payout ratio of 40.6 percent for the three months ended March 31, 2022. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in March 2023 were based on income during the three months ended February 28, 2023. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2022 for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the DPT rate before paying a higher rate to holders of Class B Common Stock. The DPT effective for dividends paid during 2022 and the first quarter of 2023 was equal to the average overnight Federal funds effective rate minus 100 basis points. On March 24, 2023, the board of directors revised the DPT as the average effective overnight Federal funds rate for a dividend period minus 200 basis points. This DPT will be effective for the second quarter of 2023 and continue to be effective until such time as it may be changed by the board of directors. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (DPT is floored at zero). Table 29 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 29

Applicable Rate per Annum	03/31/2023	12/31/2022	09/30/2022	06/30/2022	03/31/2022
Class A Common Stock	3.75%	3.00%	2.25%	1.00%	0.25%
Class B Common Stock	8.75	8.50	7.75	6.50	5.75
Weighted Average[1]	8.12	7.79	6.94	5.63	4.88
Dividend Parity Threshold:
Average effective overnight Federal funds rate	4.52%	3.65%	2.20%	0.76%	0.12%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	3.52%	2.65%	1.20%	0.00%	0.00%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that our base stock dividends on Class A Common Stock and Class B Common Stock will remain at or near current dividend rates throughout 2023. Historically, dividend rates have moved directionally with short-term interest rates. Market conditions and movements in short-term interest rates can be unpredictable, and adverse market conditions may result in lower dividend rates in future quarters. As mentioned previously, the board of directors changed the DPT effective for the second quarter of 2023. If there is a change to the DPT in the future, the capital plan requires that we provide members notice of that change 90 days prior to a dividend payment.

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

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to return an acceptable dividend to our members, support our affordable housing mission, and meet retained earnings thresholds. See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our Form 10-K for information on our enterprise risk management program. A separate discussion of market risk is included under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

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

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. As of March 31, 2023, our exposure to LIBOR was primarily in investments and in derivatives hedging assets (indexed to the one-month and three-month tenors). We are prohibited by our regulator from entering into new financial assets, liabilities, or derivatives that reference LIBOR.

As part of our transition plan, we transferred LIBOR-indexed MBS with an amortized cost of $2.0 billion from held-to-maturity to available-for-sale during 2021. This transfer will enable us to sell these securities to reduce LIBOR exposure when market conditions and reinvestment opportunities are favorable. During 2022, we sold $12.6 million of LIBOR-indexed securities classified as trading and $20.0 million of LIBOR-indexed securities classified as held-to-maturity. All held-to-maturity securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Market activity in SOFR-based financial instruments continues to develop. We offer advances indexed to SOFR and issue variable rate consolidated obligation bonds indexed to SOFR. In addition, we have been using SOFR- and OIS-based derivatives to manage interest-rate risk and reduce funding costs. We have also transitioned certain LIBOR-indexed swaps to SOFR. We have elected to terminate some LIBOR-indexed swaps that were designated in a fair value hedging relationship and either economically hedge the outstanding item or leave the item unhedged, which could cause some income statement volatility until those positions mature. The remaining LIBOR-indexed swaps will likely transition to a new index rate via the International Swaps and Derivatives Association, Inc. protocol at LIBOR cessation.

We had $3.0 billion in advances indexed to SOFR outstanding as of March 31, 2023. We have no variable rate advances indexed to LIBOR.

Table 30 presents the par value of variable rate investment securities by the related interest rate index as of March 31, 2023 (dollar amounts in thousands):

Table 30

03/31/2023
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$70,505	2.1%
Non-mortgage-backed securities	70,505	2.1
Mortgage-backed securities:
LIBOR	1,360,450	39.8
SOFR	1,987,021	58.1
Other	17	—
Mortgage-backed securities	3,347,488	97.9
TOTAL	$3,417,993	100.0%

Table 31 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of March 31, 2023 (in thousands):

Table 31

03/31/2023
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$70,505
Non-mortgage-backed securities	70,505
Mortgage-backed securities:
Through June 30, 2023	31,696
Thereafter	1,328,754
Mortgage-backed securities	1,360,450
TOTAL	$1,430,955

Table 32 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of March 31, 2023 (amounts in thousands):

Table 32

03/31/2023
Index	Pay Side	Receive Side
Fixed rate	$17,631,611	$36,822,777
LIBOR	—	1,640,344
SOFR	35,417,777	14,285,678
OIS	1,405,000	1,705,589
TOTAL	$54,454,388	$54,454,388

Table 33 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of March 31, 2023 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 33

03/31/2023
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
Prior to June 30, 2023	—	—	15,000	32,506
Thereafter	—	—	—	1,592,838
TOTAL	$—	$—	$15,000	$1,625,344

As of March 31, 2023, all $22.4 billion of variable rate consolidated obligation bonds were indexed to SOFR.

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

Consumer Financial Protection Bureau (CFPB) Final Rule on Small Business Lending Data. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5.0 million or less in gross annual revenue in the preceding fiscal year. We will be subject to data collection and reporting obligations if we have originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. We are assessing whether the obligations will be triggered for the FHLBank and what operational changes will be necessary for compliance. While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations.

FHFA Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 26, 2023, the FHFA published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the FHFA’s enforcement authority. The proposal is open for public comment through June 26, 2023, and we are evaluating the potential impact of the proposed rule on FHLBank and our operations.

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

Table 34 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 34

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2023	1.8	1.8	2.4
12/31/2022	1.7	1.7	2.1
09/30/2022	1.6	1.8	2.6
06/30/2022	1.6	2.2	3.3
03/31/2022	1.5	0.7	3.4

The primary factors contributing to the net changes in duration from December 31, 2022 to March 31, 2023 were: (1) the decrease in interest rates and the relative level of mortgage rates during the period; (2) the decrease in percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund new advance activity. The decrease in interest rates during the period caused the mortgage loan portfolio contribution to duration to shorten less than the associated liabilities, contributing to the slight increase in the asset sensitive DOE profile in the base case. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios.

The decrease in interest rates since December 31, 2022 generally shortened the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight increase in our mortgage loan portfolio balance, the net impact was a slight decrease as a percentage of total assets during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program” so the duration profile changed as expected since a general decrease in interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative increase in refinancing incentive for borrowers.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.1 months for both March 31, 2023 and December 31, 2022.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 35 presents MVE as a percent of TRCS. As of March 31, 2023, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of March 31, 2023 (see Table 28 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of March 31, 2023. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Generally, a positive duration position accompanied by rising interest rates would negatively impact the base market value of equity (numerator). Likewise, as capital increases, the MVE/TRCS ratio declines since the capital level is the denominator in the ratio. While the change in interest rates contributed to the overall impact on base MVE during the quarter, the changes were limited with the ratio maintaining consistent levels in the base case and interest rate shock scenarios during the quarter. In general, the overall declining trend in the following ratios is primarily the result of the increasing capital position as discussed and referenced above.

Table 35

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2023	143	148	154
12/31/2022	143	148	154
09/30/2022	147	151	158
06/30/2022	154	159	168
03/31/2022	176	177	182

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

Table 36

03/31/2023
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$9,296,767	$(11,817)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	240,650	6,914
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	178,857	425
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	60,579	(397)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,050,000	(6,579)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,356,459	47,108
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	798,500	(46)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	649,798	26,652
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	1,377
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	46,347	79
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	8,475,097	45
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	10,330,065	4,660
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	286,515	279
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	5,015,500	(20,750)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	11,158,600	(377,580)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	50,000	13
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,507,000	(96,544)
TOTAL				$54,804,734	$(426,161)

Table 37

12/31/2022
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$8,219,720	$39,770
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	309,650	9,795
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	176,464	234
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	34,257	1,107
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,243,924	74,972
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,250,000	770
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	798,500	43
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	652,700	32,883
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	1,727
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	33,882	(149)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay floating interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	7,508,162	1,003
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay floating interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	12,564,086	(1,095)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,304,500	(18,280)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	8,053,000	(458,805)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,902,000	(124,715)
Variable rate non-callable consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	100,000	(8)
TOTAL				$49,454,845	$(440,748)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 20, 2023, and such risk factors are incorporated by reference herein.

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

Federal Home Loan Bank of Topeka

May 12, 2023	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

May 12, 2023	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
Executive Vice President and Chief Financial Officer