Form 10-K/A
period 2022-12-31
Federal Home Loan Bank of Topeka
filed 2023-06-01
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
May 30, 2023
Class A Stock, par value $100 per share	3,315,934
Class B Stock, par value $100 per share	23,551,756

Documents incorporated by reference:  None

Auditor Firm ID: 238
Auditor Name: PricewaterhouseCoopers LLP
Auditor Location: Kansas City, Missouri

EXPLANATORY NOTE

Federal Home Loan Bank of Topeka (“FHLBank Topeka”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the FHLBank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 10-K”), originally filed with the Securities and Exchange Commission on March 20, 2023, solely to substitute and replace in its entirety the Federal Home Loan Bank of Topeka Audit Committee Report for the fiscal year ended December 31, 2021 (the “2021 Audit Committee Report”), inadvertently incorporated into the Original 10-K as Exhibit 99.2, with the Audit Committee Report for the fiscal year ended December 31, 2022, as adopted by the FHLBank Topeka Audit Committee on March 20, 2023 (the “2022 Audit Committee Report”). In addition to replacement of the 2021 Audit Committee Report with the 2022 Audit Committee Report, Part IV Item 15 “Exhibit and Financial Statement Schedules” is amended to incorporate by reference the 2022 Audit Committee Report as Exhibit 99.2.

Except as described above, no other amendments are being made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

FHLBank Topeka has attached to this Amendment certifications executed as of the date of this Amendment by the President and Chief Executive Officer as Exhibit 31.1 and by the Executive Vice President and Chief Financial Officer as Exhibit 31.2 pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART IV
Item 15: Exhibit and Financial Statement Schedules
a)    The financial statements included as part of this Form 10-K are identified in the index to Audited Financial Statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.
b)    Exhibits.
We have incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Represents a management contract or a compensatory plan or arrangement.
**    The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

June 1, 2023	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer