Form 10-Q
period 2023-06-30
Federal Home Loan Bank of Topeka
filed 2023-08-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
July 31, 2023
Class A Stock, par value $100 per share	2,971,771
Class B Stock, par value $100 per share	23,162,325

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2023	12/31/2022
ASSETS
Cash and due from banks	$25,190	$25,964
Interest-bearing deposits	2,068,466	2,039,852
Securities purchased under agreements to resell (Note 9)	2,000,000	2,350,000
Federal funds sold	4,400,000	3,750,000

Investment securities:
Trading securities (Note 3)	1,063,514	1,421,453
Available-for-sale securities, amortized cost of $10,451,380 and $9,438,859 (Note 3)	10,367,378	9,354,416
Held-to-maturity securities, fair value of $281,782 and $340,259 (Note 3)	285,313	345,430
Total investment securities	11,716,205	11,121,299

Advances (Note 4)	43,957,361	44,262,750
Mortgage loans held for portfolio, net of allowance for credit losses of $6,630 and $6,378 (Note 5)	8,064,228	7,905,135
Accrued interest receivable	186,904	186,594
Derivative assets, net (Notes 6, 9)	359,298	272,076
Other assets	81,908	79,172

TOTAL ASSETS	$72,859,560	$71,992,842

LIABILITIES
Deposits (Note 7)	$539,157	$711,061

Consolidated obligations, net:
Discount notes (Note 8)	20,892,865	24,775,405
Bonds (Note 8)	47,051,669	42,505,839
Total consolidated obligations, net	67,944,534	67,281,244

Mandatorily redeemable capital stock (Note 10)	263	280
Accrued interest payable	344,903	197,175
Affordable Housing Program payable	68,801	53,635
Derivative liabilities, net (Notes 6, 9)	188	2,359
Other liabilities	65,228	70,544

TOTAL LIABILITIES	68,963,074	68,316,298

Commitments and contingencies (Note 13)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2023	12/31/2022

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,522 and 2,388 shares issued and outstanding) (Note 10)	$352,169	$238,777
Class B ($100 par value; 22,920 and 22,689 shares issued and outstanding) (Note 10)	2,292,080	2,268,932
Total capital stock	2,644,249	2,507,709

Retained earnings:
Unrestricted	959,468	914,716
Restricted	376,598	338,389
Total retained earnings	1,336,066	1,253,105

Accumulated other comprehensive income (loss) (Note 11)	(83,829)	(84,270)

TOTAL CAPITAL	3,896,486	3,676,544

TOTAL LIABILITIES AND CAPITAL	$72,859,560	$71,992,842

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
INTEREST INCOME:
Interest-bearing deposits	$36,687	$2,367	$67,384	$2,743
Securities purchased under agreements to resell	32,356	5,251	62,638	5,787
Federal funds sold	52,930	6,360	100,286	7,154
Trading securities	9,620	16,348	19,980	30,231
Available-for-sale securities	144,744	25,960	261,580	40,744
Held-to-maturity securities	4,168	1,450	8,274	2,503
Advances	613,730	77,874	1,150,324	115,755
Mortgage loans held for portfolio	62,836	56,383	123,644	110,937
Other	191	295	951	492
Total interest income	957,262	192,288	1,795,061	316,346

INTEREST EXPENSE:
Deposits	7,180	997	14,749	1,123
Consolidated obligations:
Discount notes	288,183	27,998	551,704	30,034
Bonds	539,939	79,776	1,001,821	116,332
Mandatorily redeemable capital stock	5	1	8	2
Other	288	290	709	554
Total interest expense	835,595	109,062	1,568,991	148,045

NET INTEREST INCOME	121,667	83,226	226,070	168,301
Provision (reversal) for credit losses on mortgage loans	746	(108)	344	(415)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	120,921	83,334	225,726	168,716

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(4,601)	(23,339)	4,383	(82,827)
Net gains (losses) on derivatives	20,294	12,814	19,769	59,377
Standby bond purchase agreement commitment fees	689	651	1,370	1,276
Letters of credit fees	2,034	1,551	3,944	3,121
Other	609	671	1,172	1,892
Total other income (loss)	19,025	(7,652)	30,638	(17,161)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
OTHER EXPENSES:
Compensation and benefits	$11,769	$10,750	$23,476	$21,308
Other operating	5,594	4,861	11,273	9,864
Federal Housing Finance Agency	1,531	1,327	3,062	2,740
Office of Finance	963	919	2,059	2,143
Mortgage loans transaction service fees	1,586	1,522	3,150	3,043
Other	503	346	1,071	505
Total other expenses	21,946	19,725	44,091	39,603

INCOME BEFORE ASSESSMENTS	118,000	55,957	212,273	111,952

Affordable Housing Program	11,800	5,596	21,228	11,196

NET INCOME	$106,200	$50,361	$191,045	$100,756

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Net income	$106,200	$50,361	$191,045	$100,756

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(1,446)	(54,565)	441	(95,792)
Defined benefit pension plan	—	62	—	124
Total other comprehensive income (loss)	(1,446)	(54,503)	441	(95,668)

TOTAL COMPREHENSIVE INCOME (LOSS)	$104,754	$(4,142)	$191,486	$5,088

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2022	2,202	$220,222	13,539	$1,353,935	15,741	$1,574,157	$872,252	$300,321	$1,172,573	$31,150	$2,777,880
Comprehensive income							40,289	10,072	50,361	(54,503)	(4,142)
Proceeds from issuance of capital stock	20	2,019	9,144	914,414	9,164	916,433					916,433
Repurchase/redemption of capital stock	(3,297)	(329,700)	(703)	(70,329)	(4,000)	(400,029)					(400,029)
Net reclassification of shares to mandatorily redeemable capital stock	(2,024)	(202,423)	(928)	(92,893)	(2,952)	(295,316)					(295,316)
Net transfer of shares between Class A and Class B	5,815	581,503	(5,815)	(581,503)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.5%):
Cash payment							(60)		(60)		(60)
Stock issued			257	25,771	257	25,771	(25,771)		(25,771)		—
Balance at June 30, 2022	2,716	$271,621	15,494	$1,549,395	18,210	$1,821,016	$886,710	$310,393	$1,197,103	$(23,353)	$2,994,766

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2023	2,924	$292,424	23,697	$2,369,665	26,621	$2,662,089	$930,383	$355,358	$1,285,741	$(82,383)	$3,865,447
Comprehensive income							84,960	21,240	106,200	(1,446)	104,754
Proceeds from issuance of capital stock	20	1,987	6,384	638,376	6,404	640,363					640,363
Repurchase/redemption of capital stock	(3,674)	(367,414)	(644)	(64,341)	(4,318)	(431,755)					(431,755)
Net reclassification of shares to mandatorily redeemable capital stock	(2,246)	(224,688)	(577)	(57,572)	(2,823)	(282,260)					(282,260)
Net transfer of shares between Class A and Class B	6,498	649,860	(6,498)	(649,860)	—	—					—
Dividends on capital stock (Class A - 4.0%, Class B - 9.0%):
Cash payment							(63)		(63)		(63)
Stock issued			558	55,812	558	55,812	(55,812)		(55,812)		—
Balance at June 30, 2023	3,522	$352,169	22,920	$2,292,080	26,442	$2,644,249	$959,468	$376,598	$1,336,066	$(83,829)	$3,896,486

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	$1,499,301	$852,408	$290,242	$1,142,650	$72,315	$2,714,266
Comprehensive income							80,605	20,151	100,756	(95,668)	5,088
Proceeds from issuance of capital stock	20	2,019	15,531	1,553,123	15,551	1,555,142					1,555,142
Repurchase/redemption of capital stock	(6,904)	(690,404)	(1,308)	(130,849)	(8,212)	(821,253)					(821,253)
Net reclassification of shares to mandatorily redeemable capital stock	(2,628)	(262,820)	(1,955)	(195,543)	(4,583)	(458,363)					(458,363)
Net transfer of shares between Class A and Class B	9,886	988,636	(9,886)	(988,636)	—	—					—
Dividends on capital stock (Class A - 0.6%, Class B - 6.1%):
Cash payment							(114)		(114)		(114)
Stock issued			461	46,189	461	46,189	(46,189)		(46,189)		—
Balance at June 30, 2022	2,716	$271,621	15,494	$1,549,395	18,210	$1,821,016	$886,710	$310,393	$1,197,103	$(23,353)	$2,994,766

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544
Comprehensive income							152,836	38,209	191,045	441	191,486
Proceeds from issuance of capital stock	20	1,987	16,614	1,661,386	16,634	1,663,373					1,663,373
Repurchase/redemption of capital stock	(10,122)	(1,012,265)	(1,291)	(129,024)	(11,413)	(1,141,289)					(1,141,289)
Net reclassification of shares to mandatorily redeemable capital stock	(3,025)	(302,540)	(1,911)	(190,957)	(4,936)	(493,497)					(493,497)
Net transfer of shares between Class A and Class B	14,261	1,426,210	(14,261)	(1,426,210)	—	—					—
Dividends on capital stock (Class A - 3.9%, Class B - 8.9%):
Cash payment							(131)		(131)		(131)
Stock issued			1,080	107,953	1,080	107,953	(107,953)		(107,953)		—
Balance at June 30, 2023	3,522	$352,169	22,920	$2,292,080	26,442	$2,644,249	$959,468	$376,598	$1,336,066	$(83,829)	$3,896,486

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2023	06/30/2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191,045	$100,756
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	90,352	19,826
Concessions on consolidated obligations	2,982	2,120
Premiums and discounts on investments, net	(11,299)	2,336
Premiums, discounts and commitment fees on advances, net	(1,515)	(2,043)
Premiums, discounts and deferred loan costs on mortgage loans, net	6,402	11,934
Fair value adjustments on hedged assets or liabilities	(878)	809
Premises, software and equipment	1,470	1,639
Other	—	124
Provision (reversal) for credit losses on mortgage loans	344	(415)
Non-cash interest on mandatorily redeemable capital stock	7	2
Net realized (gains) losses on disposal of premises, software and equipment	—	16
Other adjustments, net	21	(192)
Net (gains) losses on trading securities	(4,383)	82,827
Net change in derivatives and hedging activities	86,051	493,441
(Increase) decrease in accrued interest receivable	(668)	(18,375)
Change in net accrued interest included in derivative assets	(50,118)	(33,149)
(Increase) decrease in other assets	(250)	(260)
Increase (decrease) in accrued interest payable	147,395	31,482
Change in net accrued interest included in derivative liabilities	(3,473)	5,764
Increase (decrease) in Affordable Housing Program liability	15,166	3,577
Increase (decrease) in other liabilities	(5,309)	(3,120)
Total adjustments	272,297	598,343
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	463,342	699,099

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2023	06/30/2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(54,177)	$(409,606)
Net (increase) decrease in securities purchased under resale agreements	350,000	(750,000)
Net (increase) decrease in Federal funds sold	(650,000)	(2,000,000)
Proceeds from maturities of and principal repayments on trading securities	362,322	1,686,892
Purchases of trading securities	—	(1,790,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	987,677	715,524
Purchases of available-for-sale securities	(1,978,587)	(1,573,277)
Proceeds from maturities of and principal repayments on held-to-maturity securities	60,106	46,903
Advances repaid	420,013,035	285,513,050
Advances originated	(419,767,039)	(291,848,144)
Principal collected on mortgage loans	356,663	700,359
Purchases of mortgage loans	(523,336)	(602,813)
Net proceeds from sale of foreclosed assets	148	691
Other investing activities	—	1,875
Net (increase) decrease in loans to other FHLBanks	—	(200,000)
Purchases of premises, software and equipment	(2,933)	(1,186)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(846,121)	(10,509,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(180,628)	(136,788)
Net proceeds from issuance of consolidated obligations:
Discount notes	207,990,326	123,799,659
Bonds	29,982,709	18,972,994
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(211,986,290)	(110,298,433)
Bonds	(24,463,213)	(23,287,700)
Bonds transferred to other FHLBanks	(999,987)	—
Net increase (decrease) in overnight loans from other FHLBanks	—	500,000
Net interest payments received (paid) for financing derivatives	10,656	(8,955)
Proceeds from issuance of capital stock	1,663,373	1,555,142
Payments for repurchase/redemption of capital stock	(1,141,289)	(821,253)
Payments for repurchase of mandatorily redeemable capital stock	(493,521)	(458,410)
Cash dividends paid	(131)	(114)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	382,005	9,816,142
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(774)	5,509
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,964	25,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,190	$31,350

Supplemental disclosures:
Interest paid	$506,095	$112,450
Affordable Housing Program payments	$6,111	$7,739
Net transfers of mortgage loans to other assets	$707	$67
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2023

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance was effective upon issuance and through December 31, 2024, as amended, except for certain optional expedients elected for hedging relationships, which should be retained for the duration of the hedge term. As of June 30, 2023, FHLBank has transitioned all outstanding London Interbank Offered Rate (LIBOR) settings to convert to reference the secured overnight financing rate (SOFR), either to start or to fall back, beginning July 3, 2023 or at the beginning of the next reset period. As a result of finalizing transition, FHLBank adopted certain practical expedients in ASC 848 for qualifying contract modifications related to reference rate reform, including with respect to qualifying hedge relationships. Application of this guidance did not have a material impact on the FHLBank’s financial condition, results of operations, cash flows, or disclosures. For qualifying hedge relationships, FHLBank does not expect that the practical expedients elected for the duration of the hedge term will have a material impact on the financial statements. As all of FHLBank’s qualifying contracts have transitioned at June 30, 2023, FHLBank does not expect to further elect provisions or expedients of this guidance through its ending date of December 31, 2024.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of June 30, 2023, approximately 24 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of June 30, 2023 and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of June 30, 2023 and December 31, 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $3,165,000 and $622,000, respectively, as of June 30, 2023, and $2,278,000 and $903,000, respectively, as of December 31, 2022.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $283,000 and $565,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Trading Securities: Trading securities by major security type as of June 30, 2023 and December 31, 2022 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2023	12/31/2022
Non-mortgage-backed securities:
U.S. Treasury obligations	149,406	396,233
GSE debentures	284,623	388,955
Non-mortgage-backed securities	434,029	785,188
Mortgage-backed securities:
GSE MBS	629,485	636,265
Mortgage-backed securities	629,485	636,265
TOTAL	$1,063,514	$1,421,453

Net gains (losses) on trading securities during the three and six months ended June 30, 2023 and 2022 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Net gains (losses) on trading securities held as of June 30, 2023	$(5,744)	$(16,667)	$1,848	$(61,074)
Net gains (losses) on trading securities sold or matured prior to June 30, 2023	1,143	(6,672)	2,535	(21,753)
NET GAINS (LOSSES) ON TRADING SECURITIES	$(4,601)	$(23,339)	$4,383	$(82,827)

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2023 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $28,352,000 as of June 30, 2023.

Table 3.3

	06/30/2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,951,555	$332	$(26,711)	$2,925,176
Non-mortgage-backed securities	2,951,555	332	(26,711)	2,925,176
Mortgage-backed securities:
U.S. obligation MBS	116,098	—	(1,352)	114,746
GSE MBS	7,383,727	27,268	(83,539)	7,327,456
Mortgage-backed securities	7,499,825	27,268	(84,891)	7,442,202
TOTAL	$10,451,380	$27,600	$(111,602)	$10,367,378

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of June 30, 2023 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	06/30/2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,428,755	$(10,020)	$948,999	$(16,691)	$2,377,754	$(26,711)
Non-mortgage-backed securities	1,428,755	(10,020)	948,999	(16,691)	2,377,754	(26,711)
Mortgage-backed securities:
U.S. obligation MBS	76,816	(313)	37,930	(1,039)	114,746	(1,352)
GSE MBS	2,506,727	(10,078)	2,701,745	(73,461)	5,208,472	(83,539)
Mortgage-backed securities	2,583,543	(10,391)	2,739,675	(74,500)	5,323,218	(84,891)
TOTAL	$4,012,298	$(20,411)	$3,688,674	$(91,191)	$7,700,972	$(111,602)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2023 and December 31, 2022 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	06/30/2023		12/31/2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$547,090	$547,421	$1,240,015	$1,241,508
Due after one year through five years	2,187,783	2,161,393	1,876,301	1,858,697
Due after five years through ten years	216,682	216,362	215,928	215,151
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,951,555	2,925,176	3,332,244	3,315,356
Mortgage-backed securities	7,499,825	7,442,202	6,106,615	6,039,060
TOTAL	$10,451,380	$10,367,378	$9,438,859	$9,354,416

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2023 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $628,000 as of June 30, 2023.

Table 3.8

	06/30/2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$39,515	$—	$(757)	$38,758
Non-mortgage-backed securities	39,515	—	(757)	38,758
Mortgage-backed securities:
GSE MBS	245,798	505	(3,279)	243,024
Mortgage-backed securities	245,798	505	(3,279)	243,024
TOTAL	$285,313	$505	$(4,036)	$281,782

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of June 30, 2023 and December 31, 2022 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	06/30/2023		12/31/2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	39,515	38,758	40,505	40,036
Due after ten years	—	—	30,000	28,732
Non-mortgage-backed securities	39,515	38,758	70,505	68,768
Mortgage-backed securities	245,798	243,024	274,925	271,491
TOTAL	$285,313	$281,782	$345,430	$340,259

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of June 30, 2023 and 2022, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of both June 30, 2023 and December 31, 2022, FHLBank had advances outstanding at interest rates ranging from 0.29 percent to 7.20 percent. Table 4.1 presents advances summarized by redemption term as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $108,200,000 and $108,891,000 as of June 30, 2023 and December 31, 2022, respectively.

Table 4.1

	06/30/2023		12/31/2022
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$27,927,723	5.03%	$31,796,396	4.31%
Due after one year through two years	4,627,252	3.99	3,147,406	3.24
Due after two years through three years	3,296,787	3.69	2,784,200	3.30
Due after three years through four years	3,312,930	3.92	2,625,365	3.64
Due after four years through five years	3,192,497	4.02	1,894,308	3.52
Thereafter	2,051,529	3.06	2,407,040	3.07
Total par value	44,408,718	4.58%	44,654,715	4.03%
Discounts	(11,626)		(13,141)
Hedging adjustments	(439,731)		(378,824)
TOTAL	$43,957,361		$44,262,750

FHLBank offers advances that may be prepaid without prepayment or termination fees on predetermined exercise dates (call dates) prior to the stated advance maturity (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower generally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). FHLBank also offers fixed rate advances that include a put option held by FHLBank. On the date FHLBank exercises its put option, the borrower has the option to prepay the advance in full without a fee or roll into another advance product. FHLBank would generally exercise its put option when interest rates increase. Other advances are prepayable with a prepayment fee that makes FHLBank economically indifferent to the prepayment.

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $208,400,000 remain outstanding at June 30, 2023.

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put or conversion date as of June 30, 2023 and December 31, 2022 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put or Conversion Date
Redemption Term	06/30/2023	12/31/2022	06/30/2023	12/31/2022
Due in one year or less	$29,226,248	$33,289,458	$29,269,223	$31,992,646
Due after one year through two years	4,087,768	2,709,465	4,798,152	3,240,306
Due after two years through three years	3,296,974	2,552,756	3,357,787	2,801,700
Due after three years through four years	3,000,421	2,403,502	3,012,930	2,625,365
Due after four years through five years	2,910,812	1,568,168	2,227,497	1,884,308
Thereafter	1,886,495	2,131,366	1,743,129	2,110,390
TOTAL PAR VALUE	$44,408,718	$44,654,715	$44,408,718	$44,654,715

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of June 30, 2023 and December 31, 2022 (in thousands):

Table 4.3

Redemption Term	06/30/2023	12/31/2022
Fixed rate:
Due in one year or less	$27,171,623	$31,307,096
Due after one year through three years	6,015,289	3,984,356
Due after three years through five years	5,121,817	3,050,314
Due after five years through fifteen years	1,896,877	2,050,428
Due after fifteen years	30,950	35,010
Total fixed rate	40,236,556	40,427,204
Variable rate:
Due in one year or less	756,100	489,300
Due after one year through three years	1,908,750	1,947,250
Due after three years through five years	1,383,610	1,469,360
Due after five years through fifteen years	121,202	319,101
Due after fifteen years	2,500	2,500
Total variable rate	4,172,162	4,227,511
TOTAL PAR VALUE	$44,408,718	$44,654,715

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of June 30, 2023 and December 31, 2022, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2023 and December 31, 2022, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of June 30, 2023 and December 31, 2022, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2023 and December 31, 2022 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $40,281,000 and $38,358,000 as of June 30, 2023 and December 31, 2022, respectively.

Table 5.1

	06/30/2023	12/31/2022
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,113,402	$1,189,428
Fixed rate, long-term, single-family mortgages	6,879,375	6,640,750
Total unpaid principal balance	7,992,777	7,830,178
Premiums	95,081	97,210
Discounts	(3,236)	(2,230)
Deferred loan costs, net	42	46
Hedging adjustments	(13,806)	(13,691)
Total before allowance for credit losses on mortgage loans	8,070,858	7,911,513
Allowance for credit losses on mortgage loans	(6,630)	(6,378)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,064,228	$7,905,135

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of June 30, 2023 and December 31, 2022 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2023	12/31/2022
Conventional loans	$7,653,958	$7,486,591
Government-guaranteed or -insured loans	338,819	343,587
TOTAL UNPAID PRINCIPAL BALANCE	$7,992,777	$7,830,178

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of June 30, 2023 (dollar amounts in thousands):

Table 5.3

	06/30/2023
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2019	2019	2020	2021	2022	2023
Amortized Cost:[1]
Past due 30-59 days delinquent	$17,357	$7,170	$3,258	$5,142	$3,087	$415	$36,429	$10,980	$47,409
Past due 60-89 days delinquent	6,609	2,201	1,075	1,912	1,720	—	13,517	2,369	15,886
Past due 90 days or more delinquent	6,708	3,357	974	143	738	—	11,920	2,148	14,068
Total past due	30,674	12,728	5,307	7,197	5,545	415	61,866	15,497	77,363
Total current loans	1,899,884	1,030,242	1,580,898	1,791,359	876,069	487,402	7,665,854	327,641	7,993,495
Total mortgage loans	$1,930,558	$1,042,970	$1,586,205	$1,798,556	$881,614	$487,817	$7,727,720	$343,138	$8,070,858

Other delinquency statistics:
In process of foreclosure[2]							$5,481	$893	$6,374
Serious delinquency rate[3]							0.2%	0.6%	0.2%
Past due 90 days or more and still accruing interest							$—	$2,148	$2,148
Loans on nonaccrual status[4]							$18,391	$—	$18,391

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
4    Includes $6,842,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and six months ended June 30, 2023 and 2022.

Table 5.5

	Three Months Ended		Six Months Ended
Conventional Loans	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Balance, beginning of the period	$5,836	$5,038	$6,378	$5,317
Net (charge-offs) recoveries	48	272	(92)	300
Provision (reversal) for credit losses	746	(108)	344	(415)
Balance, end of the period	$6,630	$5,202	$6,630	$5,202

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of June 30, 2023 and December 31, 2022. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2023 and December 31, 2022 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	06/30/2023			12/31/2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$47,599,895	$152,476	$576,766	$34,967,420	$134,299	$609,555
Total derivatives designated as hedging relationships	47,599,895	152,476	576,766	34,967,420	134,299	609,555
Derivatives not designated as hedging instruments:
Interest rate swaps	10,959,346	36,522	253	14,149,543	34,187	1,257
Interest rate caps/floors	304,000	1,869	—	304,000	1,727	—
Mortgage delivery commitments	47,416	9	188	33,882	24	173
Total derivatives not designated as hedging instruments	11,310,762	38,400	441	14,487,425	35,938	1,430
TOTAL	$58,910,657	190,876	577,207	$49,454,845	170,237	610,985
Netting adjustments and cash collateral[1]		168,422	(577,019)		101,839	(608,626)
DERIVATIVE ASSETS AND LIABILITIES		$359,298	$188		$272,076	$2,359

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $787,974,000 and $761,704,000 as of June 30, 2023 and December 31, 2022, respectively. Cash collateral received was $42,533,000 and $51,239,000 as of June 30, 2023 and December 31, 2022, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended June 30, 2023 and 2022, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	06/30/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$613,730	$144,744	$288,183	$539,939
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$241,132	$155,006	$(19,567)	$(169,181)
Hedged items[2]	(179,348)	(100,723)	8,142	95,419
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$61,784	$54,283	$(11,425)	$(73,762)

	Three Months Ended
	06/30/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$77,874	$25,960	$27,998	$79,776
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$83,919	$109,717	$(12,112)	$(97,791)
Hedged items[2]	(92,726)	(122,076)	19,597	109,196
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(8,807)	$(12,359)	$7,485	$11,405

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the six months ended June 30, 2023 and 2022, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Six Months Ended
	06/30/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,150,324	$261,580	$551,704	$1,001,821
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$162,326	$83,788	$(2,909)	$(114,280)
Hedged items[2]	(60,907)	10,777	(17,749)	(28,759)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$101,419	$94,565	$(20,658)	$(143,039)

	Six Months Ended
	6/30/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$115,755	$40,744	$30,034	$116,332
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$277,349	$325,521	$(12,718)	$(353,354)
Hedged items[2]	(299,892)	(357,761)	20,827	382,759
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(22,543)	$(32,240)	$8,109	$29,405

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2023 and December 31, 2022 (in thousands):

Table 6.4

06/30/2023
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$12,420,556	$(429,048)	$(10,683)	$(439,731)
Available-for-sale securities	5,986,167	(408,208)	—	(408,208)
Consolidated obligation discount notes	(7,784,578)	13,115	—	13,115
Consolidated obligation bonds	(20,175,734)	582,063	(6,130)	575,933

12/31/2022
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$8,161,351	$(387,377)	$8,553	$(378,824)
Available-for-sale securities	5,959,781	(418,984)	—	(418,984)
Consolidated discount notes	(7,562,117)	30,865	—	30,865
Consolidated obligation bonds	(11,657,093)	604,595	—	604,595

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$11,371	$20,060	$3,084	$80,987
Interest rate caps/floors	475	144	125	1,085
Net interest settlements	9,257	(5,470)	17,555	(15,844)
Price alignment interest	(182)	(1)	(391)	3
Mortgage delivery commitments	(627)	(1,919)	(604)	(6,854)
NET GAINS (LOSSES) ON DERIVATIVES	$20,294	$12,814	$19,769	$59,377

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2023 and December 31, 2022.

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

Table 7.1 details the types of deposits held by FHLBank as of June 30, 2023 and December 31, 2022 (in thousands):

Table 7.1

	06/30/2023	12/31/2022
Interest-bearing:
Demand	$309,738	$301,073
Overnight	164,300	352,400
Term	5,750	12,000
Total interest-bearing	479,788	665,473
Non-interest-bearing:
Other	59,369	45,588
Total non-interest-bearing	59,369	45,588
TOTAL DEPOSITS	$539,157	$711,061

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

Table 8.1

	06/30/2023		12/31/2022
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$27,786,030	4.80%	$21,936,100	3.77%
Due after one year through two years	7,441,925	3.17	7,074,505	2.97
Due after two years through three years	2,862,720	2.22	3,508,370	1.95
Due after three years through four years	3,740,610	1.92	4,254,750	1.74
Due after four years through five years	1,508,350	2.52	1,694,660	1.79
Thereafter	4,287,650	2.22	4,638,150	1.99
Total par value	47,627,285	3.86%	43,106,535	3.02%
Premiums	15,762		18,950
Discounts	(4,474)		(3,789)
Concession fees	(10,971)		(11,262)
Hedging adjustments	(575,933)		(604,595)
TOTAL	$47,051,669		$42,505,839

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of June 30, 2023 and December 31, 2022 includes callable bonds totaling $22,324,000,000 and $16,008,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2023 and December 31, 2022 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	06/30/2023	12/31/2022
Due in one year or less	$41,928,030	$35,682,600
Due after one year through two years	3,283,925	4,789,005
Due after two years through three years	840,720	940,370
Due after three years through four years	761,610	1,067,750
Due after four years through five years	510,850	256,660
Thereafter	302,150	370,150
TOTAL PAR VALUE	$47,627,285	$43,106,535

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2023 and December 31, 2022 (in thousands):

Table 8.3

	06/30/2023	12/31/2022
Fixed rate	$28,002,785	$19,194,535
Simple variable rate	17,787,500	21,625,000
Step	1,837,000	2,287,000
TOTAL PAR VALUE	$47,627,285	$43,106,535

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2023	$20,892,865	$21,136,330	4.81%

December 31, 2022	$24,775,405	$24,997,018	3.81%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2023 and December 31, 2022 (in thousands):

Table 9.1

06/30/2023
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$183,017	$(167,315)	$15,702	$(9)	$15,693
Cleared derivatives	7,859	335,737	343,596	—	343,596
Total derivative assets	190,876	168,422	359,298	(9)	359,289
Securities purchased under agreements to resell	2,000,000	—	2,000,000	(2,000,000)	—
TOTAL	$2,190,876	$168,422	$2,359,298	$(2,000,009)	$359,289

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2023 and December 31, 2022 (in thousands):

Table 9.3

06/30/2023
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$569,169	$(568,981)	$188	$(188)	$—
Cleared derivatives	8,038	(8,038)	—	—	—
Total derivative liabilities	577,207	(577,019)	188	(188)	—
TOTAL	$577,207	$(577,019)	$188	$(188)	$—

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

Table 10.1

	06/30/2023		12/31/2022
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$696,344	$3,628,149	$481,076	$3,522,040
Total regulatory capital-to-asset ratio	4.0%	5.5%	4.0%	5.2%
Total regulatory capital	$2,914,382	$3,980,578	$2,879,714	$3,761,094
Leverage capital ratio	5.0%	8.0%	5.0%	7.7%
Leverage capital	$3,642,978	$5,794,653	$3,599,642	$5,522,115

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and six months ended June 30, 2023 and 2022 (in thousands):

Table 10.2

	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Balance, beginning of period	$269	$559	$280	$582
Capital stock subject to mandatory redemption reclassified from equity during the period	282,260	295,316	493,497	458,363
Redemption or repurchase of mandatorily redeemable capital stock during the period	(282,271)	(295,340)	(493,521)	(458,410)
Stock dividend classified as mandatorily redeemable capital stock during the period	5	2	7	2
Balance, end of period	$263	$537	$263	$537

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2023, FHLBank’s excess stock was less than one percent of total assets.

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

Stock Dividends: FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by FHLBank. The DPT effective for dividends paid during 2022 and the first quarter of 2023 was equal to the average overnight Federal funds effective rate minus 100 basis points. On March 24, 2023, the board of directors revised the DPT as the average effective overnight Federal funds rate for a dividend period minus 200 basis points. This DPT became effective for the second quarter of 2023 and will continue to be effective until such time as it may be changed by the board of directors. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (DPT is floored at zero).

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended June 30, 2023 and 2022 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2022	$33,462	$(2,312)	$31,150
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(54,565)		(54,565)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		62	62
Net current period other comprehensive income (loss)	(54,565)	62	(54,503)
Balance at June 30, 2022	$(21,103)	$(2,250)	$(23,353)

Balance at March 31, 2023	$(82,556)	$173	$(82,383)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(1,446)		(1,446)
Net current period other comprehensive income (loss)	(1,446)	—	(1,446)
Balance at June 30, 2023	$(84,002)	$173	$(83,829)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 11.2 summarizes the changes in AOCI for the six months ended June 30, 2023 and 2022 (in thousands):

Table 11.2

	Six Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2021	$74,689	$(2,374)	$72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(95,792)		(95,792)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		124	124
Net current period other comprehensive income (loss)	(95,792)	124	(95,668)
Balance at June 30, 2022	$(21,103)	$(2,250)	$(23,353)

Balance at December 31, 2022	$(84,443)	$173	$(84,270)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	441		441
Net current period other comprehensive income (loss)	441	—	441
Balance at June 30, 2023	$(84,002)	$173	$(83,829)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2023 and December 31, 2022. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and six months ended June 30, 2023 and 2022.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of June 30, 2023 and December 31, 2022. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of June 30, 2023 and December 31, 2022 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	06/30/2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,190	$25,190	$25,190	$—	$—	$—
Interest-bearing deposits	2,068,466	2,068,466	—	2,068,466	—	—
Securities purchased under agreements to resell	2,000,000	2,000,000	—	2,000,000	—	—
Federal funds sold	4,400,000	4,400,000	—	4,400,000	—	—
Trading securities	1,063,514	1,063,514	—	1,063,514	—	—
Available-for-sale securities	10,367,378	10,367,378	—	10,367,378	—	—
Held-to-maturity securities	285,313	281,782	—	243,024	38,758	—
Advances	43,957,361	43,927,375	—	43,927,375	—	—
Mortgage loans held for portfolio, net of allowance	8,064,228	6,774,446	—	6,773,075	1,371	—
Accrued interest receivable	186,904	186,904	—	186,904	—	—
Derivative assets	359,298	359,298	—	190,876	—	168,422
Liabilities:
Deposits	539,157	539,157	—	539,157	—	—
Consolidated obligation discount notes	20,892,865	20,668,442	—	20,668,442	—	—
Consolidated obligation bonds	47,051,669	45,904,957	—	45,904,957	—	—
Mandatorily redeemable capital stock	263	263	263	—	—	—
Accrued interest payable	344,903	344,903	—	344,903	—	—
Derivative liabilities	188	188	—	577,207	—	(577,019)
Other Asset (Liability):
Industrial revenue bonds	35,000	31,936	—	31,936	—	—
Financing obligation payable	(35,000)	(31,936)	—	(31,936)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2023 and December 31, 2022 (in thousands).

Table 12.3

	06/30/2023
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$149,406	$—	$149,406	$—	$—
GSE debentures	284,623	—	284,623	—	—
GSE MBS	629,485	—	629,485	—	—
Total trading securities	1,063,514	—	1,063,514	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,925,176	—	2,925,176	—	—
U.S. obligation MBS	114,746	—	114,746	—	—
GSE MBS	7,327,456	—	7,327,456	—	—
Total available-for-sale securities	10,367,378	—	10,367,378	—	—
Derivative assets:
Interest-rate related	359,289	—	190,867	—	168,422
Mortgage delivery commitments	9	—	9	—	—
Total derivative assets	359,298	—	190,876	—	168,422
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$11,790,190	$—	$11,621,768	$—	$168,422

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$—	$—	$577,019	$—	$(577,019)
Mortgage delivery commitments	188	—	188	—	—
Total derivative liabilities	188	—	577,207	—	(577,019)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$188	$—	$577,207	$—	$(577,019)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,387	$—	$—	$1,387	$—
Real estate owned	43	—	—	43	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,430	$—	$—	$1,430	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the six months ended June 30, 2023 and still outstanding as of June 30, 2023.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,271,401,978,000 and $1,113,638,974,000 as of June 30, 2023 and December 31, 2022, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at June 30, 2023 and December 31, 2022 (in thousands). No allowance for credit losses was recorded on these commitments at June 30, 2023 and December 31, 2022.

Table 13.1

	06/30/2023			12/31/2022
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$6,761,753	$15,049	$6,776,802	$6,475,917	$250	$6,476,167
Advance commitments outstanding	76,380	3,615	79,995	173,959	2,505	176,464
Principal commitments for standby bond purchase agreements	305,655	581,655	887,310	212,705	646,165	858,870
Commitments to fund or purchase mortgage loans	47,416	—	47,416	33,882	—	33,882
Commitments to issue consolidated bonds, at par	65,000	—	65,000	501,000	—	501,000
Commitments to issue consolidated discount notes, at par	—	—	—	7,500	—	7,500

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2027. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,935,000 and $1,878,000 as of June 30, 2023 and December 31, 2022, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2028, though some are renewable at the option of FHLBank. As of June 30, 2023 and December 31, 2022, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the six months ended June 30, 2023 and 2022.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(179,000) and $(149,000) as of June 30, 2023 and December 31, 2022, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 14.1

06/30/2023
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$524,142	22.9%	$524,642	19.8%
TOTAL		$500	0.1%	$524,142	22.9%	$524,642	19.8%

Table 14.2

12/31/2022
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$493,412	21.7%	$493,912	19.7%
TOTAL		$500	0.2%	$493,412	21.7%	$493,912	19.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2023 and December 31, 2022 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	06/30/2023		12/31/2022		06/30/2023		12/31/2022
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$11,370,000	25.6%	$10,740,000	24.1%	$1,076	0.2%	$530	0.1%
TOTAL	$11,370,000	25.6%	$10,740,000	24.1%	$1,076	0.2%	$530	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2023 and 2022.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of June 30, 2023 and December 31, 2022 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	06/30/2023		12/31/2022
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$231,729	0.5%	$185,535	0.4%

Deposits	$7,377	1.4%	$7,322	1.0%

Class A Common Stock	$5,387	1.5%	$4,151	1.7%
Class B Common Stock	13,018	0.6	11,793	0.5
TOTAL CAPITAL STOCK	$18,405	0.7%	$15,944	0.6%

Table 14.5 presents mortgage loans acquired during the three and six months ended June 30, 2023 and 2022 for members that had an officer or director serving on FHLBank’s board of directors in 2023 or 2022 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Six Months Ended
	06/30/2023		06/30/2022		06/30/2023		06/30/2022
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$4,473	1.3%	$5,719	1.8%	$8,984	1.7%	$11,296	1.9%

NOTE 15 – TRANSACTIONS WITH OTHER FHLBANKS

From time to time, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the first quarter of 2023, FHLBank Topeka transferred debt obligations with a par amount of $1,000,000,000 to another FHLBank. There were no transfers of debt obligations to other FHLBanks during the current quarter or the three and six months ended June 30, 2022.

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2023	03/31/2023	12/31/2022	09/30/2022	06/30/2022
Statement of Condition (as of period end):
Total assets	$72,859,560	$74,838,195	$71,992,842	$63,500,273	$57,499,300
Investments[1]	20,184,671	19,831,466	19,261,151	19,720,136	19,367,647
Advances	43,957,361	46,456,748	44,262,750	35,318,980	29,522,840
Mortgage loans, net	8,064,228	7,925,256	7,905,135	7,998,911	8,018,930
Total liabilities	68,963,074	70,972,748	68,316,298	60,204,762	54,504,534
Deposits	539,157	955,321	711,061	667,970	781,845
Consolidated obligations, net[2]	67,944,534	69,487,247	67,281,244	59,236,614	53,004,477
Total capital	3,896,486	3,865,447	3,676,544	3,295,511	2,994,766
Capital stock	2,644,249	2,662,089	1,168,835	2,120,273	1,821,016
Retained earnings	1,336,066	1,285,741	1,253,105	1,227,616	1,197,103
Statement of Income (for the quarterly period ended):
Net interest income	121,667	104,403	99,895	94,795	83,226
Other income (loss)	19,025	11,613	4,393	(1,174)	(7,652)
Other expenses	21,946	22,145	22,102	19,149	19,725
Income before assessments	118,000	94,273	81,176	74,357	55,957
Affordable Housing Program (AHP) assessments	11,800	9,428	8,117	7,436	5,596
Net income	106,200	84,845	73,059	66,921	50,361
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	55,875	52,209	47,570	36,408	25,831
Weighted average dividend rate[3]	8.31%	8.12%	7.79%	6.94%	5.63%
Dividend payout ratio[4]	52.61%	61.53%	65.11%	54.40%	51.29%
Return on average equity	10.81%	8.96%	8.04%	8.07%	6.60%
Return on average assets	0.55%	0.46%	0.41%	0.42%	0.35%
Average equity to average assets	5.10%	5.09%	5.06%	5.21%	5.37%
Net interest margin[5]	0.63%	0.56%	0.56%	0.60%	0.59%
Total capital ratio[6]	5.35%	5.17%	5.11%	5.19%	5.21%
Regulatory capital ratio[7]	5.46%	5.28%	5.22%	5.27%	5.25%

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

In March and April 2023, members increased their on-balance sheet liquidity due to market turmoil caused by the financial difficulties and failures of multiple U.S. banks. The concern over stress in the banking sector kept the demand for liquidity elevated. The purpose and mission of the FHLBank System is to serve as a reliable source of liquidity for members, the demand for which can expand in times of uncertainty and market stress. As the stress caused by this specific event has eased, demand for advances as additional on-balance sheet liquidity has declined, along with the related funding. However, member banks have maintained elevated levels of advances and the conditions that lead to the stress in March could return, as interest rates and inflation remain high.

Second Quarter 2023 Financial Highlights:
•Net interest income/margin: Net interest income increased $38.5 million to $121.7 million for the quarter ended June 30, 2023 compared to $83.2 million for the quarter ended June 30, 2022. The increase in net interest income resulted from increased average balances on advances and investments at higher interest rates, combined with the impact of higher interest rates on fair value hedges. Additionally, prepayments continued to slow on mortgage-related assets, which also increased interest income due to less premium amortization between periods. Net interest margin increased 4 basis points for the current quarter, from 0.59 percent for the quarter ended June 30, 2022 to 0.63 percent for the quarter ended June 30, 2023. The increase in net interest margin was attributed to the increase in rate and volume on advances and investments between periods, despite a decrease of 20 basis points in net interest spread between the yield on interest-earning assets and the cost of interest-bearing liabilities. The decline in spread is attributed to the increase in the cost of the rate-sensitive liabilities funding the fixed rate mortgage loan portfolio and a significant change in asset composition.The increase in short-term advances as a percentage of total assets has contributed to the contraction in net interest spread. Short-term advances are one of our lowest spread assets, so net interest margin and spread decline as short-term advance balances comprise a larger percentage of total assets.
•Total assets: Total assets increased from $72.0 billion as of December 31, 2022 to $72.9 billion as of June 30, 2023, driven by the $0.9 billion increase in short- and long-term investments between periods. The average balance of assets increased $20.3 billion between the quarter ended June 30, 2023 and the same period in the prior year, driven by a $17.3 billion increase in the average balance of advances and a $2.7 billion increase in short-term investments.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of June 30, 2023 and December 31, 2022, our Primary Mission Asset ratio was 81 percent and 80 percent, respectively.
•Advances: Advances decreased from $44.3 billion at December 31, 2022 to $44.0 billion at June 30, 2023, representing 60.3 percent of total assets as of June 30, 2023, compared to 61.5 percent as of December 31, 2022. The average balance of advances increased $17.3 billion, or 56.9 percent, for the three months ended June 30, 2023 when compared to the prior year period. The increase in the average balance of advances between periods was largely attributed to the funding needs of depository members as loan growth outpaced deposit growth through 2022 and into 2023. We continue to execute our mission by serving as a reliable source of liquidity and funding for members.
•Mortgage loans: Mortgage loans increased $0.2 billion from $7.9 billion at December 31, 2022 to $8.1 billion as of June 30, 2023, representing 11.1 percent of total assets as of June 30, 2023, compared to 11.0 percent as of December 31, 2022. The average balance of mortgage loans decreased $0.1 billion, or 0.6 percent, for the three months ended June 30, 2023 when compared to the prior year period, but the interest income impact of this decrease was offset by lower premium amortization and originations at interest rates higher than that of the existing portfolio.
•Performance ratios: Return on average equity (ROE) increased to 10.81 percent for the quarter ended June 30, 2023 compared to 6.60 percent for the prior year quarter due to the increase in net income for the current quarter, partially offset by the increase in average capital.
•Dividends: The Class A Common Stock dividend rate of 4.0 percent per annum and the Class B Common Stock dividend rate of 9.0 percent per annum combined for a weighted average dividend rate for the quarter ended June 30, 2023 of 8.31 percent, which is 325 basis points above the average daily interest rate on reserve balances for the quarter.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2023	06/30/2022	06/30/2023	06/30/2022	06/30/2023	12/31/2022
Market Instrument	Three-month	Three-month	Six-month	Six-month	Ending	Ending
	Average	Average	Average	Average	Rate	Rate
Secured Overnight Financing Rate[1]	4.97%	0.71%	4.73%	0.40%	5.09%	4.30%
Federal funds effective rate[1]	4.99	0.76	4.76	0.44	5.08	4.33
Federal Reserve interest rate on reserve balances[1]	5.06	0.84	4.82	0.52	5.15	4.40
3-month U.S. Treasury bill[1]	5.17	1.07	4.94	0.68	5.30	4.37
3-month LIBOR[1]	5.40	1.53	5.15	1.01	5.55	4.77
2-year U.S. Treasury note[1]	4.28	2.72	4.32	2.08	4.90	4.43
5-year U.S. Treasury note[1]	3.70	2.95	3.75	2.39	4.16	4.00
10-year U.S. Treasury note[1]	3.60	2.93	3.62	2.43	3.84	3.88
30-year residential mortgage note rate[1,2]	6.64	5.43	6.54	4.71	6.85	6.58

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The deposit outflows and financial difficulties experienced by multiple U.S. banks at the end of the first quarter of 2023 created stress for the banking industry and the financial markets that persisted into the early part of the second quarter. However, conditions improved later in the second quarter. On March 12, 2023, the Federal Reserve announced a plan to make available additional funding to eligible depository institutions to help assure that they have the ability to meet the needs of all their depositors, through eased access to the discount window and the creation of a new Bank Term Funding Program (BTFP). The BTFP offers eligible banks an additional source of liquidity collateralized with high-quality securities at par to eliminate the need to sell securities to meet the needs of depositors. The BTFP is currently scheduled to end on March 11, 2024. While the BTFP is a temporary measure and is intended to be utilized in conjunction with other liquidity sources to ensure banks have the ability meet liquidity needs resulting from the loss of deposits, it could replace advance demand for on-balance sheet liquidity for some members. No material impact was identified during the quarter ended June 30, 2023. We continue to monitor these and related developments and assess any effect on our business, results of operations, and financial condition.

Yields on U.S. Treasuries remained inverted at the end of the second quarter of 2023, as the two-year Treasury note remained above the ten-year Treasury note. Treasury yields were higher on the short-end of the curve relative to the prevailing yields at the end of 2022. Treasury yields on terms of two years and longer have declined since year-end 2022 in response to the March Federal Open Market Committee (FOMC) policy decisions and outlook for the economy. The FOMC announced rate hikes of 25 basis points at the February, March, May, and July meetings. The FOMC’s statement indicated that, despite some improvements in economic indicators, concerns about inflation persist so ongoing increases in the target range will likely be required to reduce inflation to the FOMC’s two percent objective. Mortgage rates remained elevated compared to market conditions one year ago, resulting in declines in new mortgage origination activity and lower mortgage prepayments, which has reduced related premium amortization and increased yields on mortgage-related assets compared to the second quarter of 2022.

We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. The cost of issuing short-term debt has increased since the same period in the prior year, but the high demand for short-term Agency debt due to concerns over the federal debt ceiling has kept this spread relatively narrow during the first half of 2023. Congress passed legislation to raise the debt ceiling on June 2, 2023, just prior to the deadline when the U.S. would default on its debt. In August 2023, Fitch Ratings downgraded the long-term credit rating of the United States and in turn certain GSEs, including the only two FHLBanks that are rated by Fitch Ratings, from AAA to AA+. However, Fitch Ratings does not provide ratings for the consolidated obligations of the FHLBanks or FHLBank Topeka specifically. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks. Recent efforts of the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook, including concerns about a possible recession. Labor market constraints are expected to keep inflation elevated throughout 2023 despite FOMC intervention, which could impact economic growth and member demand for advances. If the level of inflation and inflation expectations continue to trend higher, it could result in higher interest rates, especially short- and intermediate-term interest rates, although the heightened risk of recession could temper rate increases, especially towards the end of 2023. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022, and the remaining LIBOR tenors ceased immediately after June 30, 2023. As noted throughout this quarterly report, some of our variable rate investments, derivative assets, derivative liabilities, and related collateral were indexed to one-month or three-month tenors of LIBOR, most of which have maturity dates that extend beyond June 30, 2023. In accordance with the recommendations of our regulator and the Alternative Reference Rates Committee (AARC) and industry developments, we have selected SOFR as our preferred primary replacement rate for LIBOR-indexed financial instruments. As of June 30, 2023, we have transitioned many of our outstanding instruments referencing LIBOR to reference the SOFR index. For instruments that were not proactively transitioned, rate resets after June 30, 2023 will follow the industry standard fallback provisions. For additional information on LIBOR transition, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2023.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2023 vs. 06/30/2022		06/30/2023 vs. 06/30/2022
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$764,974	397.8%	$1,478,715	467.4%
Total interest expense	726,533	666.2	1,420,946	959.8
Net interest income	38,441	46.2	57,769	34.3
Provision (reversal) for credit losses on mortgage loans	854	790.7	759	182.9
Net interest income after mortgage loan loss provision	37,587	45.1	57,010	33.8
Net gains (losses) on trading securities	18,738	80.3	87,210	105.3
Net gains (losses) on derivatives	7,480	58.4	(39,608)	(66.7)
Other non-interest income	459	16.0	197	3.1
Total other income (loss)	26,677	348.6	47,799	278.5
Operating expenses	1,752	11.2	3,577	11.5
Other non-interest expenses	469	11.4	911	10.8
Total other expenses	2,221	11.3	4,488	11.3
AHP assessments	6,204	110.9	10,032	89.6
NET INCOME	$55,839	110.9%	$90,289	89.6%

Net income increased $55.8 million, or 110.9 percent, to $106.2 million for the three months ended June 30, 2023 compared to $50.4 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, net income increased $90.3 million, or 89.6 percent, to $191.0 million compared to $100.8 million for the same period in the prior year. The increase in net income is substantially attributed to increases in net interest income and to a lesser extent fluctuations in fair value of derivatives and trading securities, partially offset by increases in operating expenses driven by compensation and benefits and an increased allocation of funds available to members for affordable housing. For detailed discussion relating to these fluctuations, see “Net Interest Income and Net Interest Margin,” “Net Gains (Losses) on Derivatives,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $38.4 million for the quarter, or 46.2 percent, from $83.2 million for the three months ended June 30, 2022 to $121.7 million for the three months ended June 30, 2023. Net interest income increased $57.8 million for the current year-to-date period, from $168.3 million for the six months ended June 30, 2022 to $226.1 million for the six months ended June 30, 2023. The increase for both the three- and six-month periods was due to increased average balances on advances and investments at higher interest rates, combined with the impact of higher interest rates and spreads on fair value hedges. Additionally, prepayments continued to slow on mortgage-related assets, which also increased interest income due to less premium amortization between periods.

Net interest margin increased 4 basis points for the current quarter, from 0.59 percent for the quarter ended June 30, 2022 to 0.63 percent for the quarter ended June 30, 2023 (see Table 8). Net interest margin declined two basis points, from 0.62 percent to 0.60 percent for the six months ended June 30, 2023 compared to the prior year period (see Table 10). The increase in net interest margin for the current quarter was attributed primarily to the increase in interest rates and higher average balances on advances and investments between periods combined with maturing higher-cost debt, despite a decrease of 20 basis points in net interest spread between the yield on interest-earning assets and the cost of interest-bearing liabilities. This decline in net interest margin for the year-to-date period was caused by compression in net interest spread. This compression of net interest spread for both the three- and six-month periods was due to changes in balance sheet composition, notably an increase in advances as a percentage of total assets, and the increase in the cost of rate-sensitive liabilities, primarily as it relates to the mortgage loan portfolio. Advances are typically one of our lowest spread assets, so net interest margin declines as short-term advance balances comprise a larger percentage of total assets. The mortgage loan portfolio is fixed rate and funded with a combination of callable debt, fixed rate debt, and short-term debt, and the increase in funding costs, especially short-term debt, reduced the net interest spread on the mortgage loan portfolio. The increase in funding costs was due to upward repricing of variable rate debt, including fixed rate debt swapped to a variable rate, and the issuance of fixed rate debt at higher market interest rates. For further discussion of advances, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” Overnight investments also provided a positive contribution, as the yield increased more than the cost of the associated short-term debt.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For the current quarter, net interest income increased $27.3 million due to net interest settlements received on fair value hedges compared to net interest paid for the same period in the prior year due to increases in interest rates between periods. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 06/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$684	$12,811	$—	$(1,252)	$2,391	$14,634
Net amortization/accretion of hedging activities	955	—	266	—	—	1,221
Net interest received (paid)	63,707	45,084	—	(10,345)	(76,196)	22,250
Price alignment amount	(3,562)	(3,612)	—	172	43	(6,959)
TOTAL	$61,784	$54,283	$266	$(11,425)	$(73,762)	$31,146

Table 5

	Three Months Ended 06/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$77	$3,120	$—	$1,224	$(377)	$4,044
Net amortization/accretion of hedging activities	(559)	—	138	—	—	(421)
Net interest received (paid)	(7,947)	(15,149)	—	6,251	11,777	(5,068)
Price alignment amount	(378)	(330)	—	10	5	(693)
TOTAL	$(8,807)	$(12,359)	$138	$7,485	$11,405	$(2,138)

Table 6

	Six Months Ended 06/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(4,485)	$18,885	$—	$3,111	$1,361	$18,872
Net amortization/accretion of hedging activities	418	—	459	—	—	877
Net interest received (paid)	112,726	82,973	—	(24,238)	(144,484)	26,977
Price alignment amount	(7,240)	(7,293)	—	469	84	(13,980)
TOTAL	$101,419	$94,565	$459	$(20,658)	$(143,039)	$32,746

Table 7

	Six Months Ended 06/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,206	$5,587	$—	$1,456	$1,690	$10,939
Net amortization/accretion of hedging activities	(1,119)	—	310	—	—	(809)
Net interest received (paid)	(23,235)	(37,490)	—	6,643	27,710	(26,372)
Price alignment amount	(395)	(337)	—	10	5	(717)
TOTAL	$(22,543)	$(32,240)	$310	$8,109	$29,405	$(16,959)

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	06/30/2023			06/30/2022
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,916,614	$36,687	5.05%	$1,289,312	$2,367	0.74%
Securities purchased under agreements to resell	2,573,077	32,356	5.04	2,531,978	5,251	0.83
Federal funds sold	4,190,220	52,930	5.07	3,069,626	6,360	0.83
Investment securities[1,2]	11,660,984	158,532	5.45	11,391,789	43,758	1.54
Advances[1,2]	47,703,045	613,730	5.16	30,410,190	77,874	1.03
Mortgage loans[3,4]	7,985,358	62,836	3.16	8,035,822	56,383	2.81
Other interest-earning assets	36,264	191	2.11	73,781	295	1.60
Total earning assets	77,065,562	957,262	4.98	56,802,498	192,288	1.36
Other non-interest-earning assets	228,830			211,092
Total assets	$77,294,392			$57,013,590

Interest-bearing liabilities:
Deposits	$610,795	$7,180	4.71%	$795,061	$997	0.50%
Consolidated obligations[1]:
Discount Notes	23,340,502	288,183	4.95	16,321,410	27,998	0.69
Bonds	48,175,525	539,939	4.50	36,083,770	79,776	0.89
Other borrowings	43,313	293	2.72	48,889	291	2.39
Total interest-bearing liabilities	72,170,135	835,595	4.64	53,249,130	109,062	0.82
Capital and other non-interest-bearing funds	5,124,257			3,764,460
Total funding	$77,294,392			$57,013,590

Net interest income and net interest spread[5]		$121,667	0.34%		$83,226	0.54%

Net interest margin[6]			0.63%			0.59%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $1.6 million for both of the three months ended June 30, 2023 and 2022.
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

Table 9

	Three Months Ended
	06/30/2023 vs. 06/30/2022
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$6,090	$28,230	$34,320
Securities purchased under agreements to resell	86	27,019	27,105
Federal funds sold	3,114	43,456	46,570
Investment securities	1,058	113,716	114,774
Advances	66,347	469,509	535,856
Mortgage loans	(356)	6,809	6,453
Other assets	(179)	75	(104)
Total interest-earning assets	76,160	688,814	764,974
Interest Expense[3]:
Deposits	(283)	6,466	6,183
Consolidated obligations:
Discount notes	16,883	243,302	260,185
Bonds	35,008	425,155	460,163
Other borrowings	(35)	37	2
Total interest-bearing liabilities	51,573	674,960	726,533
Change in net interest income	$24,587	$13,854	$38,441

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Six Months Ended
	06/30/2023			06/30/2022
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,820,352	$67,384	4.82%	$1,204,481	$2,743	0.46%
Securities purchased under agreements to resell	2,625,967	62,638	4.81	2,092,619	5,787	0.56
Federal funds sold	4,187,790	100,286	4.83	2,772,011	7,154	0.52
Investment securities[1,2]	11,332,922	289,834	5.16	11,098,669	73,478	1.34
Advances[1,2]	47,124,490	1,150,324	4.92	29,223,064	115,755	0.80
Mortgage loans[3,4]	7,944,645	123,644	3.14	8,057,081	110,937	2.78
Other interest-earning assets	61,050	951	3.14	56,674	492	1.75
Total earning assets	76,097,216	1,795,061	4.76	54,504,599	316,346	1.17
Other non-interest-earning assets	291,515			216,463
Total assets	$76,388,731			$54,721,062

Interest-bearing liabilities:
Deposits	$660,938	14,749	4.50	$883,623	1,123	0.26
Consolidated obligations[1]:
Discount Notes	23,745,681	551,704	4.69	12,187,791	30,034	0.50
Bonds	46,966,842	1,001,821	4.30	37,991,783	116,332	0.62
Other borrowings	49,122	717	2.95	49,996	556	2.24
Total interest-bearing liabilities	71,422,583	1,568,991	4.43	51,113,193	148,045	0.58
Capital and other non-interest-bearing funds	4,966,148			3,607,869
Total funding	$76,388,731			$54,721,062

Net interest income and net interest spread[5]		$226,070	0.33%		$168,301	0.59%

Net interest margin[6]			0.60%			0.62%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $3.2 million for the six months ended June 30, 2023 and 2022.
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

Table 11

	Six Months Ended
	06/30/2023 vs. 06/30/2022
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$8,007	$56,634	$64,641
Securities purchased under agreements to resell	1,839	55,012	56,851
Federal funds sold	5,412	87,720	93,132
Investment securities	1,583	214,773	216,356
Advances	109,739	924,830	1,034,569
Mortgage loans	(1,568)	14,275	12,707
Other assets	40	419	459
Total earning assets	125,052	1,353,663	1,478,715
Interest Expense[3]:
Deposits	(353)	13,979	13,626
Consolidated obligations:
Discount notes	52,760	468,910	521,670
Bonds	33,726	851,763	885,489
Other borrowings	(10)	171	161
Total interest-bearing liabilities	86,123	1,334,823	1,420,946
Change in net interest income	$38,929	$18,840	$57,769

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 06/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$4,295	$7,302	$—	$171	$78	$11,846
Mortgage delivery commitments	—	—	(627)	—	—	(627)
Economic hedges – net interest received (paid)	981	9,195	—	(696)	(223)	9,257
Price alignment amount	(33)	(163)	—	5	9	(182)
Net gains (losses) on derivatives	5,243	16,334	(627)	(520)	(136)	20,294
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(4,586)	—	—	—	(4,586)
TOTAL	$5,243	$11,748	$(627)	$(520)	$(136)	$15,708

Table 13

	Three Months Ended 06/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,241	$21,831	$—	$(3,081)	$213	$20,204
Mortgage delivery commitments	—	—	(1,919)	—	—	(1,919)
Economic hedges – net interest received (paid)	(122)	(6,544)	—	1,175	21	(5,470)
Price alignment amount	(1)	(2)	—	2	—	(1)
Net gains (losses) on derivatives	1,118	15,285	(1,919)	(1,904)	234	12,814
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(22,814)	—	—	—	(22,814)
TOTAL	$1,118	$(7,529)	$(1,919)	$(1,904)	$234	$(10,000)

Table 14

	Six Months Ended 06/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$4,126	$(4,121)	$—	$2,809	$395	$3,209
Mortgage delivery commitments	—	—	(604)	—	—	(604)
Economic hedges – net interest received (paid)	1,280	17,209	—	(443)	(491)	17,555
Price alignment amount	(48)	(349)	—	(11)	17	(391)
Net gains (losses) on derivatives	5,358	12,739	(604)	2,355	(79)	19,769
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	4,367	—	—	—	4,367
TOTAL	$5,358	$17,106	$(604)	$2,355	$(79)	$24,136

Table 15

	Six Months Ended 06/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$3,360	$81,580	$—	$(3,081)	$213	$82,072
Mortgage delivery commitments	—	—	(6,854)	—	—	(6,854)
Economic hedges – net interest received (paid)	(305)	(16,737)	—	1,177	21	(15,844)
Price alignment amount	(1)	2	—	2	—	3
Net gains (losses) on derivatives	3,054	64,845	(6,854)	(1,902)	234	59,377
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(82,397)	—	—	—	(82,397)
TOTAL	$3,054	$(17,552)	$(6,854)	$(1,902)	$234	$(23,020)

For the three months ended June 30, 2023, net gains and losses on derivatives resulted in an increase in net income of $20.3 million compared to an increase of $12.8 million for the prior year period. For the six months ended June 30, 2023 and 2022, net gains and losses on derivatives resulted in increases in net income of $19.8 million compared to $59.4 million for the prior year period. The change between periods was attributed to fair value fluctuations resulting from an increase in the level of swap index rates. The increase in swap index rates between June 30, 2022 and June 30, 2023 positively impacted the net interest settlements on economic hedges, as they were in a pay position of $5.5 million and $15.8 million for the prior year quarter and year-to-date period, respectively, and a receive position of $9.3 million and $17.6 million for the current quarter and year-to-date period, respectively. As part of our LIBOR transition, we elected to terminate some LIBOR-indexed swaps that were designated in fair value hedging relationships and either economically hedge the outstanding items or leave the items unhedged, which could cause some income statement volatility until those positions mature.

Tables 16 and 17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	06/30/2023			06/30/2022
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(1,816)	$1,399	$(417)	$6,150	$(5,931)	$219
GSE debentures	639	(855)	(216)	4,308	(5,428)	(1,120)
GSE MBS	8,005	(5,130)	2,875	11,228	(11,455)	(227)
TOTAL	$6,828	$(4,586)	$2,242	$21,686	$(22,814)	$(1,128)

Table 17

	Six Months Ended
	06/30/2023			06/30/2022
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(3,747)	$3,174	$(573)	$17,731	$(18,365)	$(634)
GSE debentures	(2,231)	1,168	(1,063)	18,375	(19,431)	(1,056)
GSE MBS	1,731	26	1,757	44,389	(44,601)	(212)
TOTAL	$(4,247)	$4,368	$121	$80,495	$(82,397)	$(1,902)

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

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and fixed rate multifamily GSE MBS, with a small percentage of variable rate single-family GSE MBS. Periodically, we also invest in short-term securities classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to SOFR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads are swapped on an economic basis to SOFR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate term Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or SOFR.

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

Table 18

	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(15)	$(101)	$16	$(194)
Short-term securities	—	(424)	—	(236)
Total trading securities not hedged	(15)	(525)	16	(430)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	1,399	(5,931)	3,173	(18,365)
GSE debentures	(855)	(5,428)	1,168	(19,431)
GSE MBS	(5,130)	(11,455)	26	(44,601)
Total trading securities hedged on an economic basis with derivatives	(4,586)	(22,814)	4,367	(82,397)
TOTAL	$(4,601)	$(23,339)	$4,383	$(82,827)

The unrealized losses on the securities in the trading portfolio for the current period reflect the increase in intermediate term Treasury and mortgage rates relative to the prevailing yields at the end of the prior period, especially relative to the losses recognized in the prior year periods. The increase in Treasury and mortgage rates was more substantial for the prior year period. In addition to interest rates and credit spreads, the value of these securities is affected by price convergence to par which results in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which includes compensation and benefits and other operating expenses, increased $2.2 million and $4.5 million for the three and six months ended June 30, 2023, respectively, compared to the prior year periods primarily due to an increase in compensation and benefits expense and other operating expense. Compensation and benefits expense increased due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment. We expect modest increases in compensation and benefits expense for 2023 in anticipation of continued hiring for new and open positions. We also expect an increase in other operating expense for the next few years due to planned multi-year software implementation. For 2023, we have also committed a minimum of $1.0 million to a voluntary grant program for Native American Tribes and Tribally Designated Housing Entities. We have also announced an anticipated voluntary 50 percent increase to our annual contribution to affordable housing and community development initiatives throughout Colorado, Kansas, Nebraska, and Oklahoma in upcoming years.

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

Table 19 presents a reconciliation of GAAP net income to adjusted income (a non-GAAP measure) (in thousands):

Table 19

	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Net income, as reported under GAAP	$106,200	$50,361	$191,045	$100,756
AHP assessments	11,800	5,596	21,228	11,196
Income before AHP assessments	118,000	55,957	212,273	111,952
Derivative (gains) losses[1]	(25,851)	(22,329)	(21,477)	(86,157)
Trading (gains) losses	4,601	23,339	(4,383)	82,827
Prepayment/yield maintenance fees[2]	(30)	(2,425)	(37)	(6,149)
Total excluded items	(21,280)	(1,415)	(25,897)	(9,479)
Adjusted income (a non-GAAP measure)	$96,720	$54,542	$186,376	$102,473

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

Table 20 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (non-GAAP measures) (in thousands):

Table 20

	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Net interest income, as reported under GAAP	$121,667	$83,226	$226,070	$168,301
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(14,634)	(4,044)	(18,872)	(10,939)
Net interest received (paid) on derivatives not qualifying for hedge accounting	9,257	(5,470)	17,555	(15,844)
Prepayment/yield maintenance fees[1]	(30)	(2,425)	(37)	(6,149)
Adjusted net interest income (a non-GAAP measure)	$116,260	$71,287	$224,716	$135,369

Net interest margin, as calculated under GAAP	0.63%	0.59%	0.60%	0.62%
Adjusted net interest margin (a non-GAAP measure)	0.61%	0.50%	0.60%	0.50%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 21 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread (a non-GAAP measure) is calculated as follows (dollar amounts in thousands):

Table 21

	Three Months Ended		Six Months Ended
	06/30/2023	06/30/2022	06/30/2023	06/30/2022
Average GAAP total capital	$3,941,891	$3,060,294	$3,890,702	$2,994,161
ROE, based upon GAAP net income	10.81%	6.60%	9.90%	6.79%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	9.84%	7.15%	9.66%	6.90%
Average overnight Federal funds effective rate	4.99%	0.76%	4.76%	0.44%
GAAP ROE as a spread to average overnight Federal funds effective rate	5.82%	5.84%	5.14%	6.35%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	4.85%	6.39%	4.90%	6.46%

Financial Condition
Overall: Table 22 presents the percentage concentration of the major components of our Statements of Condition:

Table 22

	Component Concentration
	06/30/2023	12/31/2022
Assets:
Cash and due from banks	—%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.6	11.3
Investment securities	16.1	15.4
Advances	60.3	61.5
Mortgage loans, net	11.1	11.0
Other assets	0.9	0.7
Total assets	100.0%	100.0%

Liabilities:
Deposits	0.7%	1.0%
Consolidated obligation discount notes, net	28.7	34.4
Consolidated obligation bonds, net	64.6	59.0
Other liabilities	0.7	0.5
Total liabilities	94.7	94.9

Capital:
Capital stock outstanding	3.6	3.5
Retained earnings	1.8	1.7
Accumulated other comprehensive income (loss)	(0.1)	(0.1)
Total capital	5.3	5.1
Total liabilities and capital	100.0%	100.0%

Table 23 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 23

	Increase (Decrease) in Components
	06/30/2023 vs. 12/31/2022
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(774)	(3.0)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	328,614	4.0
Investment securities	594,906	5.3
Advances	(305,389)	(0.7)
Mortgage loans, net	159,093	2.0
Other assets	90,268	16.8
Total assets	$866,718	1.2%

Liabilities:
Deposits	$(171,904)	(24.2)%
Consolidated obligation discount notes, net	(3,882,540)	(15.7)
Consolidated obligation bonds, net	4,545,830	10.7
Other liabilities	155,390	48.0
Total liabilities	646,776	0.9

Capital:
Capital stock outstanding	136,540	5.4
Retained earnings	82,961	6.6
Accumulated other comprehensive income (loss)	441	0.5
Total capital	219,942	6.0
Total liabilities and capital	$866,718	1.2%

Total assets increased between periods, from $72.0 billion at December 31, 2022 to $72.9 billion at June 30, 2023, driven by the increase in short- and long-term investments between those periods. Asset composition remained relatively consistent from December 31 2022 to June 30, 2023, with a slight increase in long-term investments to 16.1 percent of total assets compared to 15.4 percent as of December 31, 2022. Mortgage loans increased by $159.1 million from December 31, 2022 to June 30, 2023, and increased slightly as a percent of total assets, from 11.0 percent as of December 31, 2022 to 11.1 percent of total assets as of June 30, 2023. Advances declined slightly as a percent of total assets compared to December 31, 2022 as some members experienced deposit growth or shifted their use of wholesale funding from advances to alternative funding sources. Total liabilities increased $646.8 million from December 31, 2022 to June 30, 2023, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 63.2 percent and 36.8 percent of total consolidated obligations, respectively, at December 31, 2022 compared to 69.3 percent and 30.7 percent at June 30, 2023. This composition shift is mostly due to an increase in swapped callable and swapped bullet consolidated obligation bonds and a decrease in discount notes. Total capital increased $219.9 million, or 6.0 percent, from December 31, 2022 to June 30, 2023 due to an increase in excess capital stock and net income in excess of dividends paid.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2023 and December 31, 2022. Advance par value decreased by 0.6 percent, from $44.7 billion at December 31, 2022 to $44.4 billion at June 30, 2023 (see Table 24). In March 2023, our members’ demand for advances increased temporarily in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by some depository institutions. This stress has largely subsided, which resulted in members holding less excess liquidity at June 30, 2023 than in March and April 2023, but members continue to hold elevated levels of advances. Members are also shifting from overnight advances to term advances. We began offering a new putable advance product in April of 2023 to further expand fixed rate advance offerings. Despite the $3.6 billion growth in fixed rate advances with maturities longer than 93 days in the past six months, the composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis.

As of June 30, 2023 and December 31, 2022, 64.7 percent and 64.4 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur during 2023 due to the impact of rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, which could include decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, including the BTFP, which may impact the demand for advances on the basis of relative cost.

Rather than match-funding long-term, fixed rate advances, we elect to swap a significant portion of advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 94.7 percent and 92.9 percent of our total advance portfolio as of June 30, 2023 and December 31, 2022, respectively. We anticipate continuing the practice of swapping advances with longer maturities to short-term indices. As part of our LIBOR transition, we began offering adjustable rate advances indexed to SOFR in late 2020 and had $3.0 billion of SOFR-indexed advances outstanding as of June 30, 2023. For additional information on LIBOR transition, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Table 24

	06/30/2023		12/31/2022
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$9,758,649	22.0%	$15,682,310	35.1%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	2,634,750	5.9	2,504,950	5.6
Adjustable rate callable advances	1,515,150	3.4	1,700,299	3.8
Standard housing and community development advances:
Adjustable rate callable advances	22,262	0.1	22,262	0.1
Total adjustable rate term advances	4,172,162	9.4	4,227,511	9.5
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	15,335,951	34.5	12,988,848	29.1
Regular fixed rate advances	12,067,517	27.2	10,290,760	23.1
Fixed rate callable advances	66,811	0.2	64,071	0.1
Fixed rate putable advances	1,775,000	4.0	—	—
Fixed rate convertible advances	208,400	0.5	309,650	0.7
Standard housing and community development advances:
Regular fixed rate advances	332,965	0.8	356,035	0.8
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	29,787,102	67.2	24,009,822	53.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	445,606	1.0	465,181	1.0
Fixed rate callable amortizing advances	19,202	—	19,370	—
Standard housing and community development advances:
Fixed rate amortizing advances	214,559	0.4	238,773	0.6
Fixed rate callable amortizing advances	11,438	—	11,748	—
Total amortizing advances	690,805	1.4	735,072	1.6
TOTAL PAR VALUE	$44,408,718	100.0%	$44,654,715	100.0%

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

Table 25

	06/30/2023		12/31/2022
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$11,370,000	25.6%	$10,740,000	24.1%
BOKF, N.A.	3,750,000	8.4	4,700,000	10.5
Capitol Federal Savings Bank	2,490,246	5.6	2,650,082	5.9
United of Omaha Life Insurance Co.	2,118,800	4.8	1,946,896	4.4
Security Life of Denver Insurance Co.	1,750,000	3.9	1,650,000	3.7
TOTAL	$21,479,046	48.3%	$21,686,978	48.6%

Table 26 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 26

	Three Months Ended
	06/30/2023		06/30/2022
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$162,117	29.3%	$17,737	20.7%
BOKF, N.A.	66,915	12.1
Capitol Federal Savings Bank	29,444	5.3	9,567	11.1
Security Life of Denver Insurance Co.	19,598	3.5
United of Omaha Life Insurance Co.	19,292	3.5	3,949	4.6
Pacific Life Insurance Co.			4,354	5.1
First United Bank & Trust Co.			3,526	4.1
TOTAL	$297,366	53.7%	$39,133	45.6%

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

Table 27

	Six Months Ended
	06/30/2023		06/30/2022
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$298,697	28.5%	$24,631	18.2%
BOKF, N.A.	119,190	11.4
Capitol Federal Savings Bank	62,310	5.9	15,683	11.6
Security Life of Denver Insurance Co.	36,476	3.5
United of Omaha Life Insurance Co.	36,221	3.5	6,044	4.5
American Fidelity Assurance Co.			5,556	4.1
First United Bank & Trust Co.			5,114	3.8
TOTAL	$552,894	52.8%	$57,028	42.2%

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

The mortgage loan portfolio increased $0.2 billion between periods, from $7.9 billion December 31, 2022 to $8.1 billion at June 30, 2023. Mortgage rates continued to trend upward in response to market conditions, which has reduced origination volume and refinancing incentive for borrowers and slowed prepayments in recent periods, although purchase volume has exceeded principal repayments during the first six months of 2023. Net mortgage loans as a percentage of total assets increased, from 11.0 percent as of December 31, 2022 to 11.1 percent as of June 30, 2023. Mortgage loans are generally one of the highest net spread assets on our balance sheet so shifts in the balance sheet concentration of mortgage loans will impact net interest income. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2023 was $0.5 billion.

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

Table 28

	06/30/2023		12/31/2022
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Fidelity Bank	$347,451	4.3%	$325,530	4.2%
Tulsa Teachers Credit Union	314,228	3.9	326,491	4.2
Farmers Bank & Trust	269,396	3.4
West Gate Bank	244,623	3.1	227,649	2.9
Community National Bank & Trust	229,188	2.9	233,975	3.0
Mid-America Bank			176,792	2.3
TOTAL	$1,404,886	17.6%	$1,290,437	16.6%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2023 was 749 and 74.2 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans increased $0.3 million from December 31, 2022 to June 30, 2023. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 0.8 percent of the amortized cost of total conventional loans at June 30, 2023 and 1.0 percent at December 31, 2022. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $0.9 billion from December 31, 2022 to June 30, 2023 primarily due to an increase in liquidity investments and MBS, partially offset by a decline in U.S. Treasuries.

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

Table 29

	06/30/2023	12/31/2022
Interest-bearing deposits	$2,068,039	$2,039,333
Federal funds sold	4,400,000	3,750,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,468,039	$5,789,333

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2023, all unsecured investments were rated as investment grade based on NRSROs (see Table 32).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2023 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight
Domestic	$2,068,039
U.S. Branches and agency offices of foreign commercial banks:
Finland	1,100,000
Australia	1,000,000
Canada	700,000
Netherlands	700,000
United Kingdom	700,000
Germany	200,000
Total U.S. Branches and agency offices of foreign commercial banks	4,400,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,468,039

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Generally, fixed rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also satisfy regulatory liquidity requirements. We also purchase fixed rate securities for duration and interest rate risk management. A significant portion of our variable rate investment securities were indexed to LIBOR for the first half of 2023; however, LIBOR ceased publication on June 30, 2023. As such, all LIBOR-indexed investments converted to reference SOFR, either to start or fall back, beginning July 3, 2023 or at the beginning of the next reset period. For additional information on LIBOR transition, see “Risk Management – Interest Rate Risk Management” under this Item 2.

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of June 30, 2023, the aggregate value of our MBS portfolio represented 218 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite purchases of $1.7 billion in MBS since the beginning of 2023. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of June 30, 2023 are summarized by security type in Table 31 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2022. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 31

	06/30/2023					12/31/2022
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
U.S. Treasury obligations	$149,406	$—	$—	$—	$149,406	$396,233
GSE debentures	48,711	235,912	—	—	284,623	388,955
GSE MBS	14,007	603,285	3,231	8,962	629,485	636,265
Total trading securities	212,124	839,197	3,231	8,962	1,063,514	1,421,453
Available-for-sale securities:
U.S. Treasury obligations	547,421	2,161,393	216,362	—	2,925,176	3,315,356
U.S. obligation MBS	—	—	—	114,746	114,746	40,039
GSE MBS	—	1,519,250	3,917,900	1,890,306	7,327,456	5,999,021
Total available-for-sale securities	547,421	3,680,643	4,134,262	2,005,052	10,367,378	9,354,416
Held-to-maturity securities:
State or local housing agency obligations	—	—	39,515	—	39,515	70,505
GSE MBS	—	17,461	33,219	195,118	245,798	274,925
Total held-to-maturity securities	—	17,461	72,734	195,118	285,313	345,430

Total securities	759,545	4,537,301	4,210,227	2,209,132	11,716,205	11,121,299

Interest-bearing deposits	2,068,466	—	—	—	2,068,466	2,039,852

Federal funds sold	4,400,000	—	—	—	4,400,000	3,750,000

Securities purchased under agreements to resell	2,000,000	—	—	—	2,000,000	2,350,000
TOTAL INVESTMENTS	$9,228,011	$4,537,301	$4,210,227	$2,209,132	$20,184,671	$19,261,151

Weighted average yields[1]:
Available-for-sale securities	2.43%	2.63%	3.16%	4.19%
Held-to-maturity securities	—%	1.22%	2.69%	1.68%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 32 and 33 present the carrying value of our investments by rating as of June 30, 2023 and December 31, 2022 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 32

	06/30/2023
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$16	$427	$2,068,023	$—	$2,068,466

Federal funds sold[2]	—	1,100,000	3,300,000	—	4,400,000

Securities purchased under agreements to resell[3]	—	—	—	2,000,000	2,000,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,074,582	—	—	3,074,582
GSE debentures	—	284,623	—	—	284,623
State or local housing agency obligations	39,515	—	—	—	39,515
Total non-mortgage-backed securities	39,515	3,359,205	—	—	3,398,720
Mortgage-backed securities:
U.S. obligation MBS	—	114,746	—	—	114,746
GSE MBS	—	8,202,739	—	—	8,202,739
Total mortgage-backed securities	—	8,317,485	—	—	8,317,485

TOTAL INVESTMENTS	$39,531	$12,777,117	$5,368,023	$2,000,000	$20,184,671

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $38.0 million at June 30, 2023.
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

Table 34 details interest rate payment terms for the carrying value of our investment securities as of June 30, 2023 and December 31, 2022 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 40 and 41 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 34

	06/30/2023	12/31/2022
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$434,029	$785,188
Non-mortgage-backed securities	434,029	785,188
Mortgage-backed securities:
Fixed rate	617,293	622,984
Variable rate	12,192	13,281
Mortgage-backed securities	629,485	636,265
Total trading securities	1,063,514	1,421,453
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,925,176	3,315,356
Non-mortgage-backed securities	2,925,176	3,315,356
Mortgage-backed securities:
Fixed rate	3,391,720	3,193,215
Variable rate	4,050,482	2,845,845
Mortgage-backed securities	7,442,202	6,039,060
Total available-for-sale securities	10,367,378	9,354,416
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	39,515	70,505
Non-mortgage-backed securities	39,515	70,505
Mortgage-backed securities:
Fixed rate	28,606	33,741
Variable rate	217,192	241,184
Mortgage-backed securities	245,798	274,925
Total held-to-maturity securities	285,313	345,430
TOTAL	$11,716,205	$11,121,299

Deposits: Deposits are generally an insignificant source of funding. Total deposits decreased $171.9 million from December 31, 2022 to June 30, 2023 primarily due to a decrease in overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Further declines in the level of deposits could occur during the remainder of 2023 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 35 presents the carrying value of consolidated obligation bonds and discounts notes as of June 30, 2023 and December 31, 2022 (in thousands).

Table 35

	06/30/2023	12/31/2022
Bonds:
Par value	$47,627,285	$43,106,535
Premiums	15,762	18,950
Discounts	(4,474)	(3,789)
Concession fees	(10,971)	(11,262)
Hedging adjustments	(575,933)	(604,595)
Total bonds	47,051,669	42,505,839
Discount Notes:
Par value	21,136,330	24,997,018
Discounts	(229,718)	(190,034)
Concession fees	(631)	(714)
Hedging adjustments	(13,116)	(30,865)
Total discount notes	20,892,865	24,775,405
TOTAL	$67,944,534	$67,281,244

Total consolidated obligations increased $0.7 billion, or 1.0 percent, from December 31, 2022 to June 30, 2023 aligning with growth in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 63.2 percent and 36.8 percent, respectively, at December 31, 2022 to 69.3 percent and 30.7 percent at June 30, 2023, respectively, mostly due to an increase in swapped callable bonds and swapped bullet bonds and a decrease in discount notes. Management increased issuance of swapped fixed rate debt to more closely match the repricing characteristics of our assets. Issuance of swapped callable bonds increased during the first half of 2023 due to favorable funding spreads. Callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we call the hedged bond. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. All floating rate bonds issued since 2021 have been indexed to SOFR as we transitioned away from LIBOR and maintain an allocation of floating rate bonds funding short-term advances and short-term investments. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to SOFR, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

During the six months ended June 30, 2023, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $30.0 billion and $208.0 billion, respectively, compared to $19.0 billion and $123.8 billion for the six months ended June 30, 2022. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. High demand for short-term Agency debt has kept the spread to Treasuries relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased slightly between periods, from $10.0 billion as of December 31, 2022 to $9.3 billion as of June 30, 2023. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

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

During the six months ended June 30, 2023, advance disbursements totaled $419.8 billion compared to $291.8 billion for the prior year period which reflects increased member utilization of advances, especially short-term advances. During the six months ended June 30, 2023, investment purchases (excluding overnight investments) totaled $2.0 billion compared to $3.4 billion for the same period in the prior year. During the six months ended June 30, 2023, payments on maturing and retired consolidated obligation bonds and discount notes were $24.5 billion and $212.0 billion, respectively, compared to $23.3 billion and $110.3 billion for the prior year period.

Capital: Total capital increased $219.9 million, or 6.0 percent, from December 31, 2022 to June 30, 2023 due to an increase in capital stock (see Table 36) and retained earnings. We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 36 provides a summary of member capital requirements under our current capital plan as of June 30, 2023 and December 31, 2022 (in thousands):

Table 36

Requirement	06/30/2023	12/31/2022
Asset-based (Class A Common Stock only)	$182,940	$179,450
Activity-based (additional Class B Common Stock)[1]	2,113,364	2,125,885
Total Required Stock[2]	2,296,304	2,305,335
Excess Stock (Class A and B Common Stock)	348,208	202,654
Total Regulatory Capital Stock[2]	$2,644,512	$2,507,989

Activity-based Requirements:
Advances[3]	$1,991,584	$2,005,795
Letters of credit	16,942	16,190
AMA assets (mortgage loans)[4]	238,516	233,793
Total Activity-based Requirement	2,247,042	2,255,778
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	49,262	49,557
Total Required Stock[2]	$2,296,304	$2,305,335

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of June 30, 2023 and December 31, 2022.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $108.1 million for the six months ended June 30, 2023 compared to $46.3 million for the same period in the prior year. The weighted average dividend rate was 8.31 percent and 8.22 percent for the three and six months June 30, 2023, respectively, which represented a dividend payout ratio of 52.6 percent and 56.6 percent, respectively. For the three and six months ended June 30, 2022, the weighted average dividend rate was 5.63 percent and 5.27 percent, respectively, which represented a dividend payout ratio of 51.3 percent and 46.0 percent, respectively. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in June 2023 were based on income during the three months ended May 31, 2023. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2022 for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the DPT rate before paying a higher rate to holders of Class B Common Stock. The DPT effective for dividends paid during 2022 and the first quarter of 2023 was equal to the average overnight Federal funds effective rate minus 100 basis points. On March 24, 2023, the board of directors revised the DPT as the average effective overnight Federal funds rate for a dividend period minus 200 basis points. This DPT was effective for the second quarter of 2023 and will continue to be effective until such time as it may be changed by the board of directors. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (DPT is floored at zero). Table 37 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 37

Applicable Rate per Annum	06/30/2023	03/31/2023	12/31/2022	09/30/2022	06/30/2022
Class A Common Stock	4.00%	3.75%	3.00%	2.25%	1.00%
Class B Common Stock	9.00	8.75	8.50	7.75	6.50
Weighted Average[1]	8.31	8.12	7.79	6.94	5.63
Dividend Parity Threshold:
Average effective overnight Federal funds rate	4.99%	4.52%	3.65%	2.20%	0.76%
Spread to index	(2.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	2.99%	3.52%	2.65%	1.20%	0.00%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that our stock dividends on Class A Common Stock and Class B Common Stock will remain at or near current dividend rates throughout 2023. Historically, dividend rates have moved directionally with short-term interest rates. Market conditions and movements in short-term interest rates can be unpredictable, and adverse market conditions may result in lower dividend rates in future quarters. As mentioned previously, the board of directors changed the DPT effective for the second quarter of 2023. If there is a change to the DPT in the future, the capital plan requires that we provide members notice of that change 90 days prior to a dividend payment.

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

Transition from LIBOR to an Alternative Reference Rate – Historically, many of our adjustable rate investments, derivatives, and collateral pledged were indexed to LIBOR with exposure extending past June 30, 2023. We assessed our LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and executed a transition plan for the replacement of LIBOR that included strategies to manage and reduce exposure, operating under the assumption that SOFR will become the dominant replacement in the capital markets. The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors ceased immediately after June 30, 2023. During the first half of 2023, we had LIBOR exposure related to investment securities and derivatives with interest rates indexed to LIBOR. As of June 30, 2023, we have transitioned all outstanding instruments referencing LIBOR to reference SOFR or these instruments will reference SOFR as the fallback index beginning July 3, 2023 or at the beginning of the next reset period. As such, we have no further variable LIBOR exposure at June 30, 2023.

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

FHFA’s Review and Analysis of the FHLBank System. In the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The FHFA has stated that its review and analysis will culminate in a written report issued no later than September 30, 2023. The report is expected to (1) summarize the feedback received; (2) identify actions the FHFA plans to take; and (3) outline any recommendations for consideration by Congress.

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

Table 38 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 38

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2023	2.3	1.6	2.0
03/31/2023	1.8	1.8	2.4
12/31/2022	1.7	1.7	2.1
09/30/2022	1.6	1.8	2.6
06/30/2022	1.6	2.2	3.3

The primary factors contributing to the net changes in duration from March 31, 2023 to June 30, 2023 were: (1) the increase in interest rates and the relative level of mortgage rates during the period; (2) the increase in percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund advance activity. The increase in interest rates during the period caused the mortgage loan portfolio contribution to duration to shorten more than the associated liabilities, contributing to the slight decrease in the asset sensitive DOE profile in the base case. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios.

The increase in interest rates since March 31, 2023 generally shortened the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program” so the duration profile changed as expected since a general increase in interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, higher interest rates indicate a relative decrease in refinancing incentive for borrowers.

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

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.0 month and 1.1 months for June 30, 2023 and December 31, 2022, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 39 presents MVE as a percent of TRCS. As of June 30, 2023, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of June 30, 2023 (see Table 36 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of June 30, 2023. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 39

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2023	143	148	154
03/31/2023	143	148	154
12/31/2022	143	148	154
09/30/2022	147	151	158
06/30/2022	154	159	168

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

Table 40

06/30/2023
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$10,607,639	$(1,010)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	208,400	7,631
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,775,000	19,781
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	211,253	1,028
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	79,995	229
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,050,000	(3,216)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,471,978	70,928
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	443,000	(115)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	646,984	34,730
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	1,869
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	47,416	(179)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	9,608,109	609
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	7,636,383	4,858
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,734,500	(25,624)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	14,534,000	(389,063)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	50,000	17
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,457,000	(108,778)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	45,000	(26)
TOTAL				$58,910,657	$(386,331)

Table 41

12/31/2022
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$8,219,720	$39,770
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	309,650	9,795
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	176,464	234
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	34,257	1,107
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,243,924	74,972
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,250,000	770
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	798,500	43
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	652,700	32,883
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	1,727
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	33,882	(149)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay floating interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	7,508,162	1,003
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay floating interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	12,564,086	(1,095)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,304,500	(18,280)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	8,053,000	(458,805)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,902,000	(124,715)
Variable rate non-callable consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	100,000	(8)
TOTAL				$49,454,845	$(440,748)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

August 10, 2023	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

August 10, 2023	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
Executive Vice President and Chief Financial Officer