Form 10-Q
period 2023-09-30
Federal Home Loan Bank of Topeka
filed 2023-11-09
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
October 31, 2023
Class A Stock, par value $100 per share	3,106,935
Class B Stock, par value $100 per share	22,973,997

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2023	12/31/2022
ASSETS
Cash and due from banks	$26,652	$25,964
Interest-bearing deposits	1,698,340	2,039,852
Securities purchased under agreements to resell (Note 9)	1,825,000	2,350,000
Federal funds sold	4,400,000	3,750,000

Investment securities:
Trading securities (Note 3)	899,023	1,421,453
Available-for-sale securities, amortized cost of $10,997,936 and $9,438,859 (Note 3)	10,868,344	9,354,416
Held-to-maturity securities, fair value of $271,634 and $340,259 (Note 3)	276,457	345,430
Total investment securities	12,043,824	11,121,299

Advances (Note 4)	44,322,221	44,262,750
Mortgage loans held for portfolio, net of allowance for credit losses of $6,212 and $6,378 (Note 5)	8,207,138	7,905,135
Accrued interest receivable	201,430	186,594
Derivative assets, net (Notes 6, 9)	331,896	272,076
Other assets	79,791	79,172

TOTAL ASSETS	$73,136,292	$71,992,842

LIABILITIES
Deposits (Note 7)	$751,952	$711,061

Consolidated obligations, net:
Discount notes (Note 8)	17,892,734	24,775,405
Bonds (Note 8)	50,098,873	42,505,839
Total consolidated obligations, net	67,991,607	67,281,244

Mandatorily redeemable capital stock (Note 10)	253	280
Accrued interest payable	357,213	197,175
Affordable Housing Program payable	72,735	53,635
Derivative liabilities, net (Notes 6, 9)	803	2,359
Other liabilities	70,111	70,544

TOTAL LIABILITIES	69,244,674	68,316,298

Commitments and contingencies (Note 13)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2023	12/31/2022

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,580 and 2,388 shares issued and outstanding) (Note 10)	$357,963	$238,777
Class B ($100 par value; 22,915 and 22,689 shares issued and outstanding) (Note 10)	2,291,488	2,268,932
Total capital stock	2,649,451	2,507,709

Retained earnings:
Unrestricted	976,588	914,716
Restricted	394,998	338,389
Total retained earnings	1,371,586	1,253,105

Accumulated other comprehensive income (loss) (Note 11)	(129,419)	(84,270)

TOTAL CAPITAL	3,891,618	3,676,544

TOTAL LIABILITIES AND CAPITAL	$73,136,292	$71,992,842

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
INTEREST INCOME:
Interest-bearing deposits	$37,569	$7,538	$104,953	$10,281
Securities purchased under agreements to resell	27,969	14,870	90,607	20,657
Federal funds sold	49,772	22,017	150,058	29,171
Trading securities	7,497	15,651	27,477	45,882
Available-for-sale securities	159,499	59,920	421,079	100,664
Held-to-maturity securities	3,866	2,559	12,140	5,062
Advances	634,899	211,173	1,785,223	326,928
Mortgage loans held for portfolio	66,871	58,045	190,515	168,982
Other	286	217	1,237	709
Total interest income	988,228	391,990	2,783,289	708,336

INTEREST EXPENSE:
Deposits	8,720	3,353	23,469	4,476
Consolidated obligations:
Discount notes	284,947	117,644	836,651	147,678
Bonds	579,352	175,920	1,581,173	292,252
Mandatorily redeemable capital stock	3	3	11	5
Other	298	275	1,007	829
Total interest expense	873,320	297,195	2,442,311	445,240

NET INTEREST INCOME	114,908	94,795	340,978	263,096
Provision (reversal) for credit losses on mortgage loans	(33)	115	311	(300)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	114,941	94,680	340,667	263,396

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	2,216	(30,249)	6,599	(113,076)
Net gains (losses) on sale of held-to-maturity securities	—	(89)	—	(89)
Net gains (losses) on derivatives	5,232	26,198	25,001	85,575
Standby bond purchase agreement commitment fees	715	682	2,085	1,958
Letters of credit fees	2,141	1,625	6,085	4,746
Other	623	659	1,795	2,551
Total other income (loss)	10,927	(1,174)	41,565	(18,335)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
OTHER EXPENSES:
Compensation and benefits	$11,892	$9,743	$35,368	$31,051
Other operating	6,988	5,112	18,261	14,976
Federal Housing Finance Agency	1,531	1,328	4,593	4,068
Office of Finance	1,195	1,080	3,254	3,223
Mortgage loans transaction service fees	1,618	1,523	4,768	4,566
Other	425	363	1,496	868
Total other expenses	23,649	19,149	67,740	58,752

INCOME BEFORE ASSESSMENTS	102,219	74,357	314,492	186,309

Affordable Housing Program	10,222	7,436	31,450	18,632

NET INCOME	$91,997	$66,921	$283,042	$167,677

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Net income	$91,997	$66,921	$283,042	$167,677

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(45,590)	(29,088)	(45,149)	(124,880)
Defined benefit pension plan	—	63	—	187
Total other comprehensive income (loss)	(45,590)	(29,025)	(45,149)	(124,693)

TOTAL COMPREHENSIVE INCOME (LOSS)	$46,407	$37,896	$237,893	$42,984

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2022	2,716	$271,621	15,494	$1,549,395	18,210	$1,821,016	$886,710	$310,393	$1,197,103	$(23,353)	$2,994,766
Comprehensive income							53,537	13,384	66,921	(29,025)	37,896
Proceeds from issuance of capital stock	—	—	9,963	996,320	9,963	996,320					996,320
Repurchase/redemption of capital stock	(5,198)	(519,803)	(689)	(68,922)	(5,887)	(588,725)					(588,725)
Net reclassification of shares to mandatorily redeemable capital stock	(168)	(16,805)	(1,279)	(127,875)	(1,447)	(144,680)					(144,680)
Net transfer of shares between Class A and Class B	5,403	540,283	(5,403)	(540,283)	—	—					—
Dividends on capital stock (Class A - 2.3%, Class B - 7.7%):
Cash payment							(66)		(66)		(66)
Stock issued			364	36,342	364	36,342	(36,342)		(36,342)		—
Balance at September 30, 2022	2,753	$275,296	18,450	$1,844,977	21,203	$2,120,273	$903,839	$323,777	$1,227,616	$(52,378)	$3,295,511

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2023	3,522	$352,169	22,920	$2,292,080	26,442	$2,644,249	$959,468	$376,598	$1,336,066	$(83,829)	$3,896,486
Comprehensive income							73,597	18,400	91,997	(45,590)	46,407
Proceeds from issuance of capital stock	15	1,504	8,459	845,924	8,474	847,428					847,428
Repurchase/redemption of capital stock	(7,035)	(703,482)	(419)	(41,972)	(7,454)	(745,454)					(745,454)
Net reclassification of shares to mandatorily redeemable capital stock	(544)	(54,428)	(987)	(98,751)	(1,531)	(153,179)					(153,179)
Net transfer of shares between Class A and Class B	7,622	762,200	(7,622)	(762,200)	—	—					—
Dividends on capital stock (Class A - 4.5%, Class B - 9.2%):
Cash payment							(70)		(70)		(70)
Stock issued			564	56,407	564	56,407	(56,407)		(56,407)		—
Balance at September 30, 2023	3,580	$357,963	22,915	$2,291,488	26,495	$2,649,451	$976,588	$394,998	$1,371,586	$(129,419)	$3,891,618

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	$1,499,301	$852,408	$290,242	$1,142,650	$72,315	$2,714,266
Comprehensive income							134,142	33,535	167,677	(124,693)	42,984
Proceeds from issuance of capital stock	20	2,019	25,494	2,549,443	25,514	2,551,462					2,551,462
Repurchase/redemption of capital stock	(12,102)	(1,210,207)	(1,997)	(199,771)	(14,099)	(1,409,978)					(1,409,978)
Net reclassification of shares to mandatorily redeemable capital stock	(2,796)	(279,625)	(3,234)	(323,418)	(6,030)	(603,043)					(603,043)
Net transfer of shares between Class A and Class B	15,289	1,528,919	(15,289)	(1,528,919)	—	—					—
Dividends on capital stock (Class A - 1.2%, Class B - 6.7%):
Cash payment							(180)		(180)		(180)
Stock issued			825	82,531	825	82,531	(82,531)		(82,531)		—
Balance at September 30, 2022	2,753	$275,296	18,450	$1,844,977	21,203	$2,120,273	$903,839	$323,777	$1,227,616	$(52,378)	$3,295,511

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544
Comprehensive income							226,433	56,609	283,042	(45,149)	237,893
Proceeds from issuance of capital stock	35	3,491	25,073	2,507,310	25,108	2,510,801					2,510,801
Repurchase/redemption of capital stock	(17,157)	(1,715,747)	(1,710)	(170,996)	(18,867)	(1,886,743)					(1,886,743)
Net reclassification of shares to mandatorily redeemable capital stock	(3,569)	(356,968)	(2,898)	(289,708)	(6,467)	(646,676)					(646,676)
Net transfer of shares between Class A and Class B	21,883	2,188,410	(21,883)	(2,188,410)	—	—					—
Dividends on capital stock (Class A - 4.1%, Class B - 9.0%):
Cash payment							(201)		(201)		(201)
Stock issued			1,644	164,360	1,644	164,360	(164,360)		(164,360)		—
Balance at September 30, 2023	3,580	$357,963	22,915	$2,291,488	26,495	$2,649,451	$976,588	$394,998	$1,371,586	$(129,419)	$3,891,618

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2023	09/30/2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$283,042	$167,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	59,694	79,424
Concessions on consolidated obligations	4,355	3,537
Premiums and discounts on investments, net	(18,821)	1,279
Premiums, discounts and commitment fees on advances, net	(2,191)	(2,876)
Premiums, discounts and deferred loan costs on mortgage loans, net	9,930	16,484
Fair value adjustments on hedged assets or liabilities	(2,294)	1,126
Premises, software and equipment	2,288	2,409
Other	—	187
Provision (reversal) for credit losses on mortgage loans	311	(300)
Non-cash interest on mandatorily redeemable capital stock	10	3
Net realized (gains) losses on sale of held-to-maturity securities	—	89
Net realized (gains) losses on disposal of premises, software and equipment	9	16
Other adjustments, net	(7)	(207)
Net (gains) losses on trading securities	(6,599)	113,076
Net change in derivatives and hedging activities	271,936	706,873
(Increase) decrease in accrued interest receivable	(14,838)	(46,922)
Change in net accrued interest included in derivative assets	(103,031)	(36,850)
(Increase) decrease in other assets	1,339	949
Increase (decrease) in accrued interest payable	159,549	75,642
Change in net accrued interest included in derivative liabilities	(7,336)	72
Increase (decrease) in Affordable Housing Program liability	19,100	5,640
Increase (decrease) in other liabilities	(409)	(1,204)
Total adjustments	372,995	918,447
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	656,037	1,086,124

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2023	09/30/2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$401,452	$(474,438)
Net (increase) decrease in securities purchased under resale agreements	525,000	(1,750,000)
Net (increase) decrease in Federal funds sold	(650,000)	(1,345,000)
Proceeds from sale of trading securities	—	12,448
Proceeds from maturities of and principal repayments on trading securities	529,029	2,830,436
Purchases of trading securities	—	(2,790,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	1,400,514	1,145,236
Purchases of available-for-sale securities	(3,015,515)	(2,515,529)
Proceeds from sale of held-to-maturity securities	—	19,930
Proceeds from maturities of and principal repayments on held-to-maturity securities	68,945	65,164
Advances repaid	661,546,972	439,317,000
Advances originated	(661,737,932)	(451,622,000)
Principal collected on mortgage loans	575,207	970,568
Purchases of mortgage loans	(888,729)	(858,581)
Net proceeds from sale of foreclosed assets	251	687
Other investing activities	—	1,876
Purchases of premises, software and equipment	(3,774)	(1,349)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,248,580)	(16,993,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	32,021	(223,283)
Net proceeds from issuance of consolidated obligations:
Discount notes	316,686,971	245,269,000
Bonds	39,927,572	31,195,723
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(323,660,623)	(229,225,000)
Bonds	(31,386,663)	(31,636,400)
Bonds transferred to other FHLBanks	(999,987)	—
Net interest payments received (paid) for financing derivatives	16,796	(10,507)
Proceeds from issuance of capital stock	2,510,801	2,551,462
Payments for repurchase/redemption of capital stock	(1,886,743)	(1,409,978)
Payments for repurchase of mandatorily redeemable capital stock	(646,713)	(603,336)
Cash dividends paid	(201)	(180)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	593,231	15,907,501
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	688	73
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,964	25,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,652	$25,914

Supplemental disclosures:
Interest paid	$827,474	$299,832
Affordable Housing Program payments	$12,624	$13,131
Net transfers of mortgage loans to other assets	$786	$213
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2023

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Disclosure Improvements (Accounting Standards Update (ASU) 2023-06). In October 2023, the Financial Accounting Standards Board (FASB) issued amendments to modify the disclosure or presentation requirements in response to the SEC Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018. The amendments represent clarifications or technical corrections of the current requirements to incorporate several SEC disclosure requirements into US GAAP. The ASU adds interim and annual disclosure requirements to a variety of topics, including those focusing on accounting changes, earnings per share, debt and repurchase agreements. For all entities subject to the SEC existing disclosure requirements, each amendment shall become effective on the date that the SEC’s removal of the related guidance from Regulation S-X or Regulation S-K becomes effective. FHLBank will adopt the guidance as it becomes effective with all pending content expected to transition by June 30, 2027. The adoption of this guidance is not expected to have a material effect on FHLBank’s current disclosures.

Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02). In March 2022, the FASB issued amendments to eliminate the accounting guidance for troubled debt restructurings by creditors in Accounting Standards Codification (ASC) 310 for entities that have adopted ASU 2016-13, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance requires that an entity apply the loan refinancing and restructuring guidance in ASC 310-20-35-9 through ASC 310-20-35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of ASC 326. FHLBank adopted this guidance as of January 1, 2023. While this guidance is intended to enhance disclosures, the adoption of this guidance did not have a material effect on FHLBank’s financial condition, results of operations, cash flows, or disclosures.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance was effective upon issuance and through December 31, 2024, as amended, except for certain optional expedients elected for hedging relationships, which should be retained for the duration of the hedge term. As of June 30, 2023, FHLBank transitioned all outstanding London Interbank Offered Rate (LIBOR) settings to convert to reference the secured overnight financing rate (SOFR), either to start or to fall back, beginning July 3, 2023 or at the beginning of the next reset period. As a result of finalizing transition, FHLBank adopted certain practical expedients in ASC 848 for qualifying contract modifications related to reference rate reform, including with respect to qualifying hedge relationships. Application of this guidance did not have a material impact on the FHLBank’s financial condition, results of operations, cash flows, or disclosures. For qualifying hedge relationships, FHLBank does not expect that the practical expedients elected for the duration of the hedge term will have a material impact on the financial statements. As all of FHLBank’s qualifying contracts transitioned at June 30, 2023, FHLBank does not expect to further elect provisions or expedients of this guidance through its ending date of December 31, 2024 because FHLBank has no outstanding LIBOR exposure.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of September 30, 2023, approximately 23 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of September 30, 2023 and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of September 30, 2023 and December 31, 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $3,292,000 and $1,306,000, respectively, as of September 30, 2023, and $2,278,000 and $903,000, respectively, as of December 31, 2022.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $541,000 and $565,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Trading Securities: Trading securities by major security type as of September 30, 2023 and December 31, 2022 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2023	12/31/2022
Non-mortgage-backed securities:
U.S. Treasury obligations	$—	$396,233
GSE debentures	285,509	388,955
Non-mortgage-backed securities	285,509	785,188
Mortgage-backed securities:
GSE MBS	613,514	636,265
Mortgage-backed securities	613,514	636,265
TOTAL	$899,023	$1,421,453

Net gains (losses) on trading securities during the three and nine months ended September 30, 2023 and 2022 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Net gains (losses) on trading securities held as of September 30, 2023	$717	$(25,177)	$1,354	$(79,681)
Net gains (losses) on trading securities sold or matured prior to September 30, 2023	1,499	(5,072)	5,245	(33,395)
NET GAINS (LOSSES) ON TRADING SECURITIES	$2,216	$(30,249)	$6,599	$(113,076)

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2023 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $36,238,000 as of September 30, 2023.

Table 3.3

	09/30/2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,925,749	$46	$(35,408)	$2,890,387
Non-mortgage-backed securities	2,925,749	46	(35,408)	2,890,387
Mortgage-backed securities:
U.S. obligation MBS	113,689	—	(2,343)	111,346
GSE MBS	7,958,498	26,305	(118,192)	7,866,611
Mortgage-backed securities	8,072,187	26,305	(120,535)	7,977,957
TOTAL	$10,997,936	$26,351	$(155,943)	$10,868,344

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of September 30, 2023 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,254,983	$(9,465)	$1,385,882	$(25,943)	$2,640,865	$(35,408)
Non-mortgage-backed securities	1,254,983	(9,465)	1,385,882	(25,943)	2,640,865	(35,408)
Mortgage-backed securities:
U.S. obligation MBS	74,703	(1,137)	36,643	(1,206)	111,346	(2,343)
GSE MBS	2,831,073	(30,513)	3,149,749	(87,679)	5,980,822	(118,192)
Mortgage-backed securities	2,905,776	(31,650)	3,186,392	(88,885)	6,092,168	(120,535)
TOTAL	$4,160,759	$(41,115)	$4,572,274	$(114,828)	$8,733,033	$(155,943)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2023 and December 31, 2022 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	09/30/2023		12/31/2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$249,477	$249,522	$1,240,015	$1,241,508
Due after one year through five years	2,676,272	2,640,865	1,876,301	1,858,697
Due after five years through ten years	—	—	215,928	215,151
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,925,749	2,890,387	3,332,244	3,315,356
Mortgage-backed securities	8,072,187	7,977,957	6,106,615	6,039,060
TOTAL	$10,997,936	$10,868,344	$9,438,859	$9,354,416

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2023 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $631,000 as of September 30, 2023.

Table 3.8

	09/30/2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$39,515	$—	$(745)	$38,770
Non-mortgage-backed securities	39,515	—	(745)	38,770
Mortgage-backed securities:
GSE MBS	236,942	119	(4,197)	232,864
Mortgage-backed securities	236,942	119	(4,197)	232,864
TOTAL	$276,457	$119	$(4,942)	$271,634

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of September 30, 2023 and December 31, 2022 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	09/30/2023		12/31/2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	39,515	38,770	40,505	40,036
Due after ten years	—	—	30,000	28,732
Non-mortgage-backed securities	39,515	38,770	70,505	68,768
Mortgage-backed securities	236,942	232,864	274,925	271,491
TOTAL	$276,457	$271,634	$345,430	$340,259

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of September 30, 2023 and 2022, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of both September 30, 2023 and December 31, 2022, FHLBank had advances outstanding at interest rates ranging from 0.40 percent to 7.20 percent and 0.29 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $113,328,000 and $108,891,000 as of September 30, 2023 and December 31, 2022, respectively.

Table 4.1

	09/30/2023		12/31/2022
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$28,428,307	5.27%	$31,796,396	4.31%
Due after one year through two years	4,565,464	4.21	3,147,406	3.24
Due after two years through three years	3,640,809	3.72	2,784,200	3.30
Due after three years through four years	3,100,931	4.06	2,625,365	3.64
Due after four years through five years	3,153,385	3.98	1,894,308	3.52
Thereafter	1,956,778	3.04	2,407,040	3.07
Total par value	44,845,674	4.77%	44,654,715	4.03%
Discounts	(10,950)		(13,141)
Hedging adjustments	(512,503)		(378,824)
TOTAL	$44,322,221		$44,262,750

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $155,900,000 remain outstanding at September 30, 2023.

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put or conversion date as of September 30, 2023 and December 31, 2022 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put or Conversion Date
Redemption Term	09/30/2023	12/31/2022	09/30/2023	12/31/2022
Due in one year or less	$29,643,598	$33,289,458	$29,874,107	$31,992,646
Due after one year through two years	4,118,259	2,709,465	4,776,864	3,240,306
Due after two years through three years	3,524,932	2,552,756	3,730,809	2,801,700
Due after three years through four years	2,738,648	2,403,502	2,792,431	2,625,365
Due after four years through five years	2,993,229	1,568,168	2,063,885	1,884,308
Thereafter	1,827,008	2,131,366	1,607,578	2,110,390
TOTAL PAR VALUE	$44,845,674	$44,654,715	$44,845,674	$44,654,715

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of September 30, 2023 and December 31, 2022 (in thousands):

Table 4.3

Redemption Term	09/30/2023	12/31/2022
Fixed rate:
Due in one year or less	$27,506,807	$31,307,096
Due after one year through three years	6,221,523	3,984,356
Due after three years through five years	5,070,706	3,050,314
Due after five years through fifteen years	1,831,206	2,050,428
Due after fifteen years	32,770	35,010
Total fixed rate	40,663,012	40,427,204
Variable rate:
Due in one year or less	921,500	489,300
Due after one year through three years	1,984,750	1,947,250
Due after three years through five years	1,183,610	1,469,360
Due after five years through fifteen years	90,302	319,101
Due after fifteen years	2,500	2,500
Total variable rate	4,182,662	4,227,511
TOTAL PAR VALUE	$44,845,674	$44,654,715

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of September 30, 2023 and December 31, 2022, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2023 and December 31, 2022, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of September 30, 2023 and December 31, 2022, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2023 and December 31, 2022 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $42,992,000 and $38,358,000 as of September 30, 2023 and December 31, 2022, respectively.

Table 5.1

	09/30/2023	12/31/2022
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,080,329	$1,189,428
Fixed rate, long-term, single-family mortgages	7,058,115	6,640,750
Total unpaid principal balance	8,138,444	7,830,178
Premiums	94,040	97,210
Discounts	(4,981)	(2,230)
Deferred loan costs, net	41	46
Hedging adjustments	(14,194)	(13,691)
Total before allowance for credit losses on mortgage loans	8,213,350	7,911,513
Allowance for credit losses on mortgage loans	(6,212)	(6,378)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,207,138	$7,905,135

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of September 30, 2023 and December 31, 2022 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2023	12/31/2022
Conventional loans	$7,804,699	$7,486,591
Government-guaranteed or -insured loans	333,745	343,587
TOTAL UNPAID PRINCIPAL BALANCE	$8,138,444	$7,830,178

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of September 30, 2023 (dollar amounts in thousands):

Table 5.3

	09/30/2023
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2019	2019	2020	2021	2022	2023
Amortized Cost:[1]
Past due 30-59 days delinquent	$18,870	$7,262	$3,715	$7,197	$3,702	$2,035	$42,781	$8,996	$51,777
Past due 60-89 days delinquent	4,476	1,979	1,115	280	2,391	—	10,241	2,717	12,958
Past due 90 days or more delinquent	7,899	4,485	1,214	816	203	—	14,617	3,157	17,774
Total past due	31,245	13,726	6,044	8,293	6,296	2,035	67,639	14,870	82,509
Total current loans	1,828,719	998,957	1,540,115	1,752,186	856,909	830,859	7,807,745	323,096	8,130,841
Total mortgage loans	$1,859,964	$1,012,683	$1,546,159	$1,760,479	$863,205	$832,894	$7,875,384	$337,966	$8,213,350

Other delinquency statistics:
In process of foreclosure[2]							$4,598	$637	$5,235
Serious delinquency rate[3]							0.2%	0.9%	0.2%
Past due 90 days or more and still accruing interest							$—	$3,157	$3,157
Loans on nonaccrual status[4]							$18,332	$—	$18,332

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
4    Includes $9,818,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and nine months ended September 30, 2023 and 2022.

Table 5.5

	Three Months Ended		Nine Months Ended
Conventional Loans	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Balance, beginning of the period	$6,630	$5,202	$6,378	$5,317
Net (charge-offs) recoveries	(385)	51	(477)	351
Provision (reversal) for credit losses	(33)	115	311	(300)
Balance, end of the period	$6,212	$5,368	$6,212	$5,368

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of September 30, 2023 and December 31, 2022. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2023 and December 31, 2022 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	09/30/2023			12/31/2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$44,925,032	$213,040	$575,808	$34,967,420	$134,299	$609,555
Total derivatives designated as hedging relationships	44,925,032	213,040	575,808	34,967,420	134,299	609,555
Derivatives not designated as hedging instruments:
Interest rate swaps	4,871,030	32,866	593	14,149,543	34,187	1,257
Interest rate caps/floors	304,000	1,811	—	304,000	1,727	—
Mortgage delivery commitments	48,915	27	135	33,882	24	173
Total derivatives not designated as hedging instruments	5,223,945	34,704	728	14,487,425	35,938	1,430
TOTAL	$50,148,977	247,744	576,536	$49,454,845	170,237	610,985
Netting adjustments and cash collateral[1]		84,152	(575,733)		101,839	(608,626)
DERIVATIVE ASSETS AND LIABILITIES		$331,896	$803		$272,076	$2,359

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $702,290,000 and $761,704,000 as of September 30, 2023 and December 31, 2022, respectively. Cash collateral received was $42,405,000 and $51,239,000 as of September 30, 2023 and December 31, 2022, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended September 30, 2023 and 2022, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	09/30/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$634,899	$159,499	$284,947	$579,352
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$149,032	$134,941	$(2,660)	$(66,086)
Hedged items[2]	(72,773)	(85,579)	(6,153)	(26,480)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$76,259	$49,362	$(8,813)	$(92,566)

	Three Months Ended
	09/30/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$211,173	$59,920	$117,644	$175,920
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$184,879	$215,644	$(21,255)	$(240,632)
Hedged items[2]	(174,839)	(204,404)	21,121	224,576
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$10,040	$11,240	$(134)	$(16,056)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the nine months ended September 30, 2023 and 2022, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Nine Months Ended
	09/30/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,785,223	$421,079	$836,651	$1,581,173
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$311,358	$218,729	$(5,569)	$(180,366)
Hedged items[2]	(133,680)	(74,802)	(23,902)	(55,142)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$177,678	$143,927	$(29,471)	$(235,508)

	Nine Months Ended
	09/30/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$326,928	$100,664	$147,678	$292,252
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$462,228	$541,165	$(33,973)	$(593,986)
Hedged items[2]	(474,731)	(562,165)	41,948	607,335
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(12,503)	$(21,000)	$7,975	$13,349

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2023 and December 31, 2022 (in thousands):

Table 6.4

09/30/2023
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$12,633,547	$(502,711)	$(9,792)	$(512,503)
Available-for-sale securities	6,052,223	(493,786)	—	(493,786)
Consolidated obligation discount notes	(4,135,294)	6,963	—	6,963
Consolidated obligation bonds	(20,709,096)	555,487	(6,034)	549,453

12/31/2022
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$8,161,351	$(387,377)	$8,553	$(378,824)
Available-for-sale securities	5,959,781	(418,984)	—	(418,984)
Consolidated discount notes	(7,562,117)	30,865	—	30,865
Consolidated obligation bonds	(11,657,093)	604,595	—	604,595

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(2,202)	$28,284	$882	$109,271
Interest rate caps/floors	(93)	780	32	1,865
Net interest settlements	8,393	(1,201)	25,948	(17,045)
Price alignment interest	(216)	(36)	(607)	(33)
Mortgage delivery commitments	(650)	(1,629)	(1,254)	(8,483)
NET GAINS (LOSSES) ON DERIVATIVES	$5,232	$26,198	$25,001	$85,575

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2023 and December 31, 2022.

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

Table 7.1 details the types of deposits held by FHLBank as of September 30, 2023 and December 31, 2022 (in thousands):

Table 7.1

	09/30/2023	12/31/2022
Interest-bearing:
Demand	$280,042	$301,073
Overnight	413,600	352,400
Term	5,700	12,000
Total interest-bearing	699,342	665,473
Non-interest-bearing:
Other	52,610	45,588
Total non-interest-bearing	52,610	45,588
TOTAL DEPOSITS	$751,952	$711,061

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

Table 8.1

	09/30/2023		12/31/2022
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$28,996,115	4.89%	$21,936,100	3.77%
Due after one year through two years	9,631,390	3.97	7,074,505	2.97
Due after two years through three years	3,289,220	1.84	3,508,370	1.95
Due after three years through four years	2,960,110	2.10	4,254,750	1.74
Due after four years through five years	1,466,350	2.92	1,694,660	1.79
Thereafter	4,306,650	2.41	4,638,150	1.99
Total par value	50,649,835	4.09%	43,106,535	3.02%
Premiums	13,563		18,950
Discounts	(3,818)		(3,789)
Concession fees	(11,254)		(11,262)
Hedging adjustments	(549,453)		(604,595)
TOTAL	$50,098,873		$42,505,839

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of September 30, 2023 and December 31, 2022 includes callable bonds totaling $22,663,000,000 and $16,008,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2023 and December 31, 2022 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	09/30/2023	12/31/2022
Due in one year or less	$42,513,115	$35,682,600
Due after one year through two years	5,843,390	4,789,005
Due after two years through three years	755,220	940,370
Due after three years through four years	679,110	1,067,750
Due after four years through five years	552,850	256,660
Thereafter	306,150	370,150
TOTAL PAR VALUE	$50,649,835	$43,106,535

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2023 and December 31, 2022 (in thousands):

Table 8.3

	09/30/2023	12/31/2022
Fixed rate	$28,594,335	$19,194,535
Simple variable rate	20,218,500	21,625,000
Step	1,837,000	2,287,000
TOTAL PAR VALUE	$50,649,835	$43,106,535

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2023	$17,892,734	$18,052,225	5.12%

December 31, 2022	$24,775,405	$24,997,018	3.81%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2023 and December 31, 2022 (in thousands):

Table 9.1

09/30/2023
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$244,197	$(241,265)	$2,932	$(27)	$2,905
Cleared derivatives	3,547	325,417	328,964	—	328,964
Total derivative assets	247,744	84,152	331,896	(27)	331,869
Securities purchased under agreements to resell	1,825,000	—	1,825,000	(1,825,000)	—
TOTAL	$2,072,744	$84,152	$2,156,896	$(1,825,027)	$331,869

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2023 and December 31, 2022 (in thousands):

Table 9.3

09/30/2023
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$560,769	$(559,966)	$803	$(135)	$668
Cleared derivatives	15,767	(15,767)	—	—	—
Total derivative liabilities	576,536	(575,733)	803	(135)	668
TOTAL	$576,536	$(575,733)	$803	$(135)	$668

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

Table 10.1

	09/30/2023		12/31/2022
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$754,537	$3,663,076	$481,076	$3,522,040
Total regulatory capital-to-asset ratio	4.0%	5.5%	4.0%	5.2%
Total regulatory capital	$2,925,452	$4,021,290	$2,879,714	$3,761,094
Leverage capital ratio	5.0%	8.0%	5.0%	7.7%
Leverage capital	$3,656,815	$5,852,828	$3,599,642	$5,522,115

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Table 10.2

	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Balance, beginning of period	$263	$537	$280	$582
Capital stock subject to mandatory redemption reclassified from equity during the period	153,179	144,680	646,676	603,043
Redemption or repurchase of mandatorily redeemable capital stock during the period	(153,192)	(144,926)	(646,713)	(603,336)
Stock dividend classified as mandatorily redeemable capital stock during the period	3	1	10	3
Balance, end of period	$253	$292	$253	$292

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2023, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended September 30, 2023 and 2022 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2022	$(21,103)	$(2,250)	$(23,353)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(29,088)		(29,088)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		63	63
Net current period other comprehensive income (loss)	(29,088)	63	(29,025)
Balance at September 30, 2022	$(50,191)	$(2,187)	$(52,378)

Balance at June 30, 2023	$(84,002)	$173	$(83,829)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(45,590)		(45,590)
Net current period other comprehensive income (loss)	(45,590)	—	(45,590)
Balance at September 30, 2023	$(129,592)	$173	$(129,419)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 11.2 summarizes the changes in AOCI for the nine months ended September 30, 2023 and 2022 (in thousands):

Table 11.2

	Nine Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2021	$74,689	$(2,374)	$72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(124,880)		(124,880)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		187	187
Net current period other comprehensive income (loss)	(124,880)	187	(124,693)
Balance at September 30, 2022	$(50,191)	$(2,187)	$(52,378)

Balance at December 31, 2022	$(84,443)	$173	$(84,270)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(45,149)		(45,149)
Net current period other comprehensive income (loss)	(45,149)	—	(45,149)
Balance at September 30, 2023	$(129,592)	$173	$(129,419)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2023 and December 31, 2022. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and nine months ended September 30, 2023 and 2022.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of September 30, 2023 and December 31, 2022. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of September 30, 2023 and December 31, 2022 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	09/30/2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$26,652	$26,652	$26,652	$—	$—	$—
Interest-bearing deposits	1,698,340	1,698,340	—	1,698,340	—	—
Securities purchased under agreements to resell	1,825,000	1,825,000	—	1,825,000	—	—
Federal funds sold	4,400,000	4,400,000	—	4,400,000	—	—
Trading securities	899,023	899,023	—	899,023	—	—
Available-for-sale securities	10,868,344	10,868,344	—	10,868,344	—	—
Held-to-maturity securities	276,457	271,634	—	232,864	38,770	—
Advances	44,322,221	44,281,186	—	44,281,186	—	—
Mortgage loans held for portfolio, net of allowance	8,207,138	6,901,866	—	6,899,367	2,499	—
Accrued interest receivable	201,430	201,430	—	201,430	—	—
Derivative assets	331,896	331,896	—	247,744	—	84,152
Liabilities:
Deposits	751,952	751,953	—	751,953	—	—
Consolidated obligation discount notes	17,892,734	17,892,180	—	17,892,180	—	—
Consolidated obligation bonds	50,098,873	48,815,150	—	48,815,150	—	—
Mandatorily redeemable capital stock	253	253	253	—	—	—
Accrued interest payable	357,213	357,213	—	357,213	—	—
Derivative liabilities	803	803	—	576,536	—	(575,733)
Other Asset (Liability):
Industrial revenue bonds	35,000	31,643	—	31,643	—	—
Financing obligation payable	(35,000)	(31,643)	—	(31,643)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2023 and December 31, 2022 (in thousands).

Table 12.3

	09/30/2023
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE debentures	$285,509	$—	$285,509	$—	$—
GSE MBS	613,514	—	613,514	—	—
Total trading securities	899,023	—	899,023	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,890,387	—	2,890,387	—	—
U.S. obligation MBS	111,346	—	111,346	—	—
GSE MBS	7,866,611	—	7,866,611	—	—
Total available-for-sale securities	10,868,344	—	10,868,344	—	—
Derivative assets:
Interest-rate related	331,869	—	247,717	—	84,152
Mortgage delivery commitments	27	—	27	—	—
Total derivative assets	331,896	—	247,744	—	84,152
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$12,099,263	$—	$12,015,111	$—	$84,152

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$668	$—	$576,401	$—	$(575,733)
Mortgage delivery commitments	135	—	135	—	—
Total derivative liabilities	803	—	576,536	—	(575,733)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$803	$—	$576,536	$—	$(575,733)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$2,537	$—	$—	$2,537	$—
Real estate owned	43	—	—	43	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,580	$—	$—	$2,580	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the nine months ended September 30, 2023 and still outstanding as of September 30, 2023.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,161,172,587,000 and $1,113,638,974,000 as of September 30, 2023 and December 31, 2022, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at September 30, 2023 and December 31, 2022 (in thousands). No allowance for credit losses was recorded on these commitments at September 30, 2023 and December 31, 2022.

Table 13.1

	09/30/2023			12/31/2022
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$6,692,755	$9,516	$6,702,271	$6,475,917	$250	$6,476,167
Advance commitments outstanding	86,496	3,615	90,111	173,959	2,505	176,464
Principal commitments for standby bond purchase agreements	326,965	595,520	922,485	212,705	646,165	858,870
Commitments to fund or purchase mortgage loans	48,915	—	48,915	33,882	—	33,882
Commitments to issue consolidated bonds, at par	766,500	—	766,500	501,000	—	501,000
Commitments to issue consolidated discount notes, at par	—	—	—	7,500	—	7,500

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2027. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,497,000 and $1,878,000 as of September 30, 2023 and December 31, 2022, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2028, though some are renewable at the option of FHLBank. As of September 30, 2023 and December 31, 2022, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the nine months ended September 30, 2023 and 2022.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(108,000) and $(149,000) as of September 30, 2023 and December 31, 2022, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands). None of the officers or directors of these members currently serve on FHLBank’s board of directors.

Table 14.1

09/30/2023
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$24,133	6.7%	$482,957	21.1%	$507,090	19.1%
BOKF, N.A.	OK	80,493	22.5	278,945	12.2	359,438	13.6
TOTAL		$104,626	29.2%	$761,902	33.3%	$866,528	32.7%

Table 14.2

12/31/2022
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$493,412	21.7%	$493,912	19.7%
TOTAL		$500	0.2%	$493,412	21.7%	$493,912	19.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2023 and December 31, 2022 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	09/30/2023		12/31/2022		09/30/2023		12/31/2022
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$10,530,000	23.5%	$10,740,000	24.1%	$760	0.1%	$530	0.1%
BOKF, N.A.	6,175,000	13.8			21,391	2.8
TOTAL	$16,705,000	37.3%	$10,740,000	24.1%	$22,151	2.9%	$530	0.1%

BOKF, N.A. sold $5,905,000 and $15,989,000 mortgage loans into the MPF Program during the three and nine months ended September 30, 2023. MidFirst Bank did not sell any mortgage loans into the MPF Program during the same periods.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of September 30, 2023 and December 31, 2022 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	09/30/2023		12/31/2022
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$250,516	0.6%	$185,535	0.4%

Deposits	$6,963	0.9%	$7,322	1.0%

Class A Common Stock	$4,335	1.2%	$4,151	1.7%
Class B Common Stock	14,099	0.6	11,793	0.5
TOTAL CAPITAL STOCK	$18,434	0.7%	$15,944	0.6%

Table 14.5 presents mortgage loans acquired during the three and nine months ended September 30, 2023 and 2022 for members that had an officer or director serving on FHLBank’s board of directors in 2023 or 2022 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Nine Months Ended
	09/30/2023		09/30/2022		09/30/2023		09/30/2022
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$5,476	1.5%	$4,736	1.9%	$14,461	1.6%	$16,032	1.9%

NOTE 15 – TRANSACTIONS WITH OTHER FHLBANKS

From time to time, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the first quarter of 2023, FHLBank Topeka transferred debt obligations with a par amount of $1,000,000,000 to another FHLBank. There were no transfers of debt obligations to other FHLBanks during the three months ended September, 30, 2023 or the three and nine months ended September 30, 2022.

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2023	06/30/2023	03/31/2023	12/31/2022	09/30/2022
Statement of Condition (as of period end):
Total assets	$73,136,292	$72,859,560	$74,838,195	$71,992,842	$63,500,273
Investments[1]	19,967,164	20,184,671	19,831,466	19,261,151	19,720,136
Advances	44,322,221	43,957,361	46,456,748	44,262,750	35,318,980
Mortgage loans, net	8,207,138	8,064,228	7,925,256	7,905,135	7,998,911
Total liabilities	69,244,674	68,963,074	70,972,748	68,316,298	60,204,762
Deposits	751,952	539,157	955,321	711,061	667,970
Consolidated obligations, net[2]	67,991,607	67,944,534	69,487,247	67,281,244	59,236,614
Total capital	3,891,618	3,896,486	3,865,447	3,676,544	3,295,511
Capital stock	2,649,451	2,644,249	2,662,089	2,507,709	2,120,273
Retained earnings	1,371,586	1,336,066	1,285,741	1,253,105	1,227,616
Statement of Income (for the quarterly period ended):
Net interest income	114,908	121,667	104,403	99,895	94,795
Other income (loss)	10,927	19,025	11,613	4,393	(1,174)
Other expenses	23,649	21,946	22,145	22,102	19,149
Income before assessments	102,219	118,000	94,273	81,176	74,357
Affordable Housing Program (AHP) assessments	10,222	11,800	9,428	8,117	7,436
Net income	91,997	106,200	84,845	73,059	66,921
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	56,477	55,875	52,209	47,570	36,408
Weighted average dividend rate[3]	8.62%	8.31%	8.12%	7.79%	6.94%
Dividend payout ratio[4]	61.39%	52.61%	61.53%	65.11%	54.40%
Return on average equity	9.39%	10.81%	8.96%	8.04%	8.07%
Return on average assets	0.49%	0.55%	0.46%	0.41%	0.42%
Average equity to average assets	5.18%	5.10%	5.09%	5.06%	5.21%
Net interest margin[5]	0.61%	0.63%	0.56%	0.56%	0.60%
Total capital ratio[6]	5.32%	5.35%	5.17%	5.11%	5.19%
Regulatory capital ratio[7]	5.50%	5.46%	5.28%	5.22%	5.27%

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

In March and April 2023, members increased their on-balance sheet liquidity due to market turmoil caused by the financial difficulties and failures of multiple U.S. banks. The concern over stress in the banking sector kept the demand for liquidity elevated. The purpose and mission of the FHLBank System is to serve as a reliable source of liquidity for members, the demand for which can expand in times of uncertainty and market stress. As the stress caused by this specific event has eased, demand for advances as additional on-balance sheet liquidity has declined, along with the related funding. However, member banks have maintained elevated levels of advances due in part to deposit loss and the risk that the conditions that lead to the stress in March could return, as interest rates and inflation remain high.

Third Quarter 2023 Financial Highlights:
•Net interest income/margin: Net interest income increased $20.1 million to $114.9 million for the quarter ended September 30, 2023 compared to $94.8 million for the quarter ended September 30, 2022. The increase in net interest income resulted from increased average balances on advances and investments at higher interest rates, combined with the impact of higher interest rates on fair value hedges and a continued decline in premium amortization on mortgage-related assets. Net interest margin increased one basis point for the current quarter, from 0.60 percent for the quarter ended September 30, 2022 to 0.61 percent for the quarter ended September 30, 2023.
•Total assets: Total assets increased from $72.0 billion as of December 31, 2022 to $73.1 billion as of September 30, 2023, driven by the $0.7 billion increase in short- and long-term investments between periods and a $0.3 billion increase in the mortgage loan portfolio. The average balance of interest-earning assets increased $11.9 billion between the quarter ended September 30, 2023 and the same period in the prior year, driven by a $10.3 billion increase in the average balance of advances.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of September 30, 2023 and December 31, 2022, our Primary Mission Asset ratio was 81 percent and 80 percent, respectively.
•Advances: Advances remained relatively flat between periods, at $44.3 billion for both December 31, 2022 and September 30, 2023, representing 60.6 percent of total assets as of September 30, 2023, compared to 61.5 percent as of December 31, 2022. The average balance of advances increased $10.3 billion, or 29.0 percent, for the three months ended September 30, 2023 when compared to the prior year period. The increase in the average balance of advances between periods was largely attributed to the funding needs of depository members as loan growth outpaced deposit growth through 2022 and into 2023. We continue to execute our liquidity mission by serving as a reliable source of liquidity and funding for members.
•Mortgage loans: Mortgage loans increased $0.3 billion from $7.9 billion at December 31, 2022 to $8.2 billion as of September 30, 2023, representing 11.2 percent of total assets as of September 30, 2023, compared to 11.0 percent as of December 31, 2022. The average balance of mortgage loans increased $0.1 billion, or 1.6 percent, for the three months ended September 30, 2023 when compared to the prior year period. Interest income continues to be positively impacted by lower premium amortization and originations at interest rates higher than that of the existing portfolio.
•Performance ratios: Return on average equity (ROE) increased to 9.39 percent for the quarter ended September 30, 2023 compared to 8.07 percent for the prior year quarter due to the increase in net income for the current quarter, partially offset by the increase in average capital.
•Dividends: The Class A Common Stock dividend rate of 4.5 percent per annum and the Class B Common Stock dividend rate of 9.25 percent per annum combined for a weighted average dividend rate for the quarter ended September 30, 2023 of 8.62 percent, which is 329 basis points above the average daily interest rate on reserve balances for the quarter.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2023	09/30/2022	09/30/2023	09/30/2022	09/30/2023	12/31/2022
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	Ending	Ending
	Average	Average	Average	Average	Rate	Rate
Secured Overnight Financing Rate[1]	5.24%	2.15%	4.90%	0.99%	5.31%	4.30%
Federal funds effective rate[1]	5.26	2.20	4.93	1.03	5.33	4.33
Federal Reserve interest rate on reserve balances[1]	5.33	2.26	4.99	1.11	5.40	4.40
3-month U.S. Treasury bill[1]	5.43	2.67	5.10	1.35	5.45	4.37
2-year U.S. Treasury note[1]	4.93	3.38	4.53	2.51	5.04	4.43
5-year U.S. Treasury note[1]	4.31	3.23	3.94	2.67	4.61	4.00
10-year U.S. Treasury note[1]	4.14	3.10	3.80	2.66	4.57	3.88
30-year residential mortgage note rate[1,2]	7.18	5.81	6.76	5.08	7.53	6.58

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The deposit outflows and financial difficulties experienced by multiple U.S. banks at the end of the first quarter of 2023 created stress for the banking industry and the financial markets and kept demand for liquidity elevated into the third quarter, as some of the deposit loss members experienced during the first half of 2023 has persisted. On March 12, 2023, the Federal Reserve announced a plan to make available additional funding to eligible depository institutions to help assure that they have the ability to meet the needs of all their depositors, through eased access to the discount window and the creation of a new Bank Term Funding Program (BTFP). The BTFP offers eligible banks an additional source of liquidity collateralized with high-quality securities at par to eliminate the need to sell securities to meet the needs of depositors. The BTFP is currently scheduled to end on March 11, 2024. While the BTFP is a temporary measure and is intended to be utilized in conjunction with other liquidity sources to ensure banks have the ability meet liquidity needs resulting from the loss of deposits, it could replace advance demand for on-balance sheet liquidity for some members. Members also have access to other wholesale funding sources, such as brokered deposits or Fed funds, which may impact the demand for advances. Alternative funding sources had a minimal impact on advances during the quarter ended September 30, 2023. We continue to monitor these and related developments and assess any effect on our business, results of operations, and financial condition.

Treasury yields continued to increase across the curve, with the 10-year Treasury reaching its highest yield since 2007. While yields on U.S. Treasury obligations have increased, they remained inverted at the end of the third quarter of 2023, as the two-year Treasury note remained above the ten-year Treasury note, but the curve has become less inverted than in prior periods. The Federal Open Market Committee (FOMC) announced rate hikes of 25 basis points at the February, March, May, and July meetings while holding rates steady at the September and November meetings. The FOMC’s November statement indicated continued strength in economic indicators, despite continued elevated inflation and tighter financial and credit conditions for households and businesses. The FOMC remains attentive to inflation risks and remains committed to returning inflation to the two percent objective. Mortgage rates remained elevated compared to market conditions one year ago, resulting in declines in new mortgage origination activity and lower mortgage prepayments, which has reduced related premium amortization and increased yields on mortgage-related assets compared to the third quarter of 2022.

We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. The cost of issuing short-term debt has increased since the same period in the prior year, but the high demand for short-term Agency debt has kept this spread relatively narrow. Congress passed legislation for a short-term funding bill to fund the U.S. government through November 17, 2023; however, the U.S. continues to face a possible government shutdown. Historically, this event has not had a significant impact on our ability to issue debt. Volatility in the capital markets can also impact the demand for and cost of debt issued by the FHLBanks. Recent efforts of the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook, including concerns about a possible recession. Robust consumer spending and low levels of unemployment are expected to keep inflation elevated throughout 2023 despite FOMC intervention, which could impact economic growth and member demand for advances. If the level of inflation and inflation expectations continue to trend higher, it could result in higher interest rates, especially short- and intermediate-term interest rates, although the heightened risk of recession could temper rate increases in 2024. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022, and the remaining LIBOR tenors ceased immediately after June 30, 2023. Any remaining variable rate investments, derivative assets, derivative liabilities, and related collateral that were indexed to LIBOR followed the contractual or statutory fallback provisions in subsequent rate resets. In accordance with the recommendations of our regulator and the Alternative Reference Rates Committee (AARC) and industry developments, we have selected SOFR as our preferred primary replacement rate for LIBOR-indexed financial instruments. For additional information on LIBOR transition, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2023.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2023 vs. 09/30/2022		09/30/2023 vs. 09/30/2022
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$596,238	152.1%	$2,074,953	292.9%
Total interest expense	576,125	193.9	1,997,071	448.5
Net interest income	20,113	21.2	77,882	29.6
Provision (reversal) for credit losses on mortgage loans	(148)	(128.7)	611	203.7
Net interest income after mortgage loan loss provision	20,261	21.4	77,271	29.3
Net gains (losses) on trading securities	32,465	107.3	119,675	105.8
Net gains (losses) on derivatives	(20,966)	(80.0)	(60,574)	(70.8)
Other non-interest income	602	20.9	799	8.7
Total other income (loss)	12,101	1,030.7	59,900	326.7
Operating expenses	4,025	27.1	7,602	16.5
Other non-interest expenses	475	11.1	1,386	10.9
Total other expenses	4,500	23.5	8,988	15.3
AHP assessments	2,786	37.5	12,818	68.8
NET INCOME	$25,076	37.5%	$115,365	68.8%

Net income increased $25.1 million, or 37.5 percent, to $92.0 million for the three months ended September 30, 2023 compared to $66.9 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, net income increased $115.4 million, or 68.8 percent, to $283.0 million compared to $167.7 million for the same period in the prior year. The increase in net income is substantially attributed to increases in net interest income and to a lesser extent fluctuations in fair value of derivatives and trading securities, partially offset by increases in operating expenses driven by compensation and benefits and an increased allocation of funds available to members for affordable housing. For detailed discussion relating to these fluctuations, see “Net Interest Income and Net Interest Margin,” “Net Gains (Losses) on Derivatives,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $20.1 million for the quarter, or 21.2 percent, from $94.8 million for the three months ended September 30, 2022 to $114.9 million for the three months ended September 30, 2023. Net interest income increased $77.9 million, or 29.6 percent, for the current year-to-date period, from $263.1 million for the nine months ended September 30, 2022 to $341.0 million for the nine months ended September 30, 2023. The increase for both the three- and nine-month periods was due to increased average balances on advances and investments at higher interest rates, combined with the impact of higher interest rates and spreads on fair value hedges. Additionally, prepayments continued to slow on mortgage-related assets, which also increased interest income due to less premium amortization between periods. Slower prepayments generally extend the weighted average life of lower-rate mortgages, which can contribute to interest rate spread compression.

Net interest margin increased one basis point for the current quarter, from 0.60 percent for the quarter ended September 30, 2022 to 0.61 percent for the quarter ended September 30, 2023 (see Table 8). Net interest margin declined one basis point, from 0.61 percent to 0.60 percent for the nine months ended September 30, 2023 compared to the prior year period (see Table 10). Net interest margin held relatively steady for the current quarter and year-to-date period, despite the decreases in net interest spread between the yield on interest-earning assets and the cost of interest-bearing liabilities for both the quarter and year-to-date periods. This compression of net interest spread for both the three- and nine-month periods was due to changes in balance sheet composition, notably an increase in advances as a percentage of total assets from September 30, 2022 to September 30, 2023, and the increase in the cost of rate-sensitive liabilities, primarily as it relates to the mortgage loan portfolio, over the same period. Advances are typically one of our lowest spread assets, so net interest spread declines as short-term advance balances comprise a larger percentage of total assets. The mortgage loan portfolio is fixed rate and funded with a combination of callable debt, fixed rate debt, and short-term debt, and the increase in funding costs, especially short-term debt, reduced the net interest spread on the mortgage loan portfolio. The increase in funding costs was due to upward repricing of variable rate debt, including fixed rate debt swapped to a variable rate, and the issuance of fixed rate debt at higher market interest rates. For further discussion of advances, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” Overnight investments also provided a positive contribution, as the yield increased more than the cost of the associated short-term debt.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For the current quarter, net interest income increased $40.5 million due to net interest settlements received on fair value hedges compared to net interest paid for the same period in the prior year due to increases in interest rates between periods. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 09/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,751	$4,115	$—	$(2,758)	$(5,444)	$(1,336)
Net amortization/accretion of hedging activities	890	—	333	—	96	1,319
Net interest received (paid)	78,437	50,579	—	(6,197)	(87,413)	35,406
Price alignment amount	(5,819)	(5,332)	—	142	195	(10,814)
TOTAL	$76,259	$49,362	$333	$(8,813)	$(92,566)	$24,575

Table 5

	Three Months Ended 09/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,481	$6,606	$—	$2,174	$3,821	$14,082
Net amortization/accretion of hedging activities	(560)	—	243	—	—	(317)
Net interest received (paid)	10,478	5,877	—	(2,429)	(19,899)	(5,973)
Price alignment amount	(1,359)	(1,243)	—	121	22	(2,459)
TOTAL	$10,040	$11,240	$243	$(134)	$(16,056)	$5,333

Table 6

	Nine Months Ended 09/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,735)	$23,000	$—	$353	$(4,082)	$17,536
Net amortization/accretion of hedging activities	1,309	—	793	—	193	2,295
Net interest received (paid)	191,163	133,552	—	(30,435)	(231,897)	62,383
Price alignment amount	(13,059)	(12,625)	—	611	278	(24,795)
TOTAL	$177,678	$143,927	$793	$(29,471)	$(235,508)	$57,419

Table 7

	Nine Months Ended 09/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$3,687	$12,193	$—	$3,630	$5,511	$25,021
Net amortization/accretion of hedging activities	(1,679)	—	553	—	—	(1,126)
Net interest received (paid)	(12,757)	(31,613)	—	4,214	7,811	(32,345)
Price alignment amount	(1,754)	(1,580)	—	131	27	(3,176)
TOTAL	$(12,503)	$(21,000)	$553	$7,975	$13,349	$(11,626)

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	09/30/2023			09/30/2022
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,803,908	$37,569	5.32%	$1,383,035	$7,538	2.16%
Securities purchased under agreements to resell	2,078,370	27,969	5.34	2,666,315	14,870	2.21
Federal funds sold	3,697,174	49,772	5.34	3,939,293	22,017	2.22
Investment securities[1,2]	12,132,738	170,862	5.59	11,307,414	78,130	2.74
Advances[1,2]	45,862,896	634,899	5.49	35,552,050	211,173	2.36
Mortgage loans[3,4]	8,150,358	66,871	3.26	8,021,512	58,045	2.87
Other interest-earning assets	43,152	286	2.63	41,522	217	2.07
Total earning assets	74,768,596	988,228	5.24	62,911,141	391,990	2.47
Other non-interest-earning assets	182,623			221,691
Total assets	$74,951,219			$63,132,832

Interest-bearing liabilities:
Deposits	$685,182	$8,720	5.05%	$694,256	$3,353	1.92%
Consolidated obligations[1]:
Discount Notes	21,345,764	284,947	5.30	23,390,351	117,644	2.00
Bonds	47,908,824	579,352	4.80	34,967,317	175,920	2.00
Other borrowings	43,469	301	2.74	43,539	278	2.52
Total interest-bearing liabilities	69,983,239	873,320	4.95	59,095,463	297,195	1.99
Capital and other non-interest-bearing funds	4,967,980			4,037,369
Total funding	$74,951,219			$63,132,832

Net interest income and net interest spread[5]		$114,908	0.29%		$94,795	0.48%

Net interest margin[6]			0.61%			0.60%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $1.7 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively.
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

Table 9

	Three Months Ended
	09/30/2023 vs. 09/30/2022
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$12,411	$17,620	$30,031
Securities purchased under agreements to resell	(3,904)	17,003	13,099
Federal funds sold	(1,434)	29,189	27,755
Investment securities	6,092	86,640	92,732
Advances	75,828	347,898	423,726
Mortgage loans	945	7,881	8,826
Other assets	9	60	69
Total interest-earning assets	89,947	506,291	596,238
Interest Expense[3]:
Deposits	(44)	5,411	5,367
Consolidated obligations:
Discount notes	(11,137)	178,440	167,303
Bonds	84,178	319,254	403,432
Other borrowings	—	23	23
Total interest-bearing liabilities	72,997	503,128	576,125
Change in net interest income	$16,950	$3,163	$20,113

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Nine Months Ended
	09/30/2023			09/30/2022
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,814,811	$104,953	4.99%	$1,264,653	$10,281	1.10%
Securities purchased under agreements to resell	2,441,429	90,607	4.96	2,285,952	20,657	1.20
Federal funds sold	4,022,454	150,058	4.99	3,165,381	29,171	1.20
Investment securities[1,2]	11,602,457	460,697	5.31	11,169,015	151,608	1.80
Advances[1,2]	46,699,337	1,785,223	5.11	31,355,909	326,928	1.40
Mortgage loans[3,4]	8,013,970	190,515	3.18	8,045,095	168,982	2.80
Other interest-earning assets	55,018	1,237	3.01	51,568	709	1.80
Total earning assets	75,649,476	2,783,290	4.92	57,337,573	708,336	1.70
Other non-interest-earning assets	254,818			218,225
Total assets	$75,904,294			$57,555,798

Interest-bearing liabilities:
Deposits	$669,108	23,469	4.69	$819,807	4,476	0.70
Consolidated obligations[1]:
Discount Notes	22,936,918	836,651	4.88	15,963,013	147,678	1.20
Bonds	47,284,287	1,581,173	4.47	36,972,549	292,252	1.10
Other borrowings	47,217	1,019	2.88	47,819	834	2.30
Total interest-bearing liabilities	70,937,530	2,442,312	4.60	53,803,188	445,240	1.09
Capital and other non-interest-bearing funds	4,966,764			3,752,610
Total funding	$75,904,294			$57,555,798

Net interest income and net interest spread[5]		$340,978	0.32%		$263,096	0.61%

Net interest margin[6]			0.60%			0.61%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $4.9 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively.
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

Table 11

	Nine Months Ended
	09/30/2023 vs. 09/30/2022
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$24,115	$70,557	$94,672
Securities purchased under agreements to resell	1,499	68,451	69,950
Federal funds sold	9,862	111,025	120,887
Investment securities	6,108	302,981	309,089
Advances	226,120	1,232,175	1,458,295
Mortgage loans	(656)	22,189	21,533
Other assets	50	478	528
Total earning assets	267,098	1,807,856	2,074,954
Interest Expense[3]:
Deposits	(968)	19,961	18,993
Consolidated obligations:
Discount notes	89,060	599,913	688,973
Bonds	102,436	1,186,485	1,288,921
Other borrowings	(10)	195	185
Total interest-bearing liabilities	190,518	1,806,554	1,997,072
Change in net interest income	$76,580	$1,302	$77,882

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 09/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,414	$(4,855)	$—	$(95)	$241	$(2,295)
Mortgage delivery commitments	—	—	(650)	—	—	(650)
Economic hedges – net interest received (paid)	1,148	8,291	—	(785)	(261)	8,393
Price alignment amount	(88)	(140)	—	5	7	(216)
Net gains (losses) on derivatives	3,474	3,296	(650)	(875)	(13)	5,232
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	2,254	—	—	—	2,254
TOTAL	$3,474	$5,550	$(650)	$(875)	$(13)	$7,486

Table 13

	Three Months Ended 09/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,556	$30,014	$—	$(1,584)	$(922)	$29,064
Mortgage delivery commitments	—	—	(1,629)	—	—	(1,629)
Economic hedges – net interest received (paid)	2	(297)	—	(1,069)	163	(1,201)
Price alignment amount	(3)	(50)	—	16	1	(36)
Net gains (losses) on derivatives	1,555	29,667	(1,629)	(2,637)	(758)	26,198
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(30,195)	—	—	—	(30,195)
TOTAL	$1,555	$(528)	$(1,629)	$(2,637)	$(758)	$(3,997)

Table 14

	Nine Months Ended 09/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$6,539	$(8,975)	$—	$2,713	$637	$914
Mortgage delivery commitments	—	—	(1,254)	—	—	(1,254)
Economic hedges – net interest received (paid)	2,428	25,499	—	(1,227)	(752)	25,948
Price alignment amount	(136)	(489)	—	(6)	24	(607)
Net gains (losses) on derivatives	8,831	16,035	(1,254)	1,480	(91)	25,001
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	6,622	—	—	—	6,622
TOTAL	$8,831	$22,657	$(1,254)	$1,480	$(91)	$31,623

Table 15

	Nine Months Ended 09/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$4,916	$111,594	$—	$(4,665)	$(709)	$111,136
Mortgage delivery commitments	—	—	(8,483)	—	—	(8,483)
Economic hedges – net interest received (paid)	(303)	(17,034)	—	108	184	(17,045)
Price alignment amount	(4)	(48)	—	18	1	(33)
Net gains (losses) on derivatives	4,609	94,512	(8,483)	(4,539)	(524)	85,575
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(112,592)	—	—	—	(112,592)
TOTAL	$4,609	$(18,080)	$(8,483)	$(4,539)	$(524)	$(27,017)

For the three months ended September 30, 2023, net gains and losses on derivatives resulted in an increase in net income of $5.2 million compared to an increase of $26.2 million for the prior year period. For the nine months ended September 30, 2023 and 2022, net gains and losses on derivatives resulted in increases in net income of $25.0 million compared to $85.6 million for the prior year period. The change between periods was attributed to fair value fluctuations resulting from an increase in the level of swap index rates. The increase in swap index rates between September 30, 2022 and September 30, 2023 positively impacted the net interest settlements on economic hedges, as they were in a pay position of $1.2 million and $17.0 million for the prior year quarter and year-to-date period, respectively, and a receive position of $8.4 million and $25.9 million for the current quarter and year-to-date period, respectively.

Tables 16 and 17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	09/30/2023			09/30/2022
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(638)	$593	$(45)	$2,705	$(3,518)	$(813)
GSE debentures	(1,643)	885	(758)	6,798	(7,243)	(445)
GSE MBS	(2,481)	776	(1,705)	19,731	(19,434)	297
TOTAL	$(4,762)	$2,254	$(2,508)	$29,234	$(30,195)	$(961)

Table 17

	Nine Months Ended
	09/30/2023			09/30/2022
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(4,384)	$3,767	$(617)	$20,436	$(21,883)	$(1,447)
GSE debentures	(3,874)	2,053	(1,821)	25,173	(26,674)	(1,501)
GSE MBS	(749)	802	53	64,120	(64,035)	85
TOTAL	$(9,007)	$6,622	$(2,385)	$109,729	$(112,592)	$(2,863)

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

Table 18

	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(39)	$(171)	$(23)	$(365)
Short-term securities	—	117	—	(119)
Total trading securities not hedged	(39)	(54)	(23)	(484)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	594	(3,518)	3,767	(21,883)
GSE debentures	885	(7,243)	2,053	(26,674)
GSE MBS	776	(19,434)	802	(64,035)
Total trading securities hedged on an economic basis with derivatives	2,255	(30,195)	6,622	(112,592)
TOTAL	$2,216	$(30,249)	$6,599	$(113,076)

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

Other Expenses: Other expenses, which includes compensation and benefits and other operating expenses, increased $4.5 million and $9.0 million compared to the prior year periods for the three and nine months ended September 30, 2023, respectively. The change between periods was attributed to an increase in compensation and benefits and other operating expenses. Compensation and benefits expense increased due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment. Other operating expenses have increased due to a multi-year software implementation. For 2023, we have also committed $3.0 million to a voluntary grant program for Native American Tribes and Tribally Designated Housing Entities and announced an anticipated voluntary 50 percent increase to our annual contribution to affordable housing and community development initiatives throughout Colorado, Kansas, Nebraska, and Oklahoma in upcoming years.

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

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (net interest settlements and interest paid or received on variation margin, which represent actual cash inflows or outflows and do not create fair value volatility, are not excluded); (3) non-routine items, such as prepayment and yield maintenance fees and gains/losses on sales of securities; and (4) unpredictable items, such as gains/losses on retirement of debt and gains/losses on mortgage loans held for sale. The results are referred to as “adjusted income” and “adjusted net interest income,” which are non-GAAP measures of income. Adjusted income is used to compute an adjusted ROE.

Table 19 presents a reconciliation of GAAP net income to adjusted income (a non-GAAP measure) (in thousands):

Table 19

	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Net income, as reported under GAAP	$91,997	$66,921	$283,042	$167,677
AHP assessments	10,222	7,436	31,450	18,632
Income before AHP assessments	102,219	74,357	314,492	186,309
Derivative (gains) losses[1]	4,281	(41,518)	(17,196)	(127,675)
Trading (gains) losses	(2,216)	30,249	(6,599)	113,076
Prepayment/yield maintenance fees[2]	(6)	(942)	(43)	(7,091)
Net (gains) losses on sale of held-to-maturity securities	—	89	—	89
Total excluded items	2,059	(12,122)	(23,838)	(21,601)
Adjusted income (a non-GAAP measure)	$104,278	$62,235	$290,654	$164,708

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

Table 20 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (non-GAAP measures) (in thousands):

Table 20

	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Net interest income, as reported under GAAP	$114,908	$94,795	$340,978	$263,096
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	1,336	(14,083)	(17,536)	(25,022)
Net interest received (paid) on derivatives not qualifying for hedge accounting	8,393	(1,201)	25,948	(17,045)
Prepayment/yield maintenance fees[1]	(6)	(942)	(43)	(7,091)
Adjusted net interest income (a non-GAAP measure)	$124,631	$78,569	$349,347	$213,938

Net interest margin, as calculated under GAAP	0.61%	0.60%	0.60%	0.61%
Adjusted net interest margin (a non-GAAP measure)	0.66%	0.50%	0.62%	0.50%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 21 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread (a non-GAAP measure) is calculated as follows (dollar amounts in thousands):

Table 21

	Three Months Ended		Nine Months Ended
	09/30/2023	09/30/2022	09/30/2023	09/30/2022
Average GAAP total capital	$3,884,942	$3,289,015	$3,888,761	$3,093,526
ROE, based upon GAAP net income	9.39%	8.07%	9.73%	7.25%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	10.65%	7.51%	9.99%	7.12%
Average overnight Federal funds effective rate	5.26%	2.20%	4.93%	1.03%
GAAP ROE as a spread to average overnight Federal funds effective rate	4.13%	5.87%	4.80%	6.22%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	5.39%	5.31%	5.06%	6.09%

Financial Condition
Overall: Table 22 presents the percentage concentration of the major components of our Statements of Condition:

Table 22

	Component Concentration
	09/30/2023	12/31/2022
Assets:
Cash and due from banks	0.1%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	10.8	11.3
Investment securities	16.5	15.4
Advances	60.6	61.5
Mortgage loans, net	11.2	11.0
Other assets	0.8	0.7
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.0%	1.0%
Consolidated obligation discount notes, net	24.5	34.4
Consolidated obligation bonds, net	68.5	59.0
Other liabilities	0.7	0.5
Total liabilities	94.7	94.9

Capital:
Capital stock outstanding	3.6	3.5
Retained earnings	1.9	1.7
Accumulated other comprehensive income (loss)	(0.2)	(0.1)
Total capital	5.3	5.1
Total liabilities and capital	100.0%	100.0%

Table 23 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 23

	Increase (Decrease) in Components
	09/30/2023 vs. 12/31/2022
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$688	2.6%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(216,512)	(2.7)
Investment securities	922,525	8.3
Advances	59,471	0.1
Mortgage loans, net	302,003	3.8
Other assets	75,275	14.0
Total assets	$1,143,450	1.6%

Liabilities:
Deposits	$40,891	5.8%
Consolidated obligation discount notes, net	(6,882,671)	(27.8)
Consolidated obligation bonds, net	7,593,034	17.9
Other liabilities	177,122	54.7
Total liabilities	928,376	1.4

Capital:
Capital stock outstanding	141,742	5.7
Retained earnings	118,481	9.5
Accumulated other comprehensive income (loss)	(45,149)	(53.6)
Total capital	215,074	5.8
Total liabilities and capital	$1,143,450	1.6%

Total assets increased between periods, from $72.0 billion at December 31, 2022 to $73.1 billion at September 30, 2023, driven by the increase in long-term investments between those periods. Asset composition remained relatively consistent from December 31, 2022 to September 30, 2023, with a slight increase in long-term investments to 16.5 percent of total assets compared to 15.4 percent as of December 31, 2022. Mortgage loans increased by $302.0 million from December 31, 2022 to September 30, 2023, and increased slightly as a percent of total assets, from 11.0 percent as of December 31, 2022 to 11.2 percent of total assets as of September 30, 2023. Advances declined slightly as a percent of total assets compared to December 31, 2022 as some members experienced deposit growth or shifted their use of wholesale funding from advances to alternative funding sources. Total liabilities increased $928.4 million from December 31, 2022 to September 30, 2023, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 63.2 percent and 36.8 percent of total consolidated obligations, respectively, at December 31, 2022 compared to 73.7 percent and 26.3 percent at September 30, 2023. This composition shift is mostly due to an increase in swapped callable and swapped bullet consolidated obligation bonds and a decrease in discount notes. Total capital increased $215.1 million, or 5.8 percent, from December 31, 2022 to September 30, 2023 due to an increase in excess capital stock and net income in excess of dividends paid.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at September 30, 2023 and December 31, 2022. Advance par value increased by 0.4 percent, from $44.7 billion at December 31, 2022 to $44.8 billion at September 30, 2023 (see Table 24). In March 2023, our members’ demand for advances increased temporarily in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by some depository institutions. This stress has largely subsided; however, members continue to hold elevated levels of advances. Members are also shifting from overnight advances to term advances. We began offering a new putable advance product in April of 2023 to further expand fixed rate advance offerings. Despite the $3.8 billion growth in standard fixed rate advances with maturities longer than 93 days in the past nine months, the composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis.

As of September 30, 2023 and December 31, 2022, 65.0 percent and 64.4 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur during the remainder of 2023 due to the impact of rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, including the BTFP, which may impact the demand for advances on the basis of relative cost.

Rather than match-funding long-term, fixed rate advances, we elect to swap a significant portion of advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 95.2 percent and 92.9 percent of our total advance portfolio as of September 30, 2023 and December 31, 2022, respectively. We anticipate continuing the practice of swapping advances with longer maturities to short-term indices. As part of our LIBOR transition, we began offering adjustable rate advances indexed to SOFR in late 2020 and had $3.0 billion of SOFR-indexed advances outstanding as of September 30, 2023. For additional information on LIBOR transition, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Table 24

	09/30/2023		12/31/2022
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$8,641,938	19.3%	$15,682,310	35.1%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	2,680,750	6.0	2,504,950	5.6
Adjustable rate callable advances	1,479,650	3.3	1,700,299	3.8
Standard housing and community development advances:
Adjustable rate callable advances	22,262	0.1	22,262	0.1
Total adjustable rate term advances	4,182,662	9.4	4,227,511	9.5
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	16,774,571	37.4	12,988,848	29.1
Regular fixed rate advances	12,060,272	26.9	10,290,760	23.1
Fixed rate callable advances	68,402	0.2	64,071	0.1
Fixed rate putable advances	1,979,800	4.4	—	—
Fixed rate convertible advances	155,900	0.4	309,650	0.7
Standard housing and community development advances:
Regular fixed rate advances	315,724	0.7	356,035	0.8
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	31,355,127	70.0	24,009,822	53.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	428,112	1.0	465,181	1.0
Fixed rate callable amortizing advances	18,828	—	19,370	—
Standard housing and community development advances:
Fixed rate amortizing advances	207,601	0.3	238,773	0.6
Fixed rate callable amortizing advances	11,406	—	11,748	—
Total amortizing advances	665,947	1.3	735,072	1.6
TOTAL PAR VALUE	$44,845,674	100.0%	$44,654,715	100.0%

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

Table 25

	09/30/2023		12/31/2022
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$10,530,000	23.5%	$10,740,000	24.1%
BOKF, N.A.	6,175,000	13.8	4,700,000	10.5
Capitol Federal Savings Bank	2,382,828	5.3	2,650,082	5.9
United of Omaha Life Insurance Co.	2,296,958	5.1	1,946,896	4.4
First United Bank & Trust Co.	1,734,387	3.9
Security Life of Denver Insurance Co.			1,650,000	3.7
TOTAL	$23,119,173	51.6%	$21,686,978	48.6%

Table 26 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 26

	Three Months Ended
	09/30/2023		09/30/2022
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$148,537	26.5%	$50,449	25.2%
BOKF, N.A.	95,813	17.1	8,728	4.3
Capitol Federal Savings Bank	23,984	4.3	23,763	11.9
United of Omaha Life Insurance Co.	21,426	3.8
Security Life of Denver Insurance Co.	20,636	3.8	8,017	4.0
Pacific Life Insurance Co.			11,568	5.8
TOTAL	$310,396	55.5%	$102,525	51.2%

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

Table 27

	Nine Months Ended
	09/30/2023		09/30/2022
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$447,233	27.8%	$75,080	22.4%
BOKF, N.A.	215,003	13.4
Capitol Federal Savings Bank	86,294	5.4	39,446	11.8
United of Omaha Life Insurance Co.	57,646	3.6	12,650	3.7
Security Life of Denver Insurance Co.	57,114	3.5	13,126	3.9
Pacific Life Insurance Co.			16,433	4.9
TOTAL	$863,290	53.7%	$156,735	46.7%

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

The mortgage loan portfolio increased $0.3 billion between periods, from $7.9 billion at December 31, 2022 to $8.2 billion at September 30, 2023. Mortgage rates continued to trend upward in response to market conditions, which has reduced origination volume and refinancing incentive for borrowers and slowed prepayments in recent periods, although purchase volume has exceeded principal repayments during 2023. Net mortgage loans as a percentage of total assets increased, from 11.0 percent as of December 31, 2022 to 11.2 percent as of September 30, 2023. Mortgage loans are generally one of the highest net spread assets on our balance sheet so shifts in the balance sheet concentration of mortgage loans will impact net interest income. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2023 was $0.9 billion.

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

Table 28

	09/30/2023		12/31/2022
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Fidelity Bank	$362,137	4.4%	$325,530	4.2%
Farmers Bank & Trust	326,362	4.0
Tulsa Teachers Credit Union	307,182	3.8	326,491	4.2
West Gate Bank	259,188	3.2	227,649	2.9
Community National Bank & Trust	227,269	2.8	233,975	3.0
Mid-America Bank			176,792	2.3
TOTAL	$1,482,138	18.2%	$1,290,437	16.6%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2023 was 750 and 74.4 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $0.2 million from December 31, 2022 to September 30, 2023. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 0.9 percent of the amortized cost of total conventional loans at September 30, 2023 and 1.0 percent at December 31, 2022. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $0.7 billion from December 31, 2022 to September 30, 2023 primarily due to an increase in MBS, partially offset by a decline in U.S. Treasury obligations.

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

Table 29

	09/30/2023	12/31/2022
Interest-bearing deposits	$1,698,118	$2,039,333
Federal funds sold	4,400,000	3,750,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,098,118	$5,789,333

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2023, all unsecured investments were rated as investment grade based on NRSROs (see Table 32).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2023 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight
Domestic	$2,048,118
U.S. Branches and agency offices of foreign commercial banks:
Australia	1,075,000
Canada	1,075,000
Germany	700,000
United Kingdom	700,000
Netherlands	500,000
Total U.S. Branches and agency offices of foreign commercial banks	4,050,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,098,118

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Generally, fixed rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also help satisfy regulatory liquidity requirements. We also purchase fixed rate securities for duration and interest rate risk management. A significant portion of our variable rate investment securities were indexed to LIBOR for the first half of 2023; however, LIBOR ceased publication on June 30, 2023. As such, all LIBOR-indexed investments converted to reference SOFR, either to start or fall back, beginning July 3, 2023 or at the beginning of the next reset period. For additional information on LIBOR transition, see “Risk Management – Interest Rate Risk Management” under this Item 2.

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of September 30, 2023, the aggregate value of our MBS portfolio represented 231 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in 2023. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, and discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps associated with swapped securities, and for asset/liability management purposes. Liquidity or other asset/liability management strategies may require periodic sale of these securities but they are not actively traded; most often, they are held until maturity or call date. Securities acquired as asset/liability management tools to manage duration risk, which may be sold when the duration exposure is within risk tolerances, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and the original premiums/discounts on these investments are not amortized.

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of September 30, 2023 are summarized by security type in Table 31 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2022. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 31

	09/30/2023					12/31/2022
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
U.S. Treasury obligations	$—	$—	$—	$—	$—	$396,233
GSE debentures	268,178	17,331	—	—	285,509	388,955
GSE MBS	13,960	588,016	6,823	4,715	613,514	636,265
Total trading securities	282,138	605,347	6,823	4,715	899,023	1,421,453
Available-for-sale securities:
U.S. Treasury obligations	249,522	2,640,865	—	—	2,890,387	3,315,356
U.S. obligation MBS	—	—	—	111,346	111,346	40,039
GSE MBS	40,871	1,595,338	3,844,553	2,385,849	7,866,611	5,999,021
Total available-for-sale securities	290,393	4,236,203	3,844,553	2,497,195	10,868,344	9,354,416
Held-to-maturity securities:
State or local housing agency obligations	—	—	39,515	—	39,515	70,505
GSE MBS	—	46,491	1,998	188,453	236,942	274,925
Total held-to-maturity securities	—	46,491	41,513	188,453	276,457	345,430

Total securities	572,531	4,888,041	3,892,889	2,690,363	12,043,824	11,121,299

Interest-bearing deposits	1,698,340	—	—	—	1,698,340	2,039,852

Federal funds sold	4,400,000	—	—	—	4,400,000	3,750,000

Securities purchased under agreements to resell	1,825,000	—	—	—	1,825,000	2,350,000
TOTAL INVESTMENTS	$8,495,871	$4,888,041	$3,892,889	$2,690,363	$19,967,164	$19,261,151

Weighted average yields[1]:
Available-for-sale securities	2.41%	2.64%	3.56%	4.45%
Held-to-maturity securities	—%	2.74%	2.51%	1.70%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 32 and 33 present the carrying value of our investments by rating as of September 30, 2023 and December 31, 2022 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 32

	09/30/2023
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$222	$1,698,118	$—	$1,698,340

Federal funds sold[2]	—	—	4,400,000	—	4,400,000

Securities purchased under agreements to resell[3]	—	—	—	1,825,000	1,825,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	2,890,387	—	—	2,890,387
GSE debentures	—	285,509	—	—	285,509
State or local housing agency obligations	39,515	—	—	—	39,515
Total non-mortgage-backed securities	39,515	3,175,896	—	—	3,215,411
Mortgage-backed securities:
U.S. obligation MBS	—	111,346	—	—	111,346
GSE MBS	—	8,717,067	—	—	8,717,067
Total mortgage-backed securities	—	8,828,413	—	—	8,828,413

TOTAL INVESTMENTS	$39,515	$12,004,531	$6,098,118	$1,825,000	$19,967,164

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $44.5 million at September 30, 2023.
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

Table 34 details interest rate payment terms for the carrying value of our investment securities as of September 30, 2023 and December 31, 2022 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 40 and 41 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 34

	09/30/2023	12/31/2022
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$285,509	$785,188
Non-mortgage-backed securities	285,509	785,188
Mortgage-backed securities:
Fixed rate	601,976	622,984
Variable rate	11,538	13,281
Mortgage-backed securities	613,514	636,265
Total trading securities	899,023	1,421,453
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,890,387	3,315,356
Non-mortgage-backed securities	2,890,387	3,315,356
Mortgage-backed securities:
Fixed rate	3,467,561	3,193,215
Variable rate	4,510,396	2,845,845
Mortgage-backed securities	7,977,957	6,039,060
Total available-for-sale securities	10,868,344	9,354,416
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	39,515	70,505
Non-mortgage-backed securities	39,515	70,505
Mortgage-backed securities:
Fixed rate	25,849	33,741
Variable rate	211,093	241,184
Mortgage-backed securities	236,942	274,925
Total held-to-maturity securities	276,457	345,430
TOTAL	$12,043,824	$11,121,299

Deposits: Deposits are generally an insignificant source of funding. Total deposits increased $40.9 million from December 31, 2022 to September 30, 2023 primarily due to an increase in overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Further declines in the level of deposits could occur during the remainder of 2023 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 35 presents the carrying value of consolidated obligation bonds and discounts notes as of September 30, 2023 and December 31, 2022 (in thousands).

Table 35

	09/30/2023	12/31/2022
Bonds:
Par value	$50,649,835	$43,106,535
Premiums	13,563	18,950
Discounts	(3,818)	(3,789)
Concession fees	(11,254)	(11,262)
Hedging adjustments	(549,453)	(604,595)
Total bonds	50,098,873	42,505,839
Discount Notes:
Par value	18,052,225	24,997,018
Discounts	(152,109)	(190,034)
Concession fees	(419)	(714)
Hedging adjustments	(6,963)	(30,865)
Total discount notes	17,892,734	24,775,405
TOTAL	$67,991,607	$67,281,244

Total consolidated obligations increased $0.7 billion, or 1.1 percent, from December 31, 2022 to September 30, 2023 aligning with growth in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 63.2 percent and 36.8 percent, respectively, at December 31, 2022 to 73.7 percent and 26.3 percent at September 30, 2023, respectively, mostly due to an increase in swapped callable bonds and swapped bullet bonds and a decrease in discount notes. The decline in discount notes was primarily due to a decline in swapped discount notes that was partially offset by an increase in unswapped discount notes. Management increased issuance of swapped fixed rate debt due to advantageous funding opportunities relative to other SOFR debt. Issuance of swapped callable bonds increased during 2023 due to favorable funding spreads and increased demand from investors driven by market volatility.. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we call the hedged bond. Unswapped callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. All floating rate bonds issued since 2021 have been indexed to SOFR as we transitioned away from LIBOR and maintain an allocation of floating rate bonds funding advances and investments. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to SOFR, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

During the nine months ended September 30, 2023, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $39.9 billion and $316.7 billion, respectively, compared to $31.2 billion and $245.3 billion for the nine months ended September 30, 2022. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. High demand for short-term Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased between periods, from $10.0 billion as of December 31, 2022 to $8.5 billion as of September 30, 2023. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

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

During the nine months ended September 30, 2023, advance disbursements totaled $661.7 billion compared to $451.6 billion for the prior year period which reflects increased member utilization of advances, especially short-term advances. During the nine months ended September 30, 2023, investment purchases (excluding overnight investments) totaled $3.0 billion compared to $5.4 billion for the same period in the prior year. During the nine months ended September 30, 2023, payments on maturing and retired consolidated obligation bonds and discount notes were $31.4 billion and $323.7 billion, respectively, compared to $31.6 billion and $229.2 billion for the prior year period.

Capital: Total capital increased $215.1 million, or 5.8 percent, from December 31, 2022 to September 30, 2023 due to an increase in capital stock (see Table 36) and retained earnings. We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 36 provides a summary of member capital requirements under our current capital plan as of September 30, 2023 and December 31, 2022 (in thousands):

Table 36

Requirement	09/30/2023	12/31/2022
Asset-based (Class A Common Stock only)	$184,329	$179,450
Activity-based (additional Class B Common Stock)[1]	2,141,059	2,125,885
Total Required Stock[2]	2,325,388	2,305,335
Excess Stock (Class A and B Common Stock)	324,316	202,654
Total Regulatory Capital Stock[2]	$2,649,704	$2,507,989

Activity-based Requirements:
Advances[3]	$2,013,503	$2,005,795
Letters of credit	16,756	16,190
AMA assets (mortgage loans)[4]	243,009	233,793
Total Activity-based Requirement	2,273,268	2,255,778
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	52,120	49,557
Total Required Stock[2]	$2,325,388	$2,305,335

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2022 for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of September 30, 2023 and December 31, 2022.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $164.6 million for the nine months ended September 30, 2023 compared to $82.7 million for the same period in the prior year. The weighted average dividend rate was 8.62 percent and 8.35 percent for the three and nine months September 30, 2023, respectively, which represented a dividend payout ratio of 61.4 percent and 58.1 percent, respectively. For the three and nine months ended September 30, 2022, the weighted average dividend rate was 6.94 percent and 5.90 percent, respectively, which represented a dividend payout ratio of 54.4 percent and 49.3 percent, respectively. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in September 2023 were based on income during the three months ended August 31, 2023. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2022 for other factors that contribute to the level of dividends paid.)

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

Table 37

Applicable Rate per Annum	09/30/2023	06/30/2023	03/31/2023	12/31/2022	09/30/2022
Class A Common Stock	4.50%	4.00%	3.75%	3.00%	2.25%
Class B Common Stock	9.25	9.00	8.75	8.50	7.75
Weighted Average[1]	8.62	8.31	8.12	7.79	6.94
Dividend Parity Threshold:
Average effective overnight Federal funds rate	5.26%	4.99%	4.52%	3.65%	2.20%
Spread to index	(2.00)	(2.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	3.26%	2.99%	3.52%	2.65%	1.20%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that our stock dividends on Class A Common Stock and Class B Common Stock will remain at or near current dividend rates for the remainder of 2023. Historically, dividend rates have moved directionally with short-term interest rates. Based on current market expectations of short-term interest rates, we anticipate paying dividend rates in ranges between 4.50 to 4.75 percent for Class A Common Stock and 9.00 to 9.50 percent for Class B Common Stock for the fourth quarter of 2023. Market conditions and movements in short-term interest rates can be unpredictable, and adverse market conditions may result in lower dividend rates in future quarters. If there is a change to the DPT in the future, the capital plan requires that we provide members notice of that change 90 days prior to a dividend payment.

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

Transition from LIBOR to an Alternative Reference Rate – Historically, many of our adjustable rate investments, derivatives, and collateral pledged were indexed to LIBOR with exposure extending past June 30, 2023. We assessed our LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and executed a transition plan for the replacement of LIBOR that included strategies to manage and reduce exposure, operating under the assumption that SOFR will become the dominant replacement in the capital markets. The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors ceased immediately after June 30, 2023. During the first half of 2023, we had LIBOR exposure related to investment securities and derivatives with interest rates indexed to LIBOR. We transitioned all outstanding instruments referencing LIBOR to reference SOFR or these instruments reference SOFR as the fallback index. As such, we have no further variable LIBOR exposure.

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

On November 7, 2023, the FHFA issued its written report presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. FHFA stated that it can implement some of the recommendations from the report through supervision, as well as through rulemaking or other forms of guidance, and some other recommendations can only be fully implemented through Congressional action. The report is focused on four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure and governance. Among other things, the FHFA has indicated that it plans to:

•Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;
•Clarify the FHLBanks’ liquidity role and take steps that FHFA believes will better position the FHLBanks to perform their liquidity function;
•Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the Community Support Requirements, and reviewing the Affordable Housing Program, Community Investment Programs, and Community Investment Cash Advance Programs to encourage greater use in a safe and sound manner. FHFA will also recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks.
•Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the System. The FHFA also plans to require certain members have at least 10 percent of their assets in residential mortgage loans or equivalent mission assets to remain eligible for FHLBank financing.

FHLBank is continuing to evaluate the report and is not able to predict what actions will ultimately result from the FHFA’s recommendations in the report or the ultimate impact on FHLBank in the future. For a further discussion of related risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Table 38 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 38

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2023	3.2	2.2	1.9
06/30/2023	2.3	1.6	2.0
03/31/2023	1.8	1.8	2.4
12/31/2022	1.7	1.7	2.1
09/30/2022	1.6	1.8	2.6

The primary factors contributing to the net changes in duration from June 30, 2023 to September 30, 2023 were: (1) the significant increase in longer-term interest rates and the relative level of mortgage rates during the period along with variable rate collateralized mortgage obligation (CMO) investments and their effective cap levels; (2) the increase in percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund advance activity. The significant increase in interest rates during the period caused the mortgage loan portfolio contribution to duration to lengthen more than the associated liabilities, contributing to the increase in the asset sensitive DOE profile in the base case. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios, including the increasing asset-sensitive DOE in the up 200 basis point scenario. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios. In addition, the significant increase in short-term and long-term interest rates impacts implied forward rates and the valuation of our variable rate CMO investments with lower effective interest rate caps. This results in a longer duration profile on the base and +200 rate shock scenarios.

The increase in interest rates since June 30, 2023 generally lengthened the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program” so the duration profile changed as expected since a general increase in interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, higher interest rates indicate a relative decrease in refinancing incentive for borrowers.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including further interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.4 month and 1.1 months for September 30, 2023 and December 31, 2022, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 39 presents MVE as a percent of TRCS. As of September 30, 2023, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of September 30, 2023 (see Table 36 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of September 30, 2023. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 39

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2023	136	144	150
06/30/2023	143	148	154
03/31/2023	143	148	154
12/31/2022	143	148	154
09/30/2022	147	151	158

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

Table 40

09/30/2023
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$10,741,067	$(4,538)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	155,900	6,259
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,979,800	24,894
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	211,253	1,227
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	90,111	4
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,050,000	(5,957)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,646,230	71,687
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	293,000	(29)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	630,891	31,384
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	1,811
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	48,915	(108)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	3,685,886	(310)
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	4,014,924	2,214
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,988,000	(31,099)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	14,812,000	(310,914)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	50,000	1
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,432,000	(115,295)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	15,000	(23)
TOTAL				$50,148,977	$(328,792)

Table 41

12/31/2022
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$8,219,720	$39,770
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	309,650	9,795
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	176,464	234
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	34,257	1,107
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,243,924	74,972
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,250,000	770
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	798,500	43
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	652,700	32,883
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	1,727
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	33,882	(149)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay floating interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	7,508,162	1,003
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay floating interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	12,564,086	(1,095)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,304,500	(18,280)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	8,053,000	(458,805)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,902,000	(124,715)
Variable rate non-callable consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	100,000	(8)
TOTAL				$49,454,845	$(440,748)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

November 9, 2023	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

November 9, 2023	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
Executive Vice President and Chief Financial Officer