Form 10-K
period 2023-12-31
Federal Home Loan Bank of Topeka
filed 2024-03-11
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2023, the aggregate par value of stock held by current and former members of the registrant was $2,644,512,200, and 26,445,122 total shares were outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
February 29, 2024
Class A Stock, par value $100 per share	3,298,033
Class B Stock, par value $100 per share	20,687,257

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
•Political events, including legislative, regulatory, judicial, or other developments that affect FHLBank; its members, counterparties or investors in the consolidated obligations of the FHLBanks, such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency’s (FHFA) review and analysis of the FHLBank System, including recommendations published in its “FHLBank System at 100: Focusing on the Future” report, changes in the Federal Home Loan Bank Act of 1932, as amended (Bank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;
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
•Membership changes, including changes resulting from member creditworthiness, member failures or mergers, changes due to member eligibility or housing mission focus, or changes in the principal place of business of members;
•Changes in the U.S. government’s long-term debt rating and the long-term credit rating of the senior unsecured debt issues of the FHLBank System;
•Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks and their members, non-member borrowers, and counterparties;
•The ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which FHLBank, along with the other FHLBanks, has joint and several liability;
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

•The ability of FHLBank to keep pace with technological changes and innovation such as artificial intelligence, and the ability to develop and support technology and information systems, including the ability to manage cybersecurity risks and securely access the internet and internet-based systems and services, sufficient to effectively manage the risks of FHLBank’s business; and
•The ability of FHLBank to attract, onboard and retain skilled individuals, including qualified executive officers.

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

PART I

Item 1: Business

General
One of 11 FHLBanks, FHLBank Topeka is a federally chartered corporation organized on October 13, 1932 under the authority of the Bank Act. Our mission is to be a reliable provider of funding, liquidity, and services for our members so that they can meet the housing, business, and economic development needs of the communities they serve. Our primary business is making collateralized loans, known as advances, to member institutions (members) and certain qualifying non-members (housing associates) and acquiring residential mortgage loans from members. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, and cash management. We are a cooperative owned by our members and are generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees, and board of directors. Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from federal, state, and local taxation, except for real property taxes. Management has identified FHLBank Topeka as a single operating segment and allocates resources and assesses financial performance on that basis. We do not have any wholly- or partially-owned subsidiaries and do not have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.

We are supervised and regulated by the FHFA, an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, non-federally insured credit union, insurance company, or depository community development financial institution (CDFI) certified by the U.S. Department of the Treasury’s CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. (See Table 37 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for counts and balances by member type.) Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the FHFA director based on the consumer price index). For 2023, this specified amount was $1.4 billion.

Our members are required to purchase and hold our capital stock as a condition of membership and as a result of certain business activities with us. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements. Our capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own our capital stock as a result of a merger with or acquisition of a member. As a result of the stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting stock and any person who is, or at any time since the beginning of our last fiscal year (January 1) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 63 and 64 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission achievement guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances. As of December 31, 2023, our Primary Mission Asset ratio was 81 percent. We generally intend to maintain the Primary Mission Asset ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

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
▪Regular fixed rate advances are non-amortizing loans, prepayable with a fee, with terms to maturity from 94 days to 360 months;
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
▪Putable advances provide fixed rates that are lower costing than fixed rate advances with the same maturity due to the member selling an option(s) that allows the advance to be put (called away) after a predetermined lockout period. Maturities range from 4 to 120 months with initial lock-out periods typically ranging between 3 and 60 months; and
▪Forward settling advance commitments lock in the rate and term of future funding of regular and amortizing fixed rate advances up to 24 months prior to the settlement of the advance.

Advances are required by FHFA regulation to be priced no lower than the cost to issue debt with matching terms and conditions in the marketplace plus the administrative and operating expenses associated with making such advances.

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

Tables 21 and 22 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2023 and 2022 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2023 and 2022.

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
▪Conventional loans must have a minimum Fair Isaac Corporation (FICO®) score of 620.
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
▪PFI's performance-based credit enhancement fees (CE fees): PFIs are paid a monthly fee for sharing credit risk, ranging from 6 to 14 basis points, depending on the product. Performance-based fees are withheld to reimburse the FHLBank for losses allocated to the FLA.

Investments
We maintain a portfolio of investments for liquidity and asset/liability management purposes and to enhance income. The type of investments we may purchase are limited by regulation. We may hold short-term investments in highly-rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and demand deposits, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). Our long-term investment portfolio primarily includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government). Regulation prohibits the purchase of additional MBS if the aggregate value of MBS owned exceeds 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. As of December 31, 2023, the aggregate value of our MBS portfolio represented 248 percent of our regulatory capital. For details on our investment portfolio, see Note 3 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.” For additional discussion of our investments and their related credit risk, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management.”

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are our primary liabilities and represent our principal source of funding. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them; however, the capital markets have traditionally viewed the FHLBanks’ obligations as “Federal agency” debt. As such, the FHLBanks historically have had reasonably stable access to funding at relatively favorable spreads to U.S. Treasury obligations. Our ability to access the capital markets through the sale of consolidated obligations, across the maturity spectrum and through a variety of debt structures, assists us in managing our balance sheet effectively and efficiently. S&P currently rates the long-term senior unsecured debt issues of the FHLBank System and all FHLBanks (including FHLBank Topeka) at AA+. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all FHLBanks is stable. Moody’s Investor Service (Moody's) has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the FHLBanks and a short-term issuer rating of P-1, with a rating outlook of negative for senior unsecured debt. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though their obligations are not guaranteed by the U.S. government.

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

Table 1 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2023 and 2022 (in millions):

Table 1

	12/31/2023	12/31/2022
Par value of consolidated obligations of FHLBank Topeka	$70,313	$68,104

Par value of consolidated obligations of all FHLBanks	$1,204,316	$1,181,743

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

Table 2 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2023 and 2022 (dollar amounts in thousands):

Table 2

	12/31/2023	12/31/2022
Total non-pledged assets	$74,514,009	$71,641,535
Total carrying value of consolidated obligations	$69,790,738	$67,281,243
Ratio of non-pledged assets to consolidated obligations	1.07	1.06

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

Consolidated Obligation Discount Notes: The Office of Finance also sells consolidated obligation discount notes on behalf of the FHLBanks that generally are used to meet short-term funding needs. These securities have maturities up to one year and are offered daily through certain securities dealers in a discount note selling group. In addition to the daily offerings of discount notes, the FHLBanks auction discount notes with fixed maturity dates ranging from 4 to 26 weeks through competitive auctions held twice a week utilizing the discount note selling group. The amount of discount notes sold through the auctions varies based upon market conditions, investor demand, and/or on the funding needs of the FHLBanks. Discount notes are sold at a discount and mature at par.

Derivatives
FHLBank’s Risk Management Policy (RMP) establishes guidelines for our use of derivatives. Interest rate swaps, interest rate cap and floor agreements, calls, puts, and other derivatives can be used as part of our interest rate risk management and funding strategies. The RMP, along with FHFA regulations, prohibits trading in, or the speculative use of, derivatives and limits credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives to reduce funding costs for consolidated obligations and to manage other risk elements such as interest rate risk and mortgage prepayment risk.

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

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, and other respective guidance, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. The calculation of our minimum (threshold) level of retained earnings incorporates regulatory-based estimates of market risk and credit risk, and includes estimates for risk exposure from operational risk, settlement risk related to unsettled consolidated obligations, and net income volatility. The retained earnings threshold level fluctuates from period to period because it is a function of the size and composition of our balance sheet and the risks contained therein at that point in time. As of December 31, 2023, our retained earnings threshold was $0.7 billion. Retained earnings of $1.4 billion exceeded our retained earnings threshold by $0.7 billion at December 31, 2023.

The retained earnings threshold is calculated quarterly and considered by the board of directors as part of each quarterly dividend declaration. The RMP also provides that meeting the established retained earnings threshold has priority over the payment of dividends, but that the board of directors must balance dividends on capital stock against the period over which the retained earnings threshold is met. During the year ended December 31, 2023, the threshold did not significantly affect the amount of dividends declared and paid.

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

Other Mission-Related Activities
One of our core missions is to provide funding to support and sustain affordable housing and community lending in our district. We administer and fund a number of programs specifically designed to fulfill that mission. These programs provide housing opportunities for thousands of very low-, low- and moderate-income households and strengthen communities primarily in Colorado, Kansas, Nebraska, and Oklahoma.

As we continue to look for opportunities to support our members, we have made a growing commitment to our voluntary programs designed to support and sustain affordable housing and community lending in our district. In 2024, we are providing 2.5 percent of our 2023 net income before our AHP assessment. In 2025 and thereafter, the commitment will increase to 5 percent. The 2024 funds will support the Native American Housing Initiative (NAHI) program, Homeownership Possibilities Expanded (HOPE), and AHP Extra. Each of our programs are detailed below.

Affordable Housing Program: Amounts specified by the AHP requirements described in Item 1 – “Business – Assessments” are reserved for this program. AHP provides cash grants to members in partnership with sponsors (i.e., housing authorities, for-profit and not-for-profit organizations, developers, etc.) to finance the purchase, construction, or rehabilitation of very low-, low-, and moderate-income owner occupied or rental housing. As a competitive program, applications are scored based on commitments made to supports housing needs in our district.

We will provide additional funding beyond our regulatory requirement to support affordable housing projects in our district through AHP Extra. AHP Extra is a voluntary contribution to supplement FHLBank's statutory AHP. AHP Extra provides competitive grants to members in partnership with affordable housing developers, including non-profit and for‐profit organizations, and housing authorities that are engaged in creating or rehabilitating affordable housing. AHP Extra extends the amount of funding available beyond the regulatory contribution to meet the needs of our district.

In addition to the competitive AHP program funds, we provide funding for TurnKey, a suite of products designed to support homeownership in our district in partnership with our members. The programs offered under TurnKey are as follows:
•Homeownership Set-aside Program (HSP): The HSP provides down payment, closing cost, and purchase-related repair assistance to very low-, low-, and moderate-income first-time households in Colorado, Kansas, Nebraska, and Oklahoma;
•Homeownership Set-aside Program Plus (HSP+): HSP+ provides additional subsidy to very low-, low-, and moderate-income first-time households in High-Cost Areas and non-metropolitan Difficult Development Areas in our district; and
•Homeownership Possibilities Expanded (HOPE): Providing access to homeownership to the “missing middle,” we will support households in our district that traditionally do not receive assistance but need subsidy to make homeownership accessible and affordable. HOPE is not limited to first-time homebuyers, and income limitations are expected to serve a wider range of households.

Community Investment Cash Advance (CICA) Program: CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 1.2 percent, 1.4 percent and 3.0 percent of total advances outstanding as of December 31, 2023, 2022, and 2021, respectively. Programs offered during 2023 under the CICA Program, which is not funded through the AHP, include:
•Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the median income for the area and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the median income for the area. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and
•Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, small farms, small agribusiness or for community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a small business concern; (2) financing for businesses or projects located in an urban neighborhood, Census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agribusinesses, or projects located in a rural community, neighborhood, Census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Native American Area or any Federally Declared Disaster Area; (5) projects in urban areas in which at least 51 percent of the employees of the project, or at least 51 percent of the families benefiting from or receiving services from the project, earn at or below 100 percent of the area median; or (6) projects in rural areas in which at least 51 percent of the employees of the project, or at least 51 percent of the families benefiting from or receiving services from the project, earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs.

Native American Housing Initiatives Grants Program (NAHI): The NAHI program is a new, voluntary grant program that provides Native American tribes and tribally designated housing entities with access to grant funds intended to build their communities in support of housing for tribal members in FHLBank’s district. NAHI supports tribal organizations working at the grassroots level, which are in the best position to identify tribal needs. With a successful inaugural round in 2023, we will continue to offer the NAHI program to support the needs of tribal communities in our district.

Competition
Advances: Demand for advances is affected by, among other things, the cost of alternative sources of liquidity available to our members, including deposits from members’ customers and other sources of liquidity that are available to members, including the Federal Reserve Bank’s discount window. Members mostly access alternative funding other than advances through Federal funds purchased, the brokered deposit market, and repurchase agreements with financial counterparties. Large members may have broader access to funding through repurchase agreements with investment banks and commercial banks as well as access to the national and global credit markets. On March 12, 2023, the Federal Reserve announced a plan to make available additional funding to eligible depository institutions to help assure that they have the ability to meet the needs of all their depositors, through eased access to the discount window and the creation of a new Bank Term Funding Program (BTFP). The BTFP offers eligible banks an additional source of liquidity collateralized with high-quality securities at par to eliminate the need to sell securities to meet the needs of depositors. The BTFP is a temporary measure that is set to expire on March 11, 2024 and is intended to be utilized in conjunction with other liquidity sources to ensure banks have the ability meet liquidity needs resulting from the loss of deposits. The availability of alternative funding sources to members can influence member demand for advances, with the cost of the alternative funding relative to advances being the primary consideration when accessing alternative funding. Other considerations include product availability through FHLBank, dividend rates on FHLBank stock, the member’s creditworthiness, ease of execution, level of diversification, and availability of member collateral for other types of borrowings. We believe our advance product offerings are evolving to meet member demand as market conditions in the competitive environment change. All product development initiatives involve an evaluation of the market opportunity relative to the operational requirements of offering the product while maintaining high levels of risk management and regulatory compliance. Certain product initiatives may also require the filing of a New Business Activity Notice with and non-objection by our regulator.

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

Debt Issuance: We compete with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac, and the FHLBanks are generally referred to as the housing GSEs, and the cost of the debt of each can be positively or negatively affected by political, financial, or other news that reflects upon government and government agency debt. If the supply of competing debt products increases without a corresponding increase in demand, our debt costs may increase. We compete for the issuance of debt primarily on the basis of rate, term, structure of the debt, liquidity of the instrument, and perceived risk of the issuer.

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

Workforce Profile: Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2023, we had 253 full-time and 5 part-time employees. As of December 31, 2023, approximately 49 percent of our workforce identifies as female and 50 percent identifies as male. As of December 31, 2023, 86 percent are non-minority and 14 percent are minority. Our workforce is appropriately staffed, and generally includes a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and also promotes loyalty and commitment in our employee base, which strengthens our success. Adding new employees contributes to new ideas, continuous improvement, and our goals of having a diverse and inclusive workforce with a sense of belonging and an equitable workplace. As of December 31, 2023, the average tenure of our employees was 9.8 years. There are no collective bargaining agreements with our employees.

Total Rewards: We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance, increase shareholder value and provide members a reasonable return on their investment in FHLBank. To achieve this objective, we focus on a combination of development programs, benefits and employee wellness programs and strive to recognize and reward performance. Specifically, our programs include:
•Cash compensation – competitive base salary, performance-based incentives and other cash subsidies;
•Benefits – health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, and a 401(k) retirement savings plan with a competitive employer match;
•Wellness program – employee assistance program, interactive education sessions focused on employee total health, and sporting events sponsorships;
•Time away from work – including paid time off for vacation, illness, personal, holiday, and volunteer opportunities;
•Culture and Development – various cultural and inclusion initiatives and leadership development opportunities; internal educational and development opportunities and fee reimbursement for external development programs; employee engagement opportunities to drive our Employer of Choice vision; and educational assistance programs;
•Work/Life balance – flexible work arrangements, including a hybrid work schedule allowing a balance between in-office and remote work, two-thirds paid salary continuation for short-term disability, 100 percent paid parental, military, bereavement, jury duty and court appearances leave;
•Management succession planning – our board of directors and leadership actively engage in management succession planning, with a defined plan for our Executive Team, which is reviewed and adjusted annually, to support a smooth transition of operations in the event of an unplanned or planned absence of executives and to help assure the successor executives are fully qualified to assume responsibility for ongoing operations; and
•Our Performance Management framework includes planned quarterly, documented discussions coordinated between manager and employee. At the start of every quarter, managers and employees work together to set new goals or update existing goals and review the previous quarter’s goals. In addition to encouraging goal alignment with ever-changing business needs, this quarterly framework also is intended to provide a natural opportunity for feedback and development conversations to occur between employee and manager throughout the year.

Diversity, Equity, Inclusion and Belonging: Diversity, Equity, Inclusion and Belonging (DEIB) is a strategic business priority for us and one of our defined corporate Values. Our Office of Minority and Women Inclusion (OMWI) Officer, Chief Human Resources and Inclusion Officer, is a member of our Executive Team, reports to our Chief Executive Officer (CEO), and serves as a liaison to the board of directors. We believe that diversity increases capacity for innovation and creativity; equity helps ensure that we are intentional in recognizing and addressing our employees’ individual needs and in providing opportunities to optimize success; inclusion is how we create an environment where all employees feel like they can be themselves authentically to leverage the unique perspectives of all employees to help ensure optimal decision-making and strengthen our retention efforts; and belonging is the outcome where employees feel like they are integral and necessary to our overall success. We operationalize our commitment through the development and execution of a three-year DEIB strategic plan that includes quantifiable metrics to measure success and we report regularly on our performance to management and the board of directors. We offer a range of opportunities for our employees to connect and grow personally and professionally through our DEIB Program including our Inclusion, Diversity, and Equity Advisory council. We consider learning an important component of our DEIB strategy and regularly offer educational opportunities to our employees and strive to evaluate equitable and inclusive behaviors as part of our recruiting, promotion and succession planning processes. We also incorporate DEIB as a key component of our incentive plan framework to recognize our organizational focus and individual and collective accountability.

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

FHFA’s Review and Analysis of the FHLBank System. Commencing in the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the FHFA issued its written report titled “FHLBank System at 100: Focusing on the Future”, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System.The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The FHFA expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Among other things, the FHFA has indicated that it plans to:
▪Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are: (1) providing stable and reliable liquidity to members; and (2) supporting housing and community development;
▪Clarify the FHLBanks’ liquidity role and take steps that the FHFA believes will better position the FHLBanks to perform their liquidity function, including enhancing FHFA oversight of FHLBank credit risk evaluation of their members and establishing protocols for large depository members to borrow from the Federal Reserve discount window;
▪Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the Community Support Requirements, and reviewing the AHP, Community Investment Programs, and CICA Programs to encourage greater use in a safe and sound manner. FHFA will also recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks; and

▪Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLBank System.

We continue to evaluate the report and are not able to predict what actions will ultimately result from the FHFA’s recommendations in the report, the timing of these actions, the extent of any changes to FHLBank or the FHLBank System, or the ultimate effect on FHLBank or the FHLBank System in the future. We plan to continue to engage with the FHFA and other stakeholders to ensure that the FHLBank System remains well positioned to serve its members and their communities. For a further discussion of related risks, see “Part I. Item 1A – Risk Factors.”

Federal Reserve Bank Term Funding Program. On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve announced the implementation of a BTFP as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. On January 24, 2024, the Federal Reserve announced that the BTFP will cease making new loans as scheduled on March 11, 2024.

Consumer Financial Protection Bureau (CFPB) Final Rule. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. FHLBank is assessing to which extent the obligations will be triggered for FHLBank and what operational changes will be necessary for compliance. While FHLBank is still analyzing the impact of the final rule, it does not believe these changes will have a material effect on its financial condition or results of operations. Under a federal court order in a related litigation, the CFPB has been enjoined from implementing and enforcing the final rule against covered financial institutions nationwide and all deadlines for compliance with the final rule have been stayed.

FHFA Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 26, 2023, the FHFA published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the FHFA’s enforcement authority. We are evaluating the potential impact of the proposed rule on the FHLBank and its operations.

Office of the Comptroller of the Currency, Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations. On September 18, 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation (FDIC) published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity (Covered Banks), generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III. The proposed rulemaking will amend the calculation of risk-based capital requirements in an attempt to better reflect the risks of these banking organizations’ exposures, reduce the complexity of the framework, enhance the consistency of requirements across these banking organizations, and facilitate more effective supervisory and market assessments of capital adequacy. For certain collateralized transactions under existing capital requirements, debt securities issued by a GSE such as the FHLBanks are afforded a lower market price volatility haircut than higher risk non-GSE investment-grade securities. The proposed rules would increase the market price volatility haircuts applicable to the debt securities of the GSEs (including the FHLBanks) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. FHLBank continues to evaluate the potential impact of the proposed rulemaking on its financial condition and results of operation. The proposed change to market price volatility haircuts applicable to debt securities of the FHLBanks may harm liquidity for FHLBank debt securities in the market, impact general demand for FHLBank debt securities, and increase the FHLBanks’ cost of funding due to potential higher interest rates as a result of the foregoing. The proposal was open for public comment through January 16, 2024, and the FHLBank System submitted a comment letter.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in annual reports. The final rule requires disclosure of, among other things: material climate-related risks and their material impacts; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. We will be subject to the applicable requirements of the rule in our annual reports for fiscal years beginning in 2027. We continue to review the final rule and evaluate its impact on FHLBank or FHLBank’s financial condition or results of operations, including the effect on costs and complexities associated with SEC reporting.

Item 1A: Risk Factors

Business Risk - General
Changes in economic conditions, or federal fiscal and monetary policy could impact our business. Our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss). These conditions include, but are not limited to, the following: (1) changes in interest rates; (2) fluctuations in both debt and equity capital markets; (3) conditions in the financial, credit, mortgage, and housing markets; (4) the willingness and ability of financial institutions to expand lending; and (5) the strength of the U.S. economy and the local economies in which we conduct business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations and that of our members may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities for us and our members, which could adversely affect our financial condition, results of operations, and ability to pay dividends. The Federal Open Market Committee (FOMC) has maintained the target Federal funds rate into 2024, citing lower inflation and stable employment statistics. FOMC economic projections indicate that further tightening of monetary policy is unlikely in 2024, but decreases in the policy rate will be dependent on trends in employment levels and inflation and financial and international developments. Adverse trends in regional or national economic activity, prolonged inflation, extended U.S. government shutdown, geopolitical instability or conflicts (including Russia’s ongoing war against Ukraine, the war in Gaza between Israel and Hamas, and tensions or conflicts between China and Taiwan and/or China and the U.S.), trade disruptions, pandemics, and economic or other sanctions could adversely affect overall economic conditions (including on a state or local level). If economic and market conditions deteriorate, it could have an adverse effect on our business, including the demand for our products and services, and the value of the collateral securing advances, investments, and mortgage loans held for portfolio.

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

Following a comprehensive review that began in the fall of 2022, the FHFA issued the “FHLBank System at 100: Focusing on the Future” report on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. Many of the recommendations from the report may be implemented by the FHFA through ongoing supervision, guidance, or rulemaking within its existing statutory authority, while other recommendations may require legislative action for further study. We are not able to predict what actions will ultimately result from the FHFA’s recommendations, the timing of any actions, the extent of any changes to FHLBank or the FHLBank System, or the ultimate effect on FHLBank or the FHLBank System in the future. Potential changes resulting from the FHFA’s recommendations (including changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions, and support for community investment, or operations, structure, and governance) could increase our operational costs and expenses, result in heightened scrutiny of the FHLBanks and their mission and activities, and impact our business, which may affect our financial condition, or results of operations, and/or the value of membership in the FHLBanks. The extent to which the report ultimately results in changes to regulatory requirements or supervisory expectations that impact or limit the use of our advances by members or our ability to lend to members may have a significant negative impact on our financial condition or results of operations.

For more details on this FHFA report, see “Part I. Item 1: Business – Recent Regulatory and Legislative Developments - FHFA’s Review and Analysis of the Federal Home Loan Bank System.”

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

The availability of alternative funding sources to our members may significantly decrease the demand for our advances. Any change we might make in pricing our advances, to compete more effectively with competitive funding sources, may decrease our profitability on advances. A decrease in the demand for our advances or a decrease in our profitability on advances, would negatively affect our financial condition and results of operations.

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

Changes in our credit ratings may adversely affect our business operations. As of February 29, 2024, we are rated Aaa with a negative outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of February 29, 2024, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a negative outlook by Moody’s and AA+ with a stable outlook by S&P. Moody’s negative outlook for the FHLBank’s aligns with Moody’s negative outlook on the ratings of the U.S. government. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit. A negative rating action on the U.S. government would likely result in the same rating action for the FHLBanks.

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

Market Risk
Our profitability may be adversely affected if we are not successful in managing our interest rate risk. Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advance volumes and pricing, mortgage loan volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, the level of short-term interest rates, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The increase in interest rates from 2022 to 2023 resulted in spread compression between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.

Prepayment risk is the risk that the principal amount or a portion thereof outstanding of a mortgage loan or debt security is paid back prior to maturity, which can reduce income if we are unable to reinvest prepaid cash flows at favorable rates. Extension risk is the risk that the expected life of a loan will lengthen, typically observed in rising rate environments, thereby creating fair value and funding risk. The direction of interest rate changes, either actual or perceived, can impact prepayment and extension risk on fixed rate mortgage loans and mortgage-related securities and callable advances. Residential mortgage-related assets typically have no restrictions on prepayment, while commercial mortgage-related assets typically charge a yield maintenance or prepayment fee structured to compensate the security holder for the loss of income resulting from the prepayment and thereby reduce reinvestment risk. Other external factors, such as property values or credit scores, can also impact prepayment and extension risk, as both impact the ability of the borrower to refinance. Although the factors impacting prepayments are observable and we generally expect prepayment and extension behavior in certain environments, the timing and volume of prepayments, particularly in commercial mortgage-related assets, can be difficult to predict.

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

We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyberattacks, of our information systems or those of critical vendors and third parties, such as the Federal Reserve Banks, could disrupt our business or adversely affect our reputation. We rely heavily on information systems and other technology to conduct and manage our business, and we rely on vendors and other third parties to perform certain critical services. If key technology platforms become obsolete, if we fail to keep pace with technological changes or innovation, including artificial intelligence and/or machine learning, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue and results of operations could be materially adversely affected. To the extent that we or one of our critical vendors experience a failure or interruption in any of these systems or other technology, including events caused by cyberattacks, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging, and advance activities. Additionally, such failure or breach could disrupt our systems or data necessary for the operation of our business and/or result in the disclosure or misuse of confidential or proprietary information, or the unavailability of systems or data that are necessary for the operation of our business. While we have implemented business resiliency and legacy software reduction plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Cyberattacks, in particular those on financial institutions or financial market infrastructures, have become more frequent, sophisticated, and difficult to detect or prevent. There may be an increased risk of cyberattacks as a result of geopolitical conflicts. A failure to maintain or keep pace with current technology, systems, and facilities or an operational failure or interruption could significantly harm our customer relations, risk management, and profitability, which could negatively affect our financial condition and results of operations. There were no material failures or breaches to disclose for the period.

For additional information on information system and security threats, see “Risk Management – Operations Risk Management” under Item 7. For additional information on cybersecurity, see “Item 1C – “Cybersecurity.”

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

For additional information on internal controls, see “Risk Management – Operations Risk Management” under Item 7.

We may be unable to attract and retain a highly qualified and diverse workforce, including key management. Our success depends on the talents and efforts of our employees, and particularly our management. We have experienced higher employee turnover and increased competition in hiring and retaining skilled key personnel in 2023, attributed to the disruptions and changes to the U.S. labor market triggered by the COVID-19 pandemic. We may be unable to retain key management or to attract other highly qualified and diverse employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract and retain highly qualified and diverse employees, or failure to develop and implement an adequate succession plan for key members of management, could adversely affect our financial condition and results of operations.

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

Item 1B: Unresolved Staff Comments
Not applicable.
Item 1C: Cybersecurity
FHLBank is subject to cybersecurity incident and threat risk. A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, through information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein. Cybersecurity threats are potential unauthorized occurrences on or conducted through information systems that may result in adverse effects on the confidentiality, integrity, or availability of information systems or any information residing therein. Information systems are any electronic information resources, owned or used by FHLBank, including physical or virtual infrastructure controlled by such information resources, or their components, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of our information to maintain or support our operations. Please refer to Item 1A – “Risk Factors” for a description of cybersecurity incident and threat risk. We have implemented processes for assessing, identifying, and managing material risks from cybersecurity threats or incidents that may directly or indirectly impact our business strategy, results of operations, or financial condition.

Our cybersecurity risk management framework for assessing, identifying, and managing material risks from cybersecurity threats is designed to protect the confidentiality, integrity, and availability of the information technology assets and data under our control.

Cybersecurity risk management is part of our Enterprise Risk Management (ERM) Program, which includes specific controls and processes for mitigation, monitoring and reporting associated with those risks. Those controls and processes include the Enterprise Security Policy, the Security Incident Response Plan, and the Business Resiliency Management Policy. The Risk Oversight committee of the board of directors oversees and annually reviews and recommends for approval and the full board of directors annually reviews and approves our Enterprise Security Policy, Security Incident Response Plan, and Business Resiliency Management Policy.

The Enterprise Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of FHLBank physical and information assets in accordance with the GLB Act and the interagency guidelines issued thereunder, and applicable laws.

The Security Incident Response Plan determines how cybersecurity threats and incidents are identified, classified, and escalated, including for the purposes of reporting, and providing relevant information to the Risk Oversight committee and the full board of directors. The Security Incident Response Plan also requires assessment of materiality of the threat or incident for the purposes of public disclosure.

The Business Resiliency Management Policy is designed to ensure our critical business functions remain available during business disruptions and to minimize the impact of such disruptions, including the unavailability of information technology assets due to unintentional events like fire, power loss, and other technical incidents such as hardware failures. The Business Resiliency Management Policy includes, among other items, business impact analysis for developing effective plans and a disaster recovery plan to respond, recover, resume, and restore technology assets critical for FHLBank to operate.

We regularly engage with third parties to assist in the testing, maintenance, and development of our cybersecurity risk management practices and to assess, identify, and manage cybersecurity incident and threat risk.

Our cyber incident response plan includes third-party cybersecurity incidents and threats. Through our vendor management program, we undertake due diligence of third-party systems with which we will interact and vendors with whom we will interact, including regular reviews and oversight of these service providers through performance and technological reviews and escalation of any unsatisfactory reviews.

During the period covered by this report, risks from cybersecurity threats did not have a material impact on our strategy, results of operations, or financial condition. We have experienced cybersecurity incidents in the past, though none have had a material effect on our financial condition or results of operations.

Additional cybersecurity incidents may occur in the future and any such cybersecurity incident could result in significantly harmful consequences to us, our members, and their customers. We assess the materiality of any such cybersecurity incident from several perspectives including, but not limited to, our ability to continue to service our members and protect the privacy of the data their customers have entrusted to us, lost revenue, disruption of business operation, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance
Our board of directors devotes significant time and attention to data and systems protection, including cybersecurity and information security risk. Our board of directors oversees the Enterprise Risk Management (ERM) Program, the Enterprise Security Program and Information Security through policies and principles including the Enterprise Security Policy, the Security Incident Response Plan, and the Business Resiliency Management Policy. The board of directors oversees management’s approach to staffing, policies, processes, and practices to gauge and address cybersecurity and information security risk.

Our board of directors has oversight of our ERM Program, the Enterprise Security Program, and Information Security areas which include risks from cybersecurity threats and has approved specific controls for the mitigation, monitoring and reporting associated with those risks. The Risk Oversight Committee and Operations Committee of the board of directors receive regular reporting (at least quarterly) on the risks and are responsible for overseeing the risks, including receiving Enterprise Security Program updates from the information security officer (ISO), Information Technology status updates, and reviewing enterprise risk analysis and status information, and annually reviews the Business Resiliency Management Policy and Program.

Our Enterprise Security Program is led by the ISO. The ISO reports to the Chief Risk Officer (CRO). FHLBank’s Information Security area is led by the Director of Information Security, who reports to the Chief Information Officer. The Business Resiliency Management Program is led by the Director of Vendor Risk and Business Resiliency, who reports to the Associate CRO.

We have a Technology Committee, which reviews and discusses all technology-related methodologies and initiatives related to information/cybersecurity, among other topics. The Technology Committee is a management committee and reports to the Strategic Operations Management Committee (SOMC). We also have an Operations Risk Committee (ORC), which is a management committee, and is the secondary venue for reviewing enterprise security initiatives. The ORC also serves as the primary governance venue for the Business Resiliency Management Program and escalates business resiliency concerns and risk issues, among other matters, to the Strategic Risk Management Committee (SRMC). The ORC, is responsible for annually reviewing and providing recommendations on FHLBank’s Security Incident Response Plan and receives monthly updates on the Enterprise Security Program. The ISO is a required member of both the Technology Committee and the ORC.
The SOMC and SRMC are comprised of senior leadership and executive-level officers, including FHLBank’s CRO and Chief Information Officer. The SOMC is responsible for receiving reports on issues escalated from the Technology Committee. The SRMC is responsible for management of operational risk and implementation of the cybersecurity risk management framework within the ERM Program as approved by the board of directors and receives reports on issues escalated from the ORC.

The Executive Team, comprised of chief-level officers, annually reviews and provides recommendations on the Enterprise Security Policy, Security Incident Response Plan, and the Business Resiliency Management Policy. The President and CEO annually approves each policy for submission to the board of directors for its consideration and ultimate approval.

In addition to the board of directors and management committees, we have an Information Security Working Group (ISWG). Membership in the ISWG consists of leadership and business partners from a cross section of areas, including operational risk, information security, information technology, legal, operations, and others throughout FHLBank. The breadth and depth of experience of members of the ISWG allows for detailed discussions on information security trends and emerging risks which can be elevated to the Technology Committee for action or further discussion, as necessary and appropriate.

We have an Information Security area of the Information Technology department comprised of specialized professionals responsible for the day-to-day, hands-on management of cybersecurity risk. The area handles processes and procedures to mitigate and implement protective, proactive and reactive measures to protect FHLBank against cybersecurity risks and is responsible for the practices designed to prevent unauthorized access, use, disclosure, disruption, modification, inspection, recording or destruction of information.

Those responsible for assessing and managing FHLBank’s material risks from cybersecurity threats have expertise and experience relevant to their roles. FHLBank’s CIO has served in technology and leadership roles for over 30 years, including almost 26 years of experience with FHLBank. During the last 12 years, the CIO has provided oversight and strategic direction for the Information Security area of the Information Technology department. The ISO has more than 25 years of information technology experience, including 24 in the financial industry, and 22 years of experience managing information security. The ISO has a Bachelor of Science degree in Computer Science Information Systems. The Director of Information Security is a retired United States Air Force Lt. Colonel whose primary career focus was in intelligence analysis. The Director of Information Security also has 13 years experience building and leading cybersecurity programs, including cyber threat intelligence programs and cyber regulatory compliance; 16 years of cyber intelligence analysis experience, including military and civilian; five years of continuity of operations and business continuity program development; and holds a Master of Arts degree in Strategic Intelligence Studies and is a Certified Information System Security Professional.

The Technology Committee and ORC, as appropriate, receive regular and prompt information from the Information Security area as reported by the ISO, which in turn provide periodic, regular and prompt reporting to the SRMC and SOMC on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents that may have impacted FHLBank, as applicable and needed. The SRMC and SOMC may escalate reporting as applicable and needed to the Executive Team or board of directors.

The board of directors receives prompt and timely information from the Security Incident Response Team, which includes the CRO, CIO, ISO, and Director of Information Security, among others, as set forth in the Security Incident Response Plan, on any cybersecurity or information security incident that may pose significant risk to FHLBank and continues to receive regular reports on the incident until its conclusion. The board of directors, Risk Oversight Committee and Operations Committee each receive regular presentations and reports throughout the year on cybersecurity and information security risk. These presentations and reports address a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to internal and external incidents and critical threats. At least quarterly, the board discusses cybersecurity and information security risks with the ISO and CRO.

Item 2: Properties
We own our primary facility located at 500 SW Wanamaker Road, Topeka, Kansas. Our facility has Leadership in Energy and Environment Design Certified Gold status, in alignment with our commitment to sustainability, energy efficiency, and natural resource conservation.
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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of February 29, 2024, we had 679 stockholders of record and 3,298,033 shares of Class A Common Stock and 20,687,257 shares of Class B Common Stock outstanding, including 2,677 shares of Class A Common Stock and no shares of Class B Common Stock subject to mandatory redemption by members or former members. “Classes” of stock are not registered under the Securities Act of 1933, as amended. The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) of the Exchange Act and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to an FHFA regulation, we voluntarily registered one of our classes of stock pursuant to Section 12(g)(1) of the Exchange Act.

Dividends may be paid in cash or shares of Class B Common Stock as authorized under our capital plan and approved by our board of directors. FHFA regulation prohibits any FHLBank from paying a stock dividend if excess stock outstanding will exceed one percent of its total assets after payment of the stock dividend. We consistently manage our excess capital stock position to be able to pay stock dividends.

Base stock dividends on Class A Common Stock and Class B Common Stock are anticipated to remain at or near current levels in 2024 relative to what was paid in 2023. Dividend rates are influenced by capital levels and the balance of the rates we offer members on advances and the dividend rates we pay on activity-based stock. Historically, dividend rates have moved directionally with short-term interest rates but the pace of interest rate increases slowed at the end of 2023, so further increases in dividend rates may be limited. Market conditions and movements in short-term interest rates can be unpredictable. Adverse changes in FHLBank’s financial results may result in lower dividend rates in future periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

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

Additionally, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K for our MD&A for the fiscal year 2022 compared to fiscal year 2021.

Executive Level Overview
Table 3 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 3

	12/31/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019
Statement of Condition (as of period end):
Total assets	$74,946,985	$71,992,842	$48,021,238	$52,591,712	$63,276,654
Investments[1]	20,486,846	19,261,151	16,058,574	17,251,975	20,086,473
Advances	45,444,769	44,262,750	23,484,288	21,226,823	30,241,315
Mortgage loans, net	8,352,713	7,905,135	8,135,046	9,205,207	10,633,009
Total liabilities	71,056,333	68,316,298	45,306,972	49,923,945	60,485,603
Deposits	752,200	711,061	946,207	1,229,361	790,640
Consolidated obligations, net[2]	69,790,738	67,281,244	44,199,598	48,530,494	59,461,225
Total capital	3,890,652	3,676,544	2,714,266	2,667,767	2,791,051
Capital stock	2,607,683	2,507,709	1,499,301	1,574,004	1,766,456
Retained earnings	1,401,940	1,253,105	1,142,650	1,051,455	999,809
Statement of Income (for the year ended):
Net interest income	460,051	362,991	296,648	251,012	256,064
Other income (loss)	47,947	(13,942)	(41,434)	(40,148)	22,973
Other expenses	97,008	80,854	77,529	80,407	72,816
Income before assessments	411,631	267,485	178,435	131,173	205,834
AHP	41,164	26,749	17,845	13,123	20,597
Net income	370,467	240,736	160,590	118,050	185,237
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid	221,632	130,281	69,395	70,824	99,450
Weighted average dividend rate[3]	8.47%	6.47%	4.49%	4.38%	6.46%
Dividend payout ratio[4]	59.83%	54.12%	43.21%	59.99%	53.69%
Return on average equity	9.56%	7.47%	5.88%	4.50%	7.32%
Return on average assets	0.49%	0.39%	0.33%	0.21%	0.33%
Average equity to average assets	5.10%	5.28%	5.54%	4.59%	4.45%
Net interest margin[5]	0.61%	0.60%	0.61%	0.44%	0.45%
Total capital ratio[6]	5.19%	5.11%	5.65%	5.07%	4.41%
Regulatory capital ratio[7]	5.35%	5.22%	5.50%	5.00%	4.38%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
2    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 15 to the financial statements for a description of the par amount of consolidated obligations of all FHLBanks for which we are jointly and severally liable.
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

2023 Financial Highlights:
•Net interest income/margin: Net interest income increased $97.1 million to $460.1 million for the year ended December 31, 2023 compared to $363.0 million for the year ended December 31, 2022. The increase in net interest income resulted from increased average balances on advances and investments at higher interest rates, combined with the impact of higher interest rates on fair value hedges and a continued decline in premium amortization on mortgage-related assets. Net interest margin increased one basis point for the current quarter, from 0.60 percent for the year ended December 31, 2022 to 0.61 percent for the year ended December 31, 2023.
•Total assets: Total assets increased from $72.0 billion as of December 31, 2022 to $74.9 billion as of December 31, 2023, driven by the $1.8 billion increase in long-term investments between periods and a $1.1 billion increase in advances. The average balance of interest-earning assets increased $14.9 billion between the year ended December 31, 2023 and the same period in the prior year, driven by a $11.9 billion increase in the average balance of advances and $2.9 billion increase in the average balance of short- and long-term investments.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of December 31, 2023 and December 31, 2022, our Primary Mission Asset ratio was 81 percent and 80 percent, respectively.
•Advances: Advances increased to $45.4 billion at December 31, 2023 compared to $44.3 billion at December 31, 2022, representing 60.6 percent of total assets as of December 31, 2023, compared to 61.5 percent as of December 31, 2022. The average balance of advances increased $11.9 billion, or 34.6 percent, to $46.2 billion for the year ended December 31, 2023 when compared to the prior year period. The increase in the average balance of advances between periods was largely attributed to the funding needs of depository members. FHLBank continues to execute its liquidity mission by serving as a reliable source of liquidity and funding for members.
•Mortgage loans: Mortgage loans increased $0.5 billion from $7.9 billion at December 31, 2022 to $8.4 billion as of December 31, 2023, representing 11.1 percent of total assets as of December 31, 2023, compared to 11.0 percent as of December 31, 2022. The average balance of mortgage loans increased $56.5 million to $8.1 billion for the year ended December 31, 2023 when compared to the prior year period. Interest income continues to be positively impacted by lower premium amortization and originations at interest rates higher than that of the existing portfolio.
•Performance ratios: Return on average equity (ROE) increased to 9.56 percent for the year ended December 31, 2023 compared to 7.47 percent for the prior year due to the increase in net income for the current year, partially offset by the increase in average capital.
•Dividends: The Class A Common Stock dividend rate of 4.26 percent per annum and the Class B Common Stock dividend rate of 9.12 percent per annum combined for a weighted average dividend rate of 8.47 percent for the year ended December 31, 2023 compared to a weighted average dividend rate of 6.47% for the year ended December 31, 2022.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 4 presents selected market interest rates as of the dates or for the periods shown.

Table 4

Market Instrument	2023	2022	12/31/2023	12/31/2022
	Average Rate	Average Rate	Ending Rate	Ending Rate
Secured Overnight Financing Rate[1]	5.01%	1.64%	5.38%	4.30%
Federal funds effective rate[1]	5.03	1.68	5.33	4.33
Federal Reserve interest rate on reserve balances[1]	5.10	1.76	5.40	4.40
3-month U.S. Treasury bill[1]	5.18	2.04	5.34	4.37
2-year U.S. Treasury note[1]	4.60	2.99	4.25	4.43
5-year U.S. Treasury note[1]	4.06	3.00	3.85	4.00
10-year U.S. Treasury note[1]	3.96	2.95	3.88	3.88
30-year residential mortgage note rate[1,2]	6.91	5.55	6.76	6.58

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The deposit outflows and financial difficulties experienced by multiple U.S. banks at the end of the first quarter of 2023 created stress for the banking industry and the financial markets, keeping demand for liquidity elevated. Members have access to other wholesale funding sources, such as brokered deposits or Fed funds, which may impact the demand for advances. The Federal Reserve BTFP also offers eligible banks an additional source of liquidity collateralized with high-quality securities at par to eliminate the need to sell securities to meet the needs of depositors. While the BTFP is a temporary measure, it could replace advance demand for on-balance sheet liquidity for some members until the program ends March 11, 2024. We continue to monitor these and related developments and assess any effect on our business, results of operations, and financial condition.

In 2023, continued concerns about inflation and recession risks led the FOMC to initiate rate hikes of 25 basis points at the February, March, May, and July meetings. Noting improving financial conditions and progress toward lower inflation, the FOMC kept the target rate unchanged in September, November and December. Analysts anticipate that rate cuts could begin in 2024. Mortgage rates remained elevated compared to market conditions one year ago, resulting in declines in new mortgage origination activity and lower mortgage prepayments, which has reduced related premium amortization and increased yields on mortgage-related assets compared to 2022.

We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. The cost of issuing short-term debt has increased in 2023 with the increases in market rates, but the high demand for short-term Agency debt has kept this spread to the comparable Treasury security relatively narrow. Congress passed legislation for a short-term funding bill to fund the U.S. government through March 22, 2024; however, the U.S. continues to face a possible government shutdown. Historically, the threat of a government shutdown has not had a significant impact on the demand or cost to issue FHLBank debt.

Volatility in the capital markets can also impact the demand for and cost of debt issued by the FHLBanks. Efforts of the Federal Reserve Board to ease inflation in the first half of 2023 contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook. Robust consumer spending and low levels of unemployment kept inflation elevated throughout 2023. Continued inflation and higher interest rates could impact economic growth and member demand for advances. For further discussion, see this Item 7 – “Financial Condition – Consolidated Obligations.”

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022, and the remaining LIBOR tenors ceased immediately after June 30, 2023. Any remaining variable rate investments, derivative assets, derivative liabilities, and related collateral that were indexed to LIBOR followed the contractual or statutory fallback provisions in subsequent rate resets. In accordance with the recommendations of our regulator and the Alternative Reference Rates Committee (ARRC) and industry developments, we selected SOFR as our preferred primary replacement rate for LIBOR-indexed financial instruments.

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. Given the assumptions and judgment used, we have identified the accounting for derivatives and hedging activities as a critical accounting estimate. Our financial condition and results of operations could be materially affected under different conditions or different assumptions related to this accounting estimate.

Accounting for Derivatives and Hedging Activities, including Valuation of Derivatives and Hedged Items: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. Therefore, the assumptions and judgment most critical to the application of this accounting policy are those affecting the estimation of fair values of derivative instruments and the related hedged items, which may have a significant impact on the results reported. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment, and funding activities. We seek to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, we have elected to enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements. The accounting framework introduces the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. At December 31, 2023, our derivatives portfolio included notional amounts of $44.8 billion accounted for as fair value hedges and $6.7 billion accounted for as economic hedges, the gross fair value of derivative assets and liabilities was $139.3 million and $410.8 million, respectively, and the net fair value of derivative assets and liabilities as of December 31, 2023 was $350.4 million and $0.9 million, respectively.

FHLBank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as comparisons to similar instruments and/or discounted cash flow analysis, which uses observable market inputs, such as discount rate, forward interest rates, and volatility assumptions. Observable market inputs are actively quoted and can be validated to external sources. See Note 14 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for discussion of the valuation methodologies and primary inputs used to develop the fair value measurement for these instruments.

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

For derivative instruments and hedged items that meet the requirements as described above and are designated as fair value hedges, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments not qualifying for hedge accounting or with no identified hedged item (economic derivatives or economic hedges), changes in the market value of the derivative are reflected in income without any offset. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest swaps hedging consolidated obligation discount notes with tenors less than six months. While the fair value of derivative instruments with no offsetting qualifying hedged item will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities associated with economic hedges is expected to partially offset that impact. The estimated fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or contain mutual optional termination provisions at par. Since these fair values fluctuate throughout the hedge period and eventually return to zero (derivative) or par value (hedged item) on the maturity or option exercise date, the earnings impact of fair value changes is only a timing issue for hedging relationships that remain outstanding to maturity or the call termination date. See Tables 43 and 44 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” which present the notional amount and fair value amount for derivative instruments by hedged item, hedging instrument, hedging objective, and accounting designation. See Tables 10 through 12 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

See Note 1 and Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional discussion of accounting for derivatives and types of hedging transactions.

Results of Operations
Earnings Analysis: Table 5 presents changes in the major components of our net income (dollar amounts in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	2023 vs. 2022
	Dollar Change	Percentage Change
Total interest income	$2,421,884	175.3%
Total interest expense	2,324,824	228.3
Net interest income	97,060	26.7
Provision (reversal) for credit losses on mortgage loans	(1,351)	(190.3)
Net interest income after mortgage loan loss provision	98,411	27.2
Net gains (losses) on trading securities	132,102	117.4
Net gains (losses) on derivatives	(71,569)	(82.7)
Other non-interest income	1,356	11.2
Total other income (loss)	61,889	443.9
Operating expenses	11,802	18.6
Other non-interest expenses	4,352	25.1
Total other expenses	16,154	20.0
AHP assessments	14,415	53.9
NET INCOME	$129,731	53.9%

Net income increased $129.7 million, or 53.9 percent, to $370.5 million for the year ended December 31, 2023 compared to $240.7 million for the year ended December 31, 2022 primarily attributed to a $97.1 million increase in net interest income, as discussed in greater detail below, and a $60.5 million increase related to fluctuations in the fair value of derivatives and trading securities.

Net Interest Income: Net interest income increased $97.1 million, or 26.7 percent, to $460.1 million for the year ended December 31, 2023 compared to $363.0 million for the year ended December 31, 2022. Balance sheet composition, market interest rates and trends, and net interest spread affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. Net interest margin increased one basis point during 2023 compared to 2022, to 0.61 percent for the year ended December 31, 2023 from 0.60 percent for the prior year due to increased average balances on advances and investments at higher interest rates, combined with the impact of higher interest rates and spreads on fair value hedges (see Table 8). Additionally, prepayments continued to slow on mortgage-related assets, which also increased interest income due to less premium amortization between periods. However, slower prepayments generally extend the weighted average life of mortgages, which can result in long-term interest rate spread compression if funding needs to be reissued (or replaced) at higher interest rates, as our liabilities funding mortgage-related assets are generally shorter term.

Net interest margin increased despite the decreases in net interest spread between the yield on average interest-earning assets and the cost of average interest-bearing liabilities. This compression of net interest spread was due to changes in balance sheet composition and the increase in the cost of rate-sensitive liabilities, primarily as it relates to the mortgage loan portfolio. Advances and short-term investments are typically our lowest spread assets, so net interest spread declines as short-term advance and short-term investment balances comprise a larger percentage of total assets. The mortgage loan portfolio is fixed rate and funded with a combination of callable debt, fixed rate debt, and short-term debt, and the increase in funding costs, especially short-term debt, reduced the net interest spread on the mortgage loan portfolio. The increase in funding costs was due to upward repricing of variable rate debt, including fixed rate debt swapped to a variable rate, and the issuance of fixed rate debt at higher market interest rates. For further discussion of investments, advances and mortgage loans, see this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For 2023, net interest income increased $150.1 million due to net interest settlements received on fair value hedges compared to net interest paid in the prior year due to increases in interest rates between periods. Tables 6 and 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 6

	2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(6,037)	$27,739	$—	$(883)	$(4,256)	$16,563
Net amortization/accretion of hedging activities	2,177	—	937	—	290	3,404
Net interest received (paid)	271,973	184,570	—	(34,679)	(319,386)	102,478
Price alignment amount	(18,618)	(18,091)	—	698	444	(35,567)
TOTAL	$249,495	$194,218	$937	$(34,864)	$(322,908)	$86,878

Table 7

	2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$4,030	$21,246	$—	$2,421	$5,495	$33,192
Net amortization/accretion of hedging activities	(2,224)	—	803	—	—	(1,421)
Net interest received (paid)	19,577	(3,554)	—	(15,373)	(48,241)	(47,591)
Price alignment amount	(4,975)	(4,785)	—	490	67	(9,203)
TOTAL	$16,408	$12,907	$803	$(12,462)	$(42,679)	$(25,023)

Table 8 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Year Ended
	12/31/2023			12/31/2022			12/31/2021
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,817,399	$143,330	5.09%	$1,560,269	$33,548	2.15%	$955,851	$943	0.10%
Securities purchased under agreements to resell	2,391,466	121,367	5.08	2,311,370	42,895	1.86	2,058,381	1,672	0.08
Federal funds sold	4,321,685	221,114	5.12	3,426,096	68,392	2.00	2,724,279	2,146	0.08
Investment securities[1,2]	11,838,703	644,726	5.45	11,129,636	264,278	2.37	11,490,425	116,673	1.02
Advances[1,2]	46,166,703	2,409,840	5.22	34,290,538	742,694	2.17	23,178,487	129,586	0.56
Mortgage loans[3,4]	8,080,282	261,352	3.23	8,023,766	228,583	2.85	8,481,472	211,770	2.50
Other interest-earning assets	50,302	1,430	2.84	47,418	885	1.87	39,120	938	2.40
Total earning assets	75,666,540	3,803,159	5.03	60,789,093	1,381,275	2.27	48,928,015	463,728	0.94
Other non-interest-earning assets	240,099			223,334			324,482
Total assets	$75,906,639			$61,012,427			$49,252,497

Interest-bearing liabilities:
Deposits	$685,032	32,921	4.81	$785,204	10,342	1.32	$1,032,746	400	0.04
Consolidated obligations[1]:
Discount Notes	22,070,185	1,102,702	5.00	18,092,988	368,075	2.03	10,760,061	5,481	0.05
Bonds	48,159,776	2,206,160	4.58	38,125,726	638,751	1.68	34,128,310	160,173	0.47
Other borrowings	46,359	1,325	2.86	46,803	1,116	2.39	46,896	1,026	2.19
Total interest-bearing liabilities	70,961,352	3,343,108	4.71	57,050,721	1,018,284	1.78	45,968,013	167,080	0.36
Capital and other non-interest-bearing funds	4,945,287			3,961,706			3,284,484
Total funding	$75,906,639			$61,012,427			$49,252,497

Net interest income and net interest spread[5]		$460,051	0.32%		$362,991	0.49%		$296,648	0.58%

Net interest margin[6]			0.61%			0.60%			0.61%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $6.5 million for the year ended December 31, 2023 and $6.4 million for the years ended December 31, 2022 and 2021.
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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense (in thousands):

Table 9

	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$40,729	$69,053	$109,782	$963	$31,642	$32,605
Securities purchased under agreements to resell	1,538	76,934	78,472	230	40,993	41,223
Federal funds sold	21,882	130,840	152,722	694	65,552	66,246
Investment securities	17,860	362,588	380,448	(3,776)	151,381	147,605
Advances	328,744	1,338,402	1,667,146	87,651	525,457	613,108
Mortgage loans	1,621	31,148	32,769	(11,874)	28,687	16,813
Other assets	57	488	545	177	(230)	(53)
Total earning assets	412,431	2,009,453	2,421,884	74,065	843,482	917,547
Interest Expense[3]:
Deposits	(1,480)	24,059	22,579	(119)	10,061	9,942
Consolidated obligations:
Discount notes	96,362	638,265	734,627	6,237	356,357	362,594
Bonds	206,522	1,360,887	1,567,409	20,862	457,716	478,578
Other borrowings	(10)	219	209	(2)	92	90
Total interest-bearing liabilities	301,394	2,023,430	2,324,824	26,978	824,226	851,204
Change in net interest income	$111,037	$(13,977)	$97,060	$47,087	$19,256	$66,343

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

Net Gains (Losses) on Derivatives: Tables 10 and 11 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 10

	2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$911	$(23,874)	$—	$3,624	$837	$(18,502)
Mortgage delivery commitments	—	—	(809)	—	—	(809)
Economic hedges – net interest received (paid)	3,616	33,327	—	(954)	(956)	35,033
Price alignment amount	(224)	(594)	—	(10)	29	(799)
Net gains (losses) on derivatives	4,303	8,859	(809)	2,660	(90)	14,923
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	19,579	—	—	—	19,579
TOTAL	$4,303	$28,438	$(809)	$2,660	$(90)	$34,502

Table 11

	2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$4,717	$108,115	$—	$(3,037)	$(837)	$108,958
Mortgage delivery commitments	—	—	(8,619)	—	—	(8,619)
Economic hedges – net interest received (paid)	(172)	(11,676)	—	(1,849)	36	(13,661)
Price alignment amount	(15)	(214)	—	37	6	(186)
Net gains (losses) on derivatives	4,530	96,225	(8,619)	(4,849)	(795)	86,492
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(112,106)	—	—	—	(112,106)
TOTAL	$4,530	$(15,881)	$(8,619)	$(4,849)	$(795)	$(25,614)

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

For the year ended December 31, 2023 and 2022, net gains and losses on derivatives and hedging activities resulted in other income of $14.9 million and $86.5 million, respectively. The decrease between periods was attributed to fair value fluctuations resulting from an increase in the level of swap index rates. The increase in swap index rates between years positively impacted the net interest settlements on economic hedges, as they were in a pay position of $13.7 million for the prior year and a receive position of $35.0 million for the year ended December 31, 2023.

The fair value gains and losses (excluding related net interest settlements) on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were largely offset by the fair value gains and losses attributable to the associated securities for the years ended December 31, 2023 and 2022, which are recorded in net gains (losses) on trading securities (see Table 12). Unrealized gains and losses on trading securities are generally driven by movements in intermediate interest rates between periods and are discussed in greater detail below.

Table 12

	2023			2022
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(4,384)	$3,767	$(617)	$19,411	$(21,239)	$(1,828)
GSE debentures	(6,971)	4,983	(1,988)	25,412	(26,963)	(1,551)
GSE MBS	(11,431)	10,829	(602)	61,887	(63,904)	(2,017)
TOTAL	$(22,786)	$19,579	$(3,207)	$106,710	$(112,106)	$(5,396)

For additional detail regarding gains and losses on trading securities, see Table 13 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 43 and 44 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

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

Table 13

	2023	2022
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(25)	$(419)
Short-term securities	—	(23)
Total trading securities not hedged	(25)	(442)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	3,767	(21,239)
GSE debentures	4,983	(26,963)
GSE MBS	10,829	(63,904)
Total trading securities hedged on an economic basis with derivatives	19,579	(112,106)
TOTAL	$19,554	$(112,548)

The unrealized losses on the securities in the trading portfolio for the current period reflect the increase in intermediate term Treasury and mortgage rates relative to the prevailing yields at the end of the prior period, especially relative to the unrealized losses recognized in the prior year periods. The increase in Treasury and mortgage rates was more substantial for the prior year period. In addition to interest rates and credit spreads, the value of these securities is affected by price convergence to par which results in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which includes compensation and benefits and other operating expenses, increased $16.1 million to $97.0 million for the year ended December 31, 2023, compared to $80.9 million for the year ended December 31, 2022. Compensation and benefits expenses increased $7.4 million due to hiring for new and open positions, contribution to the pension, and higher incentive accruals based on incentive plan goal attainment. Other operating expenses increased $4.4 million primarily due to software implementation costs, which are expected to decrease slightly in 2024 as the systems are placed into production. Further, in 2023, we committed $3.0 million to a voluntary grant program for Native American Tribes and Tribally Designated Housing Entities and announced an anticipated voluntary 50 percent increase to our annual contribution to affordable housing and community development initiatives throughout Colorado, Kansas, Nebraska, and Oklahoma in upcoming years.

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

We believe that certain non-GAAP financial measures are helpful for understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which are impacted by fair value fluctuations, gains/losses on instrument sales, non-recurring transactions, or transactions that are not routine or are considered unpredictable. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest income, (3) adjusted net interest margin, (4) adjusted ROE, and (5) adjusted ROE spread. We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (excluding net interest settlements); (3) prepayment and yield maintenance fees; (4) non-routine and/or unpredictable items, such as gains/losses on securities; and (5) non-recurring items, such as gains/losses on retirement of debt and gains/losses on mortgage loans held for sale. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as “adjusted ROE spread.” Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. We believe that adjusted income, adjusted ROE, and adjusted ROE spread are useful metrics for measurement and comparison because we generally hold securities to maturity and do not trade derivatives or trading securities speculatively. In contrast, the same metrics as calculated under GAAP can vary significantly from period to period because of the volatility caused by the aforementioned excluded items. Management believes such volatility hinders a consistent and comparable measurement analysis.

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

Table 14 presents a reconciliation of GAAP net income to adjusted income (a non-GAAP measure) (in thousands):

Table 14

	2023	2022
Net income, as reported under GAAP	$370,467	$240,736
AHP assessments	41,164	26,749
Income before AHP assessments	411,631	267,485
Derivative (gains) losses[1]	2,748	(133,531)
Trading (gains) losses	(19,554)	112,548
Prepayment/yield maintenance fees[2]	(88)	(7,436)
Net (gains) losses on sale of held-to-maturity securities	—	89
Total excluded items	(16,894)	(28,330)
Adjusted income (a non-GAAP measure)	$394,737	$239,155

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

Table 15 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (non-GAAP measures) (in thousands):

Table 15

	2023	2022
Net interest income, as reported under GAAP	$460,051	$362,991
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(16,563)	(33,192)
Net interest received (paid) on derivatives not qualifying for hedge accounting	35,033	(13,661)
Prepayment/yield maintenance fees[1]	(88)	(7,436)
Adjusted net interest income (a non-GAAP measure)	$478,433	$308,702

Net interest margin, as calculated under GAAP	0.61%	0.60%
Adjusted net interest margin (a non-GAAP measure)	0.63%	0.51%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 16 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread (a non-GAAP measure) is calculated as follows (dollar amounts in thousands):

Table 16

	2023	2022
Average GAAP total capital	$3,873,461	$3,222,987
ROE, based upon GAAP net income	9.56%	7.47%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	10.19%	7.42%
Average overnight Federal funds effective rate	5.03%	1.68%
GAAP ROE as a spread to average overnight Federal funds effective rate	4.53%	5.79%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	5.16%	5.74%

Financial Condition
Overall: Table 17 presents the percentage concentration of the major components of our Statements of Condition:

Table 17

	Component Concentration
	12/31/2023	12/31/2022
Assets:
Cash and due from banks	0.1%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	10.1	11.3
Investment securities	17.2	15.4
Advances	60.6	61.5
Mortgage loans, net	11.1	11.0
Other assets	0.9	0.7
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.0%	1.0%
Consolidated obligation discount notes, net	27.7	34.4
Consolidated obligation bonds, net	65.4	59.0
Other liabilities	0.7	0.5
Total liabilities	94.8	94.9

Capital:
Capital stock outstanding	3.5	3.5
Retained earnings	1.9	1.7
Accumulated other comprehensive income (loss)	(0.2)	(0.1)
Total capital	5.2	5.1
Total liabilities and capital	100.0%	100.0%

Table 18 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 18

	Increase (Decrease) in Components
	12/31/2023 vs. 12/31/2022
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$98	0.4%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(579,863)	(7.1)
Investment securities	1,805,558	16.2
Advances	1,182,019	2.7
Mortgage loans, net	447,578	5.7
Other assets	98,753	18.4
Total assets	$2,954,143	4.1%

Liabilities:
Deposits	$41,139	5.8%
Consolidated obligation discount notes, net	(4,032,156)	(16.3)
Consolidated obligation bonds, net	6,541,650	15.4
Other liabilities	189,402	58.5
Total liabilities	2,740,035	4.0

Capital:
Capital stock outstanding	99,974	4.0
Retained earnings	148,835	11.9
Accumulated other comprehensive income (loss)	(34,701)	(41.2)
Total capital	214,108	5.8
Total liabilities and capital	$2,954,143	4.1%

Total assets increased between periods, from $72.0 billion at December 31, 2022 to $74.9 billion at December 31, 2023, driven by the increase in investments and advances between those periods. Asset composition remained relatively consistent from December 31, 2022 to December 31, 2023, with a slight increase in long-term investments to 17.2 percent of total assets compared to 15.4 percent as of December 31, 2022. Mortgage loans increased by $447.6 million from December 31, 2022 to December 31, 2023, and increased slightly as a percent of total assets, from 11.0 percent as of December 31, 2022 to 11.1 percent of total assets as of December 31, 2023. Advances declined slightly as a percent of total assets compared to December 31, 2022 despite the increase in advance balances, as growth in investment securities exceeded growth in advances over the period. Total liabilities increased $2.7 billion from December 31, 2022 to December 31, 2023, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 63.2 percent and 36.8 percent of total consolidated obligations, respectively, at December 31, 2022 compared to 70.3 percent and 29.7 percent at December 31, 2023. This composition shift is mostly due to an increase in swapped callable and swapped bullet consolidated obligation bonds and a decrease in discount notes. Total capital increased $214.1 million, or 5.8 percent, from December 31, 2022 to December 31, 2023 due to an increase in required and excess capital stock and net income in excess of dividends paid.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2023 and 2022. Advance par value increased by 2.3 percent, from $44.7 billion at December 31, 2022 to $45.7 billion at December 31, 2023 (see Table 19). In March 2023, our members’ demand for advances increased temporarily in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by some depository institutions. This stress has largely subsided; however, members continue to hold elevated levels of advances. Although members are shifting from overnight advances to term advances, the composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis. We began offering a new putable advance product in April of 2023 to further expand fixed rate advance offerings, the balance of which totaled $2.1 billion at December 31, 2023. Standard fixed rate advances also increased $2.1 billion from $10.3 billion at December 31, 2022 to $12.4 billion at December 31, 2023.

As of December 31, 2023 and 2022, 65.1 percent and 64.4 percent, respectively, of our members carried outstanding advance balances. Advance balances may be impacted by rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, including the BTFP, which may impact the demand for advances on the basis of relative cost.

Rather than match-funding long-term, fixed rate advances, we elect to swap a significant portion of advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 95.9 percent and 92.9 percent of our total advance portfolio as of December 31, 2023 and 2022, respectively. We anticipate continuing the practice of swapping advances with longer maturities to short-term indices.

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

Table 19

	12/31/2023		12/31/2022
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$11,747,448	25.7%	$15,682,310	35.1%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	4,418,750	9.7	2,504,950	5.6
Adjustable rate callable advances	1,616,400	3.5	1,700,299	3.8
Standard housing and community development advances:
Adjustable rate callable advances	22,262	0.1	22,262	0.1
Total adjustable rate term advances	6,057,412	13.3	4,227,511	9.5
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	12,313,627	27.0	12,988,848	29.1
Regular fixed rate advances	12,359,319	27.1	10,290,760	23.1
Fixed rate callable advances	68,402	0.2	64,071	0.1
Fixed rate putable advances	2,071,800	4.5	—	—
Fixed rate convertible advances	113,400	0.3	309,650	0.7
Standard housing and community development advances:
Regular fixed rate advances	291,064	0.6	356,035	0.8
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	27,218,070	59.7	24,009,822	53.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	415,568	0.9	465,181	1.0
Fixed rate callable amortizing advances	18,367	—	19,370	—
Standard housing and community development advances:
Fixed rate amortizing advances	202,036	0.4	238,773	0.6
Fixed rate callable amortizing advances	11,401	—	11,748	—
Total amortizing advances	647,372	1.3	735,072	1.6
TOTAL PAR VALUE	$45,670,302	100.0%	$44,654,715	100.0%

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

Our potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies in our four-state district, but also includes potential credit risk exposure to credit unions, housing associates and a small number of non-members. Table 20 presents advances outstanding by borrower type (in thousands):

Table 20

	12/31/2023	12/31/2022
Member advances:
Commercial banks	$21,969,321	$17,944,987
Savings institutions	12,842,164	14,368,319
Insurance companies	7,469,328	6,941,648
Credit unions	3,268,583	5,298,334
CDFIs	26,404	19,929
Total member advances	45,575,800	44,573,217

Non-member advances:
Housing associates	94,502	81,498
Total non-member advances	94,502	81,498

TOTAL PAR VALUE	$45,670,302	$44,654,715

Table 21 presents information on our five largest borrowers (dollar amounts in thousands). We do not expect to incur any credit losses on these advances based on our rights to collateral with an estimated fair value in excess of the book value of these advances. We have not experienced a credit loss on an advance since the inception of FHLBank.

Table 21

	12/31/2023		12/31/2022
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$9,585,000	21.0%	$10,740,000	24.1%
BOKF, N.A.	7,675,000	16.8	4,700,000	10.5
Capitol Federal Savings Bank	2,375,410	5.2	2,650,082	5.9
United of Omaha Life Insurance Co.	2,278,283	5.0	1,946,896	4.4
First United Bank & Trust Co.	1,881,516	4.1
Security Life of Denver Insurance Co.			1,650,000	3.7
TOTAL	$23,795,209	52.1%	$21,686,978	48.6%

Table 22 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 22

	Year Ended
	12/31/2023		12/31/2022
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$585,147	27.1%	$179,164	24.8%
BOKF, N.A.	314,616	14.5	37,990	5.3
Capitol Federal Savings Bank	107,137	5.0	73,661	10.2
United of Omaha Life Insurance Co.	81,285	3.8
Security Life of Denver Insurance Co.	79,684	3.6	26,901	3.7
Pacific Life Insurance Co.			32,484	4.5
TOTAL	$1,167,869	54.0%	$350,200	48.5%

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) collateralize public unit deposits: (2) facilitate residential housing finance; (3) facilitate community lending; (4) manage assets/liabilities; or (5) provide liquidity or other funding. Outstanding letters of credit balances totaled $7.2 billion and $6.5 billion as of December 31, 2023 and 2022, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2023 and 2022, which are noted in Table 20, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government residential mortgage loans.

The mortgage loan portfolio increased $0.5 billion between periods, from $7.9 billion at December 31, 2022 to $8.4 billion at December 31, 2023. Mortgage rates continued to trend upward in response to market conditions, which has reduced origination volume and refinancing incentive for borrowers and slowed prepayments in recent periods, although purchase volume has exceeded principal repayments during 2023. Net mortgage loans as a percentage of total assets increased, from 11.0 percent as of December 31, 2022 to 11.1 percent as of December 31, 2023. Mortgage loans are generally one of the highest net spread assets on our balance sheet so shifts in the balance sheet concentration of mortgage loans will impact net interest income. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2023 was $1.2 billion.

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

The MPF Xtra product is an off-balance sheet product structured to facilitate the sale of mortgage loans from our PFIs to FHLBank Chicago and simultaneously to Fannie Mae. During 2023 and 2022, we had MPF Xtra loan volume of $0.1 billion and $0.2 billion, respectively. The decrease in MPF Xtra volume from 2022 to 2023 reflects: (1) the relative attractiveness of our on-balance sheet MPF product; and (2) the level of market interest rates (reduction in refinance volume when mortgage rates move higher; increase in purchase and refinance volume when mortgage rates decline). The MPF Government MBS product is an off-balance sheet product structured to facilitate the sale of government loans from our PFIs to FHLBank Chicago, which are then aggregated and pooled into securities guaranteed by Ginnie Mae. We had volume of $0.1 billion and $0.2 billion in the MPF Government MBS product during 2023 and 2022, respectively.

Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2023.

Table 23 presents the unpaid principal balance of mortgage loans according to the amortization schedule based on the contractual terms of the loan (in thousands). Scheduled repayments are reported in the maturity category in which the payment is due. Prepayments may shorten the amortization period and late payments may extend the principal amortization of the late payments to the maturity date.

Table 23

Redemption Term	12/31/2023	12/31/2022
Due in one year or less	$310,706	$305,406
Due after one year through five years	1,279,640	1,267,141
Due after five years through fifteen years	3,232,396	3,147,613
Thereafter	3,460,409	3,110,018
TOTAL UNPAID PRINCIPAL BALANCE	$8,283,151	$7,830,178

Table 24 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the borrower was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 24

	12/31/2023		12/31/2022
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Fidelity Bank	$366,733	4.4%	$325,530	4.2%
Farmers Bank & Trust	338,745	4.1
Tulsa Teachers Credit Union	304,925	3.7	326,491	4.2
West Gate Bank	267,101	3.2	227,649	2.9
Community National Bank & Trust	226,466	2.7	233,975	3.0
Mid-America Bank			176,792	2.3
TOTAL	$1,503,970	18.1%	$1,290,437	16.6%

Table 25 presents mortgage loan portfolio credit ratios and the components of the ratio calculation for the periods presented (dollar amounts in thousands):
Table 25

	12/31/2023	12/31/2022
Average loans outstanding during the period, unpaid principal balance	$8,002,681	$7,934,465
Mortgage loans held for portfolio, unpaid principal balance	8,283,151	7,830,178
Nonaccrual loans, unpaid principal balance	19,002	22,095
Allowance for credit losses	5,531	6,378
Net charge-offs (recoveries)	206	(351)

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.07	0.08
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.23	0.28
Ratio of allowance for credit losses to nonaccrual loans	29.11	28.87

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
Table 26

FICO Score[1]	12/31/2023	12/31/2022
< 620	0.5%	0.5%
620 to < 660	4.2	4.5
660 to < 700	11.8	12.3
700 to < 740	19.4	19.4
>= 740	64.1	63.3
	100.0%	100.0%

Weighted average	750	749

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
Table 27

LTV	12/31/2023	12/31/2022
<= 60%	15.7%	16.5%
> 60% to 70%	14.0	14.6
> 70% to 80%	49.6	49.8
> 80% to 90%	11.4	10.4
> 90% to < 100%	9.3	8.7
	100.0%	100.0%

Weighted average	74.5%	73.9%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2023 and 2022. Table 28 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration. If the state was not one of the top five states with the highest concentration for one of the periods presented, the applicable column is left blank.
Table 28

	12/31/2023	12/31/2022
Kansas	36.3%	38.0%
Nebraska	24.1	24.6
Oklahoma	11.5	12.1
Colorado	10.9	11.2
Missouri	2.2	2.1
All other	15.0	12.0
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $0.8 million from December 31, 2022 to December 31, 2023. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 0.9 percent of the amortized cost of total conventional loans at December 31, 2023 and 1.0 percent at December 31, 2022. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $1.2 billion from December 31, 2022 to December 31, 2023 driven by increases in MBS securities.

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

Table 29

	12/31/2023	12/31/2022
Interest-bearing deposits	$1,604,423	$2,039,333
Federal funds sold	2,080,000	3,750,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,684,423	$5,789,333

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

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2023, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout 2023, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2023, all unsecured investments were rated as investment grade based on NRSROs (see Table 32).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2023 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight
Domestic	$1,684,423
U.S. Branches and agency offices of foreign commercial banks:
Australia	1,100,000
Canada	500,000
United Kingdom	400,000
Total U.S. Branches and agency offices of foreign commercial banks	2,000,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,684,423

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of December 31, 2023, the aggregate value of our MBS portfolio represented 248 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in 2023. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

We provide standby bond purchase agreements (SBPAs) to two state HFAs within the our district. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2023 expire no later than 2028 though they are renewable upon request of the HFA and at our option. Total principal commitments for bond purchases under the SBPAs were $1.0 billion and $0.9 billion as of December 31, 2023 and 2022, respectively. We were not required to purchase any bonds under these agreements during 2022 or 2023. We plan to continue supporting the state HFAs in our district by executing SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

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

See Note 3 of the Notes to Financial Statements under Item 8 of this annual report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of December 31, 2023 are summarized by security type in Table 31 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2022. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 31

	12/31/2023					12/31/2022
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
U.S. Treasury obligations	$—	$—	$—	$—	$—	$396,233
GSE debentures	270,837	17,601	—	—	288,438	388,955
GSE MBS	81,108	528,031	6,537	4,494	620,170	636,265
Total trading securities	351,945	545,632	6,537	4,494	908,608	1,421,453
Available-for-sale securities:
U.S. Treasury obligations	—	2,937,868	—	—	2,937,868	3,315,356
U.S. obligation MBS	—	—	—	107,535	107,535	40,039
GSE MBS	98,436	1,684,626	3,977,023	2,947,965	8,708,050	5,999,021
Total available-for-sale securities	98,436	4,622,494	3,977,023	3,055,500	11,753,453	9,354,416
Held-to-maturity securities:
State or local housing agency obligations	—	—	35,855	—	35,855	70,505
GSE MBS	—	44,242	1,900	182,799	228,941	274,925
Total held-to-maturity securities	—	44,242	37,755	182,799	264,796	345,430

Total securities	450,381	5,212,368	4,021,315	3,242,793	12,926,857	11,121,299

Interest-bearing deposits	1,604,989	—	—	—	1,604,989	2,039,852

Federal funds sold	2,080,000	—	—	—	2,080,000	3,750,000

Securities purchased under agreements to resell	3,875,000	—	—	—	3,875,000	2,350,000
TOTAL INVESTMENTS	$8,010,370	$5,212,368	$4,021,315	$3,242,793	$20,486,846	$19,261,151

Weighted average yields[1]:
Available-for-sale securities	2.38%	2.76%	3.69%	4.75%
Held-to-maturity securities	—%	2.83%	2.58%	1.71%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 32 and 33 present the carrying value of our investments by rating as of December 31, 2023 and 2022 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 32

	12/31/2023
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$87	$566	$1,604,336	$—	$1,604,989

Federal funds sold[2]	—	—	2,080,000	—	2,080,000

Securities purchased under agreements to resell[3]	—	—	1,500,000	2,375,000	3,875,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	2,937,868	—	—	2,937,868
GSE debentures	—	288,438	—	—	288,438
State or local housing agency obligations	35,855	—	—	—	35,855
Total non-mortgage-backed securities	35,855	3,226,306	—	—	3,262,161
Mortgage-backed securities:
U.S. obligation MBS	—	107,535	—	—	107,535
GSE MBS	—	9,557,161	—	—	9,557,161
Total mortgage-backed securities	—	9,664,696	—	—	9,664,696

TOTAL INVESTMENTS	$35,942	$12,891,568	$5,184,336	$2,375,000	$20,486,846

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $39.9 million at December 31, 2023.
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

Table 34 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2023 and 2022 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 43 and 44 under Part I, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 34

	12/31/2023	12/31/2022
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$288,438	$785,188
Non-mortgage-backed securities	288,438	785,188
Mortgage-backed securities:
Fixed rate	609,139	622,984
Variable rate	11,031	13,281
Mortgage-backed securities	620,170	636,265
Total trading securities	908,608	1,421,453
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,937,868	3,315,356
Non-mortgage-backed securities	2,937,868	3,315,356
Mortgage-backed securities:
Fixed rate	3,727,446	3,193,215
Variable rate	5,088,139	2,845,845
Mortgage-backed securities	8,815,585	6,039,060
Total available-for-sale securities	11,753,453	9,354,416
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	35,855	70,505
Non-mortgage-backed securities	35,855	70,505
Mortgage-backed securities:
Fixed rate	23,650	33,741
Variable rate	205,291	241,184
Mortgage-backed securities	228,941	274,925
Total held-to-maturity securities	264,796	345,430
TOTAL	$12,926,857	$11,121,299

Deposits: Total deposits increased 5.8 percent, from $0.7 billion at December 31, 2022 to $0.8 billion at December 31, 2023. Deposit programs are offered primarily to facilitate customer transactions with us, and all deposits are uninsured. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Deposits are typically in overnight or demand accounts that generally re-price daily based upon a market index such as the overnight Federal funds rate. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2024 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at members, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Table 35 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 35

	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$332,442	4.94%	$429,345	1.29%	$619,793	0.05%
Demand deposits	306,434	4.62	318,282	1.23	409,927	0.02
Non-interest bearing deposits					175,034	—

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

Fixed rate bonds are generally used to fund fixed rate advances, mortgage loans and investments. To the extent that bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to alter the fixed rate bonds' characteristics to match the assets' index. Additionally, we often use variable rate, fixed rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR or OIS to fund short-term advances and money market investments and/or as a liquidity risk and interest-rate risk management tool.

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

Table 36 presents the carrying value of consolidated obligation bonds and discounts notes as of December 31, 2023 and 2022 (in thousands).

Table 36

	12/31/2023	12/31/2022
Bonds:
Par value	$49,409,390	$43,106,535
Premiums	12,874	18,950
Discounts	(3,108)	(3,789)
Concession fees	(11,424)	(11,262)
Hedging adjustments	(360,243)	(604,595)
Total bonds	49,047,489	42,505,839
Discount Notes:
Par value	20,903,145	24,997,018
Discounts	(157,163)	(190,034)
Concession fees	(420)	(714)
Hedging adjustments	(2,313)	(30,865)
Total discount notes	20,743,249	24,775,405
TOTAL	$69,790,738	$67,281,244

Total consolidated obligations increased $2.5 billion, or 3.7 percent, from December 31, 2022 to December 31, 2023. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 63.2 percent and 36.8 percent, respectively, at December 31, 2022 to 70.3 percent and 29.7 percent at December 31, 2023, respectively. The movement is primarily due to an increase in swapped callable bonds and swapped bullet bonds and a decrease in discount notes. Management increased issuance of swapped fixed rate debt due to favorable funding spreads and increased demand from investors driven by market volatility. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we typically call the hedged bond. Unswapped callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. All floating rate bonds issued since 2021 have been indexed to SOFR as we transitioned away from LIBOR and maintain an allocation of floating rate bonds funding advances and investments. For a discussion on yields and spreads, see Table 8 under this Item 7 - “Results of Operations.” For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

We often execute derivatives concurrently with the issuance of consolidated obligations to create synthetic variable rate debt at a cost that is lower than funding alternatives and comparable variable rate cash instruments issued directly by us to alter the characteristics of our liabilities to more closely match the term and/or repricing characteristics of our assets. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and short-term fixed rate assets. It also allows us, in some instances, to offer a wider range of advances at more attractive terms than would otherwise be possible. Swapped consolidated obligation transactions depend on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may adjust the types or terms of the consolidated obligations issued and derivatives utilized to better match assets, meet customer needs, and/or improve our funding costs.

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2023 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

Derivatives: We use derivatives to reduce the interest-rate sensitivity of our assets. We also use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans. We also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities, and anticipated transactions, to hedge the duration risk of prepayable instruments, to mitigate adverse impacts to earnings from the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities, and to reduce funding costs as discussed below. Generally, we designate derivatives as a fair value hedge of an underlying financial instrument or firm commitment. Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities, or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP for asset/liability management.

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

The notional amount of total derivatives outstanding increased by $2.0 billion, from $49.5 billion at December 31, 2022 to $51.5 billion at December 31, 2023, primarily due to increases in interest rate swaps hedging callable fixed rate bonds and non-callable and putable fixed rate advances, offset by declines in swaps hedging discount notes, which reflects the bond issuance shift, as discussed above, and the increase in regular and putable fixed rate advances. For additional information regarding the types of derivative instruments and risks hedged, see Tables 43 and 44 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Liquidity: We maintain high levels of liquidity to achieve our mission of serving as a dependable and economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain FHFA regulations and guidelines and in accordance with policies established by management and the board of directors. Our business model enables us to manage the levels of our assets, liabilities, and capital in response to changes in member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors.

Sources and Uses of Liquidity – A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, we generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for our portion of consolidated obligations (i.e., those obligations issued on our behalf). In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks. Our uses of liquidity primarily include repaying called and maturing consolidated obligations for which we are the primary obligor, issuing advances, and purchasing investments and mortgage loans. We also use liquidity to repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, other secured and unsecured borrowings, interest income, or the sale of unencumbered assets.

During the year ended December 31, 2023, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $52.2 billion and $481.2 billion, respectively, compared to $45.9 billion and $395.4 billion for the year ended December 31, 2022. The difference between the proceeds from bonds and discount notes reflects higher asset balances and the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and certificates of deposit. The short-term liquidity portfolio decreased between periods, from $10.0 billion as of December 31, 2022 to $8.0 billion as of December 31, 2023. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

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

During the year ended December 31, 2023, advance disbursements totaled $907.0 billion compared to $630.2 billion for the prior year period which reflects increased member utilization of advances, especially short-term advances. Investment purchases (excluding overnight investments) totaled $4.0 billion in 2023 compared to $6.4 billion in 2022. Payments on maturing and retired consolidated obligation bonds and discount notes were $44.9 billion and $485.4 billion, respectively, for the year ended December 31, 2023 compared to $40.4 billion and $377.4 billion for the prior year period.

Capital: Total capital increased $214.1 million, or 5.8 percent, from December 31, 2022 to December 31, 2023 due to an increase in capital stock (see Table 38) and retained earnings. We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the Activity-based Stock Purchase Requirement, through a change to the capital plan, or through a reduction of advance, AMA or letters of credit balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our total assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we may repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member. Our current practices include periodic mandatory repurchases of excess Class A Common Stock and exchanging all excess Class B Common Stock over $50,000 per member for Class A Common Stock on a daily basis.

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

The increase in retained earnings from December 31, 2022 to December 31, 2023 is attributed to the net income for the year of $370.5 million, exceeding the $221.6 million payment of dividends in 2023. Dividends increased $91.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 as a result of increases in average capital stock outstanding and higher dividend rates paid on both Class A Common Stock and Class B Common Stock as discussed previously. The JCE Agreement provides that we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. As of December 31, 2023, our level of restricted retained earnings represented approximately 0.58 percent of average outstanding consolidated obligations. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 37 as of December 31, 2023 and 2022 (dollar amounts in thousands):

Table 37

	2023		2022
	Count	Amount	Count	Amount
Commercial banks	534	$1,340,879	530	$1,174,219
Savings institutions	21	645,656	21	672,893
Credit unions	90	272,855	88	335,733
Insurance companies	28	346,843	26	323,824
CDFIs	4	1,450	4	1,040
Total GAAP capital stock	677	2,607,683	669	2,507,709
Mandatorily redeemable capital stock	3	247	3	280
TOTAL REGULATORY CAPITAL STOCK	680	$2,607,930	672	$2,507,989

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends paid to members generally increase as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement, the member is required to purchase Class B Common Stock. We believe the value of our products and services is enhanced by dividend yields. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock, and alternative investment or borrowing opportunities available to our members.

Table 38 provides a summary of member capital requirements under our current capital plan as of December 31, 2023 and 2022 (in thousands):

Table 38

Requirement	12/31/2023	12/31/2022
Asset-based (Class A Common Stock only)	$184,901	$179,450
Activity-based (additional Class B Common Stock)[1]	2,182,176	2,125,885
Total Required Stock[2]	2,367,077	2,305,335
Excess Stock (Class A and B Common Stock)	240,853	202,654
Total Regulatory Capital Stock[2]	$2,607,930	$2,507,989

Activity-based Requirements:
Advances[3]	$2,050,911	$2,005,795
Letters of credit	18,122	16,190
AMA assets (mortgage loans)[4]	247,490	233,793
Total Activity-based Requirement	2,316,523	2,255,778
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	50,554	49,557
Total Required Stock[2]	$2,367,077	$2,305,335

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2023 and 2022.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $221.6 million for the year ended December 31, 2023 compared to $130.3 million for the same period in the prior year. The weighted average dividend rate for the year ended December 31, 2023 was 8.47 percent which represented a dividend payout ratio of 59.8 percent compared to a weighted average dividend rate of 6.47 percent and a payout ratio of 54.1 percent for the year ended December 31, 2022. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in December 2023 were based on income during the three months ended November 30, 2023. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold (DPT) rate before paying a higher rate to holders of Class B Common Stock. The DPT is a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal. The DPT effective for dividends paid during 2022 and the first quarter of 2023 was equal to the average overnight Federal funds effective rate minus 100 basis points. On March 24, 2023, the board of directors revised the DPT as the average effective overnight Federal funds rate for a dividend period minus 200 basis points. This DPT was effective beginning in the second quarter of 2023 and will continue to be effective until such time as it may be changed by the board of directors. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (DPT is floored at zero). Table 39 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2023:

Table 39

Applicable Rate per Annum	12/31/2023	09/30/2023	06/30/2023	03/31/2023
Class A Common Stock	4.75%	4.50%	4.00%	3.75%
Class B Common Stock	9.50	9.25	9.00	8.75
Weighted Average[1]	8.84	8.62	8.31	8.12
Dividend Parity Threshold:
Average effective overnight Federal funds rate	5.33%	5.26%	4.99%	4.52%
Spread to index	(2.00)	(2.00)	(2.00)	(1.00)
TOTAL (floored at zero percent)	3.33%	3.26%	2.99%	3.52%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 40 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2022:

Table 40

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

We anticipate that our stock dividends on Class A Common Stock and Class B Common Stock will remain at or near current dividend rates into 2024. Historically, dividend rates have moved directionally with short-term interest rates. Market conditions and movements in short-term interest rates can be unpredictable, and adverse market conditions may result in lower dividend rates in future quarters. If there is a change to the DPT in the future, the capital plan requires that we provide members notice of that change 90 days prior to a dividend payment.

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

We maintain an ERM program in an effort to enable the identification of all inherent significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. ERM is a process, effected by our board of directors, management and other personnel, applied in strategy setting and across FHLBank. It is designed to: (1) identify and evaluate potential risks or events that may affect FHLBank; (2) manage these risks to desired residual risk levels consistent with our Risk Appetite Statement; and (3) provide reasonable assurance regarding the achievement of FHLBank's strategic, operations, reporting and compliance objectives. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

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

As part of our ERM program, entity level risk assessment workshops are conducted with our management committees to identify and reach a general consensus on the primary risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other risk management strategies that might be implemented to better ensure alignment with our desired residual risk profile; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived residual risk. The results of these activities, including any risk strategies and action plans for enhancing risk management practices, are summarized in an annual risk assessment report, which is reviewed by the SRMC and approved by the board of directors.

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. The results of all risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the board of directors on a scheduled basis to keep our board of directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. As previously noted, our board of directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the board of directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, is substantial and reflects a high level of director fiduciary responsibility and accountability. In addition to establishing the formal Risk Philosophy Statement, Risk Appetite Statement, Risk Appetite Metrics and reviewing the annual and business unit risk assessment results, our board of directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Executive Team, the SRMC, the Asset/Liability Committee, the Credit Underwriting Committee, the Market Risk Analysis Committee, the ORC, the Disclosure Committee, the Technology Committee, and the Model Risk Management Committee, oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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
▪Cash or deposits;
▪Other acceptable real estate-related collateral, which includes privately issued collateralized mortgage obligations (CMOs), mortgages on multifamily residential real property, second mortgages on 1-4 family residential property, and mortgages on commercial real estate; or
▪In the case of any CFI, secured loans to small business, small farm and small agri‑business or securities representing a whole interest in such secured loans.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral collateral exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2023.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2023.

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

We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout 2023.

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years. We were in compliance with these regulations at all times during the year ended December 31, 2023.

We generally maintained stable access to the capital markets throughout 2023. A Contingency Funding Plan allows us to maintain sufficient liquidity in the event of operational disruptions at the FHLBank, the Office of Finance, or in the capital markets. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed documents concerning our vulnerability to transactions that contain triggers to gain an understanding of the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for uncleared derivative transactions and SBPAs. Our staff monitors triggers to properly manage any type of potential risks from triggers. For additional information regarding our credit exposure relating to derivative contracts, see Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

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

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2023 and 2022, we were a party to, or participated in, 36 and 31 SBPAs, respectively, in which our principal commitments were $1.0 billion and $0.9 billion, respectively. We were not required to purchase any bonds under any agreements during the year ended December 31, 2023.

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

Operations Risk Management: Operations risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, and external events (including fraud, security incidents, and business disruptions). A number of strategies are used to manage and mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, comprehensive risk assessments conducted at the entity and business unit level, and periodic reviews by our Internal Audit department. The ORC serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

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

Systems Malfunctions and Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide security program. The goal of our enterprise security program is to maintain a security framework such that: (1) physical and information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) physical and information assets and information systems are available when needed; and (4) cybersecurity threats and/or other information security risks are identified, monitored, and addressed through our enterprise information security program. For additional information on cybersecurity and cybersecurity threats, see Item 1C – “Cybersecurity.”

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

Under the RMP, our base case DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the FHFA requires that the FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a positive non-zero boundary on post-shock interest rates, no additional calculations are necessary to meet this FHFA requirement when applicable. When DOE exceeds the limits established by the RMP, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed.

Table 41 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 41

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2023	3.3	2.1	1.2
09/30/2023	3.2	2.2	1.9
06/30/2023	2.3	1.6	2.0
03/31/2023	1.8	1.8	2.4
12/31/2022	1.7	1.7	2.1

The primary factors contributing to the net changes in duration from December 31, 2022 to December 31, 2023 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable rate CMOs and their effective cap levels; (2) the increase in percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund advance activity. The increase in shorter-term and relative change in longer-term interest rates during the period impacted the implied forward rates and the valuation of the variable rate CMO investments with lower effective interest rate caps. This impact resulted in a longer duration profile in the base and +200 interest rate shock scenarios. In addition, the relative changes in interest rates and mortgage rates during the period caused the mortgage loan portfolio contribution to duration to shorten less than the associated liabilities, contributing to the increase in the asset sensitive DOE profile in the base case. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios, including the increasing asset-sensitive DOE in the up 200 basis point scenario. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios.

The change in interest rates during the period generally shortened the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program” so the duration profile changed as expected as prepayments increased slightly for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). Generally, changes in the profile of the liability portfolio corresponds with the expected duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including changes in interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.3 months and 1.1 months for December 31, 2023 and 2022, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 42 presents MVE as a percent of TRCS. As of December 31, 2023, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of December 31, 2023 (see Table 38 under Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of December 31, 2023. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Generally, a positive duration position accompanied by rising interest rates would negatively impact the base market value of equity (numerator). Likewise, as capital increases, the MVE/TRCS ratio declines since the capital level is the denominator in the ratio. While the change in interest rates contributed to the overall impact on base MVE during the period, the changes were limited with the ratio maintaining consistent levels in the base case and interest rate shock scenarios during the period.

Table 42

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2023	145	153	157
09/30/2023	136	144	150
06/30/2023	143	148	154
03/31/2023	143	148	154
12/31/2022	143	148	154

Detail of Derivative Instruments by Type of Instrument by Type of Risk
Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Tables 43 and 44 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 43

12/31/2023
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$11,315,760	$(2,205)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	113,400	4,215
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,071,800	(9,227)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	201,138	834
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	52,141	7
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,050,000	(4,065)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,766,473	48,363
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	293,000	(26)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	628,027	20,659
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	698
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	41,641	128
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	5,261,131	453
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	3,727,296	911
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,599,000	(18,313)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	14,797,000	(241,011)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,312,000	(72,918)
TOTAL				$51,533,807	$(271,497)

Table 44

12/31/2022
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$8,219,720	$39,770
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	309,650	9,795
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	176,464	234
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	34,257	1,107
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,243,924	74,972
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,250,000	770
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	798,500	43
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	652,700	32,883
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	1,727
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	33,882	(149)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay floating interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	7,508,162	1,003
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay floating interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	12,564,086	(1,095)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,304,500	(18,280)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	8,053,000	(458,805)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,902,000	(124,715)
Variable rate non-callable consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	100,000	(8)
TOTAL				$49,454,845	$(440,748)

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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Accounting Officer, our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

PART III

Item 10: Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
Table 45 sets forth certain information about each of our executive officers as of the filing date of this annual report on Form 10-K.
Table 45

Executive Officer	Age	Position Held
Jeffrey B. Kuzbel	57	President and Chief Executive Officer
Sonia R. Betsworth	62	EVP/Chief Administrative Officer
Carl M. Koupal, III	40	EVP/Chief Legal and Ethics Officer, Corporate Secretary
Brian J. Dreher	53	SVP/Chief Information Officer
Dan J. Hess	58	SVP/Chief Business Officer
Amanda J. Kiefer	48	SVP/Chief Human Resources and Inclusion Officer
Thomas E. Millburn[1]	53	SVP/Chief Audit Executive
Martin L. Schlossman, Jr.	55	SVP/Chief Risk Officer
Amy J. Crouch	48	FVP/Chief Accounting Officer, Principal Financial Officer
__________
1    Although Mr. Millburn is a non-voting member of FHLBank's executive team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Exchange Act because he is not in charge of a principal business unit, division or function, nor does he perform a policy making function.

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Chief Audit Executive and the CRO, may be removed from office or discharged by the board of directors or the President and CEO with or without cause. The Chief Audit Executive may be removed from office, with or without cause, only with the approval of the Audit Committee. The CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.

There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was or is to be selected as an officer of FHLBank, including no employment agreement between any executive officer and FHLBank.

Except as otherwise indicated below, each officer has been engaged in the principal occupation listed above for at least five years:

Jeffrey B. Kuzbel became President and CEO in January 2024, after serving as Executive Vice President and CFO starting in January 2022, and Senior Vice President and CFO starting in April 2021. Prior to joining FHLBank in 2021, Mr. Kuzbel served as LIBOR Transition Executive at Capital One Financial from 2019 to March 2021; Treasury & Balance Sheet Management CFO at Capital One Financial from 2016 through 2018; Managing Vice President, Balance Sheet Management, at Capital One Financial from 2013 through 2015; Vice President, Balance Sheet Strategy from 2010 through 2012; and Senior Director, Treasury Finance & Analytics during 2009. Prior to his tenure at Capital One Financial, Mr. Kuzbel served as Lead Director – Market Risk Management for Freddie Mac, as Vice President – Fixed Income Portfolio Management and Trading at Advanced Investment Management, Inc., and as Head of Investments at the Federal Home Loan Bank of Pittsburgh.

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

Carl M. Koupal, III, became Executive Vice President and Chief Legal and Ethics Officer (CLEO), Corporate Secretary in January 2024, after serving as Senior Vice President and CLEO, Corporate Secretary starting in October 2022. Mr. Koupal is responsible for overseeing FHLBank’s Legal Services, Housing and Community Development, Government and Industry Relations, Corporate Communications, and Corporate Governance activities. Mr. Koupal previously served as Chief Compliance and Ethics Officer & General Counsel, Corporate Secretary starting in October 2021; First Vice President, Associate General Counsel, Director of Legal Services and Compliance, Corporate Secretary from April 2018 to October 2021; and as Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary from March 2016 through March 2018. Mr. Koupal joined FHLBank in 2008 as a Law Clerk and was promoted to Staff Attorney in 2009; Legal and Compliance Officer in 2011; Assistant Vice President, Assistant General Counsel, Director of Compliance and Assistant Corporate Secretary in 2014; and Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary in 2016.

Brian Dreher became Senior Vice President and Chief Information Officer (CIO) in January 2022, after serving as Vice President and Director of IT Infrastructure & Operations starting in 2014. Mr. Dreher is responsible for FHLBank’s Information Technology activities, including IT governance, application solutions delivery, information security, infrastructure, and operations. He served as Vice President, Assistant Director of Information Technology from 2010 to 2014, and Vice President and Software Development Manager from 2004 to 2010. He joined FHLBank in 1998.

Dan J. Hess became Senior Vice President and Chief Business Officer in March 2013. Mr. Hess is responsible for overseeing FHLBank’s Product Administration and Lending, Product Development and Research, Sales, Member Solutions, and Wire Services activities. Mr. Hess previously served as Senior Vice President, Director of Member Products from July 2009 to March 2013; First Vice President, Director of Sales from April 2002 to May 2009; and Senior Vice President, Director of Sales from May 2009 to July 2009. Mr. Hess joined FHLBank in 1995 as a Correspondent Banking Account Manager for Kansas. He was promoted to Lending Officer in 1997, to Assistant Vice President and Lending Manager in 1999, and to Vice President in 2000. Mr. Hess has announced his plans to retire on April 1, 2024.

Amanda J. Kiefer became Senior Vice President and Chief Human Resources and Inclusion Officer in October 2021. Ms. Kiefer is responsible for overseeing FHLBank’s Human Resources and DEIB activities. Ms. Kiefer previously served as First Vice President, Director of Human Resources and Inclusion since January 2016, and as Interim Director of Human Resources from October 2015 to January 2016. Ms. Kiefer joined FHLBank in 2011 as Officer and Corporate Counsel, and was subsequently promoted to Assistant Vice President, Assistant General Counsel and Office of Minority and Women Inclusion (OMWI) Officer.

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

Martin L. Schlossman, Jr., became Senior Vice President, CRO in March 2017, after serving as Interim CRO starting in January 2017. Mr. Schlossman is responsible for overseeing FHLBank’s Credit, Market Risk Analysis, and Operations Risk and Compliance activities. Mr. Schlossman previously served as Senior Vice President, Associate CRO from March 2012 through December 2016. He joined FHLBank in November 2000 as an Enterprise Risk Analyst and was promoted to Planning Officer in December 2001, Assistant Vice President in March 2004, Vice President in June 2005, and First Vice President in March 2009. He was named Associate CRO in June 2010 and was promoted to Senior Vice President in March 2012.

Amy J. Crouch became First Vice President and Chief Accounting Officer and FHLBank’s Principal Accounting Officer in January 2023. She was named Interim Principal Financial Officer in January 2024. Ms. Crouch is responsible for FHLBank’s Accounting activities, including financial reporting. Ms. Crouch previously served as Vice President, Director of Financial Reporting since September 2011, and as SEC Reporting and Compliance Manager from April 2008 to September 2011. She joined FHLBank in 2005 as SEC Reporting and Compliance Accountant.

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

On November 7, 2023, Steven G. Bradshaw from the State of Oklahoma, Craig A. Meader from the state of Kansas, and Gregg Vandaveer from the state of Oklahoma were each declared elected as member directors, and Holly M. Johnson was declared elected as an independent director of FHLBank’s board of directors. Each of the directors elected in 2023 will serve four-year terms expiring December 31, 2027.

Table 46 sets forth certain information regarding each of our directors as of the filing date of this annual report on Form 10-K.
Table 46

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Milroy A. Alexander	74	Independent	January 2015	December 2024	(a), (b), (c), (e) Chair
Steven G. Bradshaw	64	Member	January 2024	December 2027	(d), (f)
Thomas E. Henning	71	Independent	January 2023	December 2026	(a), (b), (d)
Michael B. Jacobson	70	Member	January 2022	December 2025	(d), (f)
Holly Johnson	60	Independent	January 2016	December 2027	(a) Chair, (c), (d)
Lynn Jenkins Katzfey	60	Independent	July 2019	December 2024	(e), (f)
Barry Lockard	58	Member	January 2019	December 2026	(b), (c) Chair
Craig A. Meader	66	Member	January 2020	December 2027	(e), (f)
L. Kent Needham	70	Member	January 2013	December 2024	(a), (c), (d) Chair
Jeffrey R. Noordhoek	58	Independent	July 2020	December 2025	(b), (f)
Mark J. O’Connor	59	Member	May 2011	December 2025	(c), (e), (f) Chair
Thomas H. Olson, Jr.	58	Member	January 2013	December 2024	(a), (b) Chair, (c), (e)
Carla D. Pratt	55	Independent	January 2023	December 2026	(b), (e)
Douglas E. Tippens	69	Member	January 2015	December 2026	(a), (b), (d)
Gregg Vandaveer	71	Member	January 2024	December 2027	(e), (f)
Paul E. Washington	54	Independent	July 2021	December 2025	(a), (e)
Lance L. White	50	Member	January 2023	December 2026	(d), (f)

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

Steven G. Bradshaw has served as President Emeritus of BOKF, N.A., and BOK Financial, Tulsa, Oklahoma, since July 2022. He has also served as President and CEO of both BOKF, N.A., and BOK Financial, both of Tulsa, Oklahoma, from January 2014 to December 2021. Before joining BOKF, N.A., and BOKF Financial in 1991, he operated his wholly owned retail brokerage service. Although the board of directors did not participate in Mr. Bradshaw’s nomination since he is a member director, Mr. Bradshaw possesses a B.S. in Business Finance from the University of Central Oklahoma, graduated with distinction from the Southwestern Graduate School of Banking, and has over 30 years of banking experience that assists in his service as a director.

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

Barry J. Lockard is Chair of our board of directors. Mr. Lockard has served as President and CEO of Cornhusker Bank, Lincoln, Nebraska, since 2007. Mr. Lockard previously held senior leadership roles at Black and Decker, Cincinnati Bell, and First National Bank of Omaha. He also served eight years in the Nebraska Army National Guard. He has served on the boards of directors of the Nebraska Bankers Association, the American Bankers Association (ABA) Community Bankers Council, and is a trustee for the Graduate School of Banking at Colorado, where he has also served as a member of the faculty. Although the board of directors did not participate in Mr. Lockard’s nomination since he is a member director, Mr. Lockard possesses a bachelor’s degree in business administration, is a graduate of the Colorado Graduate School of Banking, and has more than 15 years as a bank CEO, that assists in his service as a director.

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

L. Kent Needham has served as Chairman and CEO of The First Security Bank, Overbrook, Kansas, since July 2022. He served as Chairman, President and CEO of The First Security Bank, Overbrook, Kansas from 2007 to 2022. Prior to that he served as President/CEO and Director of First State Bank & Trust in Tonganoxie, Kansas from 1993 to 2007; Executive Vice President and Director of Farmers Bank & Trust, N.A. in Great Bend, Kansas, from 1981 to 1992; and Assistance Vice President of Western National Bank in Amarillo, Texas from 1977 to 1980. Mr. Needham began his banking career at Coffeyville State Bank in Coffeyville, Kansas, where he served as a loan officer from 1975 to 1976. Mr. Needham is a graduate of the Graduate School of Banking at Colorado. Mr. Needham previously served as a member of the Board of Trustees and as Chairman of the Graduate School of Banking at Colorado, served as a member of the Board of Directors and as Chairman of the Kansas Bankers’ Association, and previously served on a number of committees of the ABA. Although the board of directors did not participate in Mr. Needham's nomination since he is a member director, Mr. Needham possesses an MBA, is a graduate of the Colorado Graduate School of Banking, and has over 40 years of banking experience, including more than 20 years as CEO, that assists in his service as a director.

Jeffrey R. Noordhoek has served as CEO of Nelnet, Inc., a publicly traded company, since January 2014, and previously served as President of Nelnet, Inc., from January 2006 through December 2013. The board of directors considered Mr. Noordhoek's qualifications, skills and attributes, including his position as CEO of Nelnet, Inc., which is a publicly traded company listed on the New York Stock Exchange and is the largest education payment plan provider in the United States; his lending, financial services, capital markets and derivatives experience; his experience overseeing a large team of information technology and IT security professionals; and his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and risk management practices, when making his nomination.

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

Carla D. Pratt has served as the Ada Lois Sipuel Fisher Chair in Civil Rights, Race, and Justice in Law at the University of Oklahoma College of Law since May 2022. Prior to her current position she served as Dean and Professor of Law at Washburn University School of Law in Topeka, Kansas, from July 2018 to May 2022. Prior to joining Washburn University School of Law, she served various faculty and administrative roles at Penn State’s Dickinson School of Law beginning in July 2000. Prior to joining academia, she practiced insurance law and commercial litigation. The board of directors considered Ms. Pratt’s qualifications, skills and attributes, including her position as former Dean and Professor of Law at Washburn University School of Law; her service as an Associate Justice of the Standing Rock Sioux Supreme Court; her service on the accrediting body that is authorized by the U.S. Department of Education to accredit American law schools; her experience and deep understanding of diversity and inclusion issues and initiatives; her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, risk management practices, and the law; and her ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with racial and gender diversity, when making her nomination.

Douglas E. Tippens has served as Executive Vice President of BancFirst, Oklahoma City, Oklahoma, since December 2017. He served as Market President of BancFirst from November 2015 to December 2017. Before his service at BancFirst, Mr. Tippens served as President and CEO of Bank of Commerce, Yukon, Oklahoma, since 2006, and served on the board of directors of Bank of Commerce, Chelsea, Oklahoma, since 2013. Although the board of directors did not participate in Mr. Tippens’ nomination since he is a member director, Mr. Tippens possesses a B.S. in agriculture economics and an MBA, is a graduate of the Graduate School of Banking at the University of Wisconsin, has more than 40 years of banking experience, including 10 years as president and CEO, and served on the board of directors of the Federal Reserve Bank of Kansas City, Oklahoma City Branch, that assists in his service as a director.

Gregg Vandaveer has served as Sooner State Bank's Chairman of the Board since 2022 where he previously served as President and CEO from 2001 to 2021. Prior to joining Sooner State Bank, he served as President and CEO of Oklahoma State Bank from 1998 to 2001; Executive Vice President and Chief Lending Officer of First Enterprise Bank from 1995 to 1998; Executive Vice President and Member of the Board of Directors at American Bancorp of Oklahoma from 1987 to 1994; Vice President: Correspondent Banking for United Oklahoma Bank from 1983 to 1987; and Vice President of Johnco, Inc. Although the board of directors did not participate in Mr. Vandaveer’s nomination since he is a member director, Mr. Vandaveer possesses a B.S. in journalism, is a graduate of the Southwestern Graduate School of Banking, the ABA Commercial Lending School, and the Oklahoma Bankers Association Intermediate School of Banking, and has more than 30 years of banking experience, including more than 20 years as president and CEO, that assists in his service as a director.

Paul E. Washington has served as Executive Vice President for IMA Financial Group, Denver, Colorado, since May 2021, where he is responsible for mergers & acquisitions, commercial real estate strategy, communications, governance, administration, and investments. Mr. Washington served as market director (a regional president-equivalent position) for JLL, a Fortune 500, SEC registered commercial real estate services company from April 2017 to May 2021. He currently serves on the boards of directors for Independent Bank Group, Inc.; Colorado Concern; Downtown Denver Partnership; and Denver Museum of Nature & Science. Mr. Washington holds bar licenses in Colorado and California and previously served on the Colorado Housing and Finance Authority board of directors from 2013 to 2021 where he served as both board Chair and Chair of the Finance committee. The board of directors considered Mr. Washington's qualifications, skills, and attributes, including his degree in business and his J.D. and L.L.M. in taxation; his prior experience in leading a large real estate services company; his prior service on the board of directors of the Colorado Housing and Finance Authority; his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, risk management practices, and the law; and his ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with racial diversity, when making his nomination.

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
Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Holly Johnson (Chair), Milroy A. Alexander, Thomas E. Henning, L. Kent Needham, Thomas H. Olson, Jr., Douglas E. Tippens, and Paul E Washington.

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

The named executive officers in 2023 were: (1) the President and CEO; (2) the Executive Vice President and CFO; (3) the Executive Vice President and CAO; (4) the Senior Vice President and CRO; (5) the Senior Vice President and CLEO (collectively, the Named Executive Officers).

In determining the appropriate total compensation package for our Named Executive Officers for 2023, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2023, we provided competitive compensation opportunities for our Named Executive Officers based in part on adjustments to base salary in line with our Executive Pay Philosophy and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. The achievement of both short- and long-term goals translated to above target incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation, Human Resources and Inclusion Committee of the board of directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2023 included:
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

Elements of Executive Compensation in 2023: To implement our compensation objectives, the elements of our 2023 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

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

For 2023 compensation, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan).

The Compensation Committee generally considers a market composite benchmark when making pay decisions regarding the Named Executive Officers. The market composite benchmark created by McLagan is calculated by considering publicly available proxy data for regional and community banks with assets between $10 billion and $20 billion and other FHLBanks. Additionally, in calculating the market composite benchmark, for the commercial banks' peer group, Divisional Heads are used as the relevant comparison at the median. For the other FHLBanks' peer group, overall Functional Heads are used at the median.

The following is a list of regional and community banks with $10 billion to $20 billion in assets, which is the market peer group used for the 2023 compensation benchmarks:

Apple Financial Holdings	Independent Bank
Axos Financial, Inc.	Independent Bank Corp.
BancFirst Corporation	International Bancshares Corporation
Bank of North Dakota	Lakeland Bancorp, Inc.
Banner Bank	Mechanics Bank
Berkshire Bank	Merchants Bank of Indiana
Bremer Financial Corporation	Mutual of Omaha
Central Bancompany, Inc	NBT Bancorp Inc.
Columbia Bank – NJ	Northwest Bank – PA
Community Bank System, Inc.	OceanFirst Bank
CVB Financial Corp.	PlainsCapital Bank
Dime Community Bancshares, Inc.	Provident Financial Services
Eagle Bancorp Inc.	Renasant Corporation
Enterprise Financial Services Corp.	Sandy Spring Bank
FB Financial Corporation	Seacoast Banking Corporation of Florida
First BanCorp – PR	ServisFirst Bancshares, Inc.
First Bancorp NC	State Bank & Trust
First Busey Corporation	Stellar Bancorp, Inc.
First Financial Bancorp	TowneBank
First Financial Bankshares, Inc.	TriState Capital Bank
First Foundation Inc.	Trustmark Corporation
First Merchants Bank	Veritex Holdings, Inc.
First United Bank	Washington Trust Bank
Hilltop Holdings Inc.	WesBanco, Inc.
Hope Bancorp, Inc.	WSFS Financial Corporation

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

The FHLBank-based survey data is considered a primary peer group. For each of the FHLBank-based and market-based peer groups (the survey data), the Compensation Committee considered the 25th percentile, 50th percentile (median) and 75th percentile compensation ranges for analyzing executive positions similar to those of our Named Executive Officers in assessing the competitiveness of our total compensation for the Named Executive Officers. The Compensation Committee generally strives to establish annual base salary and incentive compensation opportunities for our Named Executive Officers in the median range of the survey data reviewed assuming target level performance would be achieved. The ultimate compensation determined appropriate in any given year, however, will depend on the scope of a Named Executive Officer’s responsibilities as compared to similar positions within our identified peer group(s), the experience and performance of the individual Named Executive Officer, and our overall performance. While survey information is one factor in setting compensation for our Named Executive Officers, surveys are not the sole governing factor and independent decisions by the Compensation Committee are necessary to make compensation consistent with our financial condition and future prospects.

Annual Base Salary - A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and made effective January 1st, following an analysis of our total compensation practices, the survey data, and FHLBank’s performance.

For 2023, the Compensation Committee determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that are regarded as peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail previously under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2023 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups; (3) performance of FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

A final factor that the Compensation Committee generally considers in determining base salary increases in its effort to retain our Named Executive Officers is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective to that of the survey data and helps ensure our executive compensation practices are internally consistent and equitable.

The Compensation Committee also considered guidance and communications from our regulator, the FHFA, in determining total compensation for the Named Executive Officers as more specifically addressed below under “FHFA Oversight.”

In 2023, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive base and total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. The CEO salary increase was recommended by the Compensation Committee and approved by the board of directors. Table 47 presents the total base salary and the percentage of salary increase for the Named Executive Officers, effective January 1, 2023:

Table 47

Named Executive Officer	Percentage Increase	Salary
Mark E. Yardley, President & CEO[1]	12.5%	$900,000
Jeffrey B. Kuzbel, EVP & CFO	6.3	470,000
Sonia R. Betsworth, EVP & CAO	7.2	370,000
Martin L. Schlossman, Jr., SVP & CRO	8.3	365,000
Carl M. Koupal, III, SVP & CLEO	7.5	360,000

1    Mark E. Yardley served as President & CEO through December 31, 2023 and as a non-executive Senior Advisor until February 1, 2024.

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

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the board of directors, and are distributed only in accordance with such achievement. In 2023, we achieved at or above target attainment for each of the pre-established goals.

In the fourth quarter of 2022, goal metrics, metric performance ranges and metric weights for cash incentive award opportunities under the 2023 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2023 performance objectives, as appropriate, before submitting the objectives to the board of directors for approval.

For the Base Performance Period of January 1, 2023 to December 31, 2023, the board of directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2024 to December 31, 2026, over which FHLBank applies an interest rate credit compounding annually, as further described below, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Total Base Opportunity is capped at 100 percent of the Participant’s Earned Base Salary. Table 48 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 48

Position	Total Base Opportunity
	Threshold	Target	Optimum
President & CEO	37.5%	75.0%	112.5%
EVP	30.0	60.0	90.0
SVP	25.0	50.0	75.0

The Total Base Opportunity Goal Metrics for 2023 are described in Table 49:

Table 49

Total Base Opportunity Goal Metric	Definition
Return on Equity Spread to SOFR[1]
The spread between (a) adjusted net income (before assessment of the Affordable Housing Program (AHP) commitment) divided by the daily average total regulatory capital and (b) the daily average of overnight SOFR.

Advance Penetration Spread
Advance penetration spread is defined as a four-quarter average of the total advances outstanding to members divided by the total assets of members less the same measurement of total advances to total assets for members of other FHLBanks.

Diversity, Equity and Inclusion Education and Culture
FHLBank’s Diversity, Equity and Inclusion (DEI) initiative is defined as the advancement of DEI, to the maximum extent possible in balance with financially safe and sound business practices, through inclusion and utilization of diverse-owned businesses as vendors and the inclusion of diverse individuals within its workforce, as defined in the DEI Policy, in all business activities of FHLBank.

Diversity, Equity and Inclusion Business Practice Outcome Measures
Points are awarded by achievement of the following (one point awarded for each): (1) Workforce: Attain a workforce ratio of at least 12% business partners of color as of 12/31/2023. (2) Workforce: Participate in four outreach opportunities to support diversifying our workforce or members of the board of directors. (3) Marketplace: Participate in four outreach opportunities with diverse-owned vendors. (4) Marketplace: Participate in four outreach opportunities with diverse broker dealers. (5) Marketplace: Increase the number of viable and certified diverse suppliers in Supplier GATEWAY by 12. (6) Culture: Celebrate cultural diversity of business partners at four FHLBank-sponsored events.

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

1    As part of evaluating our financial performance and measuring EICP performance, we begin with the components of “adjusted income”, a non-GAAP financial measures defined in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (excluding net interest settlements); (3) prepayment and yield maintenance fees; (4) non-routine and/or unpredictable items, such as gains/losses on securities; and (5) non-recurring items, such as gains/losses on retirement of debt and gains/losses on mortgage loans held for sale. For measuring our EICP performance, we further adjust for other items excluded because they are not considered a part of our routine operations or ongoing business model, such as interest expense on mandatorily redeemable capital stock, amortization of derivative option costs and amortization/accretion of premium/discount on unswapped MBS classified as trading.

The profit- and mission-oriented objectives “Return on Equity Spread to SOFR” and “Advance Penetration Spread” were based on the belief that profitability and mission focus are critical to the long-term viability of the organization. The “Diversity, Equity and Inclusion Education and Culture” and “Diversity, Equity and Inclusion Business Practice Outcome Measures” reflect our commitment to diversity across all levels of our business, from recruiting and growing our business partners to selecting our suppliers. We recognize that by harnessing the power of our collective similarities and differences FHLBank is better able to deliver on our mission. We believe this makes FHLBank a better place to work and a better partner for our cooperative members. Finally, the “Risk Management – Market, Credit and Liquidity Risks” and the “Risk Management – Compliance, Business and Operations Risks” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, compliance, credit, liquidity, market and operations risks, to incent strong risk management practices and to reward positive risk management performance as determined by the board of directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value.

The Total Base Opportunity available to Participants for the Financial Performance Goals shall be adjusted as reflected in Table 50 below if the daily average Total Regulatory Capital is below 4.75 percent for 2023. The Financial Performance Goals include the Return on Equity Spread to SOFR and Advance Penetration Spread, which represent 50 percent of the Base Opportunity Metric Weights at Table 52.

Table 50

Daily Average Total Regulatory Capital	Financial Performance Goals Adjustment
≥4.75%	0%
≥4.70% and <4.75%	(25)%
≥4.65% and <4.70%	(50)%
≥4.60% and <4.65%	(75)%
<4.60%	(100)%

Award levels were set at Threshold, Target and Optimum percentages of annual base salary. Table 51 sets forth the specific annual goal performance ranges, the actual achievement levels, and the incentive payout for each of our Total Base Opportunity Goal Metrics in 2023:

Table 51

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement	Incentive Payout[1]
	Threshold	Target	Optimum
Return on Equity Spread to SOFR	2.43%	3.43%	4.03%	4.75%	150.00%
Advance Penetration Spread	1.20%	1.70%	2.20%	2.09%	139.00%
Diversity, Equity and Inclusion Education and Culture	80.00%	85.00%	90.00%	91.73%	150.00%
Diversity, Equity and Inclusion Business Practice Outcome Measures (6.0 point scoring scale)	2.00	4.00	6.00	6.00	150.00%
Risk Management – Market, Credit and Liquidity Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.30	115.00%
Risk Management – Compliance, Business and Operations Risks (5.0 point scoring scale)	4.00	4.50	5.00	4.68	118.00%
TOTAL WEIGHTED AVERAGE INCENTIVE PAYOUT					135.50%

1    If the actual achievement is Optimum or higher, the incentive payout is capped at 150.00 percent.

We believe the goals incorporated into the EICP are indicative of our balanced approach to profitability, mission and member-focus, and risk management. As reflected in Table 51, we achieved in excess of Optimum for the Return on Equity Spread to SOFR and above target for the Advance Penetration Spread. We achieved Optimum for Education and Culture and Optimum for the Business Practice Outcome Measures of the DEI goals. We exceeded Target performance for Market, Credit and Liquidity and Compliance, Business and Operations of the Risk Management goals.

Table 52 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2023:

Table 52

Performance Objective	Metric Weight
Return on Equity Spread to Secured Overnight Financing Rate	40%
Advance Penetration Spread	10
Diversity, Equity and Inclusion Education and Culture	5
Diversity, Equity and Inclusion Business Practice Outcome Measures	5
Risk Management - Market, Credit, and Liquidity	20
Risk Management - Compliance, Business, and Operations	20
TOTAL	100%

Table 53 presents the base salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer as calculated under the EICP for the Base Performance Period of January 1, 2023 to December 31, 2023 and the Deferral Performance Period, which is the three-year period from January 1, 2024 to December 31, 2026:

Table 53

Named Executive Officer	Base Salary	Incentive Percent of Base Salary	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Mark E. Yardley, President & CEO	$900,000	100.00%	$900,000	$450,000	$450,000
Jeffrey B. Kuzbel, EVP & CFO	470,000	81.30	382,111	191,056	191,055
Sonia R. Betsworth, EVP & CAO	370,000	81.30	300,811	150,406	150,405
Martin L. Schlossman, Jr., SVP & CRO	365,000	67.75	247,288	123,644	123,644
Carl M. Koupal, III, SVP & CLEO	360,000	67.75	243,900	121,950	121,950

1    Cash Incentive is included as non-equity incentive plan compensation in Table 57 for all Named Executive Officers.

The final value of the Deferred Incentive portion of the Total Base Opportunity for the calendar year 2024 to calendar year 2026 is measured by applying a six percent interest credit, compounded annually, to the Deferred Incentive presented in Table 53, as long as FHLBank has an MVE of not less than 100 percent of TRCS outstanding, as of the last day of the Deferral Performance Period.

For any Performance Period, an award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee. The Compensation Committee may, in its discretion, reduce or eliminate an award payable under the EICP under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our FHFA examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the board of directors finds a serious, material safety or soundness problem or a serious, material risk management deficiency exists, or if: (a) operational errors or omissions result in material revisions to the financial results, information submitted to the FHFA, or to data used to determine incentive payouts; (b) submission of material information to the SEC, Office of Finance, and/or FHFA is significantly past due; or (c) we fail to make sufficient progress, as determined by the board of directors, in the timely remediation of significant examination, monitoring or other supervisory findings; (3) during the most recent FHFA examination, the FHFA identified an unsafe or unsound practice or condition that is material to the financial operation of FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, Deferred Incentive awards shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP. The Compensation Committee did not reduce or eliminate an award.

The EICP for the 2021-2023 Deferral Performance Period is subject to the following performance goal: (1) FHLBank must have an MVE of not less than 100 percent of TRCS outstanding as of the last day of the Deferral Performance Period; and (2) the calculation of the Final Deferred Incentive Award shall be calculated by applying an interest rate credit of six percent, compounded annually, to the Deferred Incentive.

Based on the performance results, Table 54 presents the Final Deferred Incentive Award for the 2021-2023 Deferral Performance Period for each Named Executive Officer:

Table 54

Named Executive Officer	Deferred Incentive	Final Deferred Incentive Award[1]
Mark E. Yardley, President & CEO	$233,705	$278,347
Jeffrey B. Kuzbel, EVP & CFO	—	—
Sonia R. Betsworth, EVP & CAO	79,191	94,318
Martin L. Schlossman, Jr., SVP & CRO	70,595	84,080
Carl M. Koupal, III, SVP & CLEO	—	—

1    The amount is included as non-equity incentive plan compensation in Table 57 for all Named Executive Officers.
2    The amount reflected is based on the Non-NEO EICP for which the goal achievement percentage is the same as the NEO EICP for the 2021-2023 Deferral Performance Period.

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

Bonuses - On occasion, the Compensation Committee may elect to award a Named Executive Officer additional compensation in the form of a bonus in recognition of that Named Executive Officer's performance. In April 2021, Mr. Kuzbel, joined FHLBank as SVP and CFO and received a hiring bonus in the amount of $150,000 with the first $100,000 paid on April 15, 2021 in accordance with his offer letter, and the remaining $50,000 bonus paid on the first payroll date following completion of his first year of employment with FHLBank. In 2021, Mr. Kuzbel also received an upfront relocation stipend of $25,000.

Retirement and Other Benefits - In 2023, certain of the Named Executive Officers were participants in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan), which was hard frozen December 31, 2019. All of the Named Executive Officers participate in the Federal Home Loan Bank of Topeka 401(k) Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of FHLBank (DC Plan). In response to federal legislation, which imposed restrictions on the retirement benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) to maintain the competitive level of our total compensation for executive officers, including the Named Executive Officers. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers and other eligible highly compensated employees that preserves and restores the full pension and thrift benefits that, due to IRC limitations, are not payable from the qualified pension plans.

DB Plan - The board of directors resolved, effective December 31, 2019, to: (1) freeze the DB Plan to discontinue the future accrual of new benefits under the DB Plan; and (2) revise the BEP to cease any further accrual of pension benefit under the BEP (as described further below).

Our DB Plan covered all full-time employees of FHLBank as of January 1, 2009 who met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by FHLBank as of December 31, 2008, including certain of the Named Executive Officers. Employees were not fully vested until they completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2023, four of the Named Executive Officers (the CEO, CAO, CRO, and CLEO) participated in the DB Plan, which required no contribution from those four Named Executive Officers.

The DB Plan made available a normal retirement benefit, at or after age 65 where a Named Executive Officer participant has met the vesting requirement, equal to 2.0 percent of their highest three-year average salary multiplied by their years of benefit service, up to 30 years. Three Named Executive Officer participants (Messrs. Yardley and Schlossman and Ms. Betsworth) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the prior benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

Early retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, Named Executive Officer participants meeting the five-year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. Each of the Named Executive Officers participating in the DB Plan is eligible for early retirement. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3.0 percent times the difference between the age of the early retiree and age 65. If the Named Executive Officer was employed prior to September 1, 2003 and their age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.

DC Plan - The DC Plan is a tax-qualified, defined contribution plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations (see “BEP” below).

All employees who have met the eligibility requirements can choose to participate in the DC Plan. We match employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested. During 2023, matching ratios for all employees, including the Named Executive Officers (with the exception of Mr. Kuzbel), under the DC Plan were as follows:

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

BEP - The BEP is an unfunded, nonqualified supplemental executive retirement plan that permits Named Executive Officers and certain other executives to defer compensation and to receive matching contributions that would otherwise have been made or accrued under FHLBank’s DC Plan, as appropriate, but for the limitations imposed by the IRC. Each of the Named Executive Officers are participants in the BEP. As part of Mr. Kuzbel's offer letter, he is eligible to receive an employer contribution of 10 percent as though he were a five-year, tenured employee of FHLBank.

The BEP allows the Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2023, the rate of return earned on the defined contribution portion of the BEP was 6.83 percent, which was our 2022 return on equity.

Named Executive Officers are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2023, each of the Named Executive Officers would be entitled to receive their respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 61 under the column titled “Aggregate Balance at Last FYE.”

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

Perquisites - The board of directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of ongoing perquisites that were provided to the Named Executive Officers in 2023 include cell phone reimbursement, limited spousal travel and limited club dues. Total perquisites to each Named Executive Officer are presented in Table 58.

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

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 55 presents the term and amounts that would have been payable to the Named Executive Officer under the Executive Officer Severance Policy as of December 31, 2023, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see “Change in Control Plan” below):

Table 55

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Mark E. Yardley[3]	12	$900,000	$23,506	$923,506
Jeffrey B. Kuzbel[4]	9	352,500	25,768	378,268
Sonia R. Betsworth	9	277,500	17,629	295,129
Martin L. Schlossman, Jr.	6	182,500	13,408	195,908
Carl M. Koupal, III[5]	6	180,000	17,179	197,179

1    Severance Amount equals the number of months of base salary as described under the Executive Officer Severance Policy.
2    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Executive Officer Severance Policy.
3    In December 2023, Mr. Yardley ceased to serve as President and CEO effective December 31, 2023; consequently, the Severance Policy was no longer applicable to Mr. Yardley as of January 1, 2024.
4    Effective January 1, 2024, Mr. Kuzbel became President and CEO making him eligible for 12 months of severance benefits as of that date.
5    Effective January 1, 2024, Mr. Koupal became Executive Vice President making him eligible for 9 months of severance benefits as of that date.

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

Table 56 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating Named Executive Officers as of December 31, 2023 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 56

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Mark E. Yardley[4]	$2,691,000	$2,018,250	$70,518	$4,779,768
Jeffrey B. Kuzbel[5]	940,000	564,000	68,715	1,572,715
Sonia R. Betsworth	740,000	444,000	47,012	1,231,012
Martin L. Schlossman, Jr.	365,000	182,500	26,816	574,316
Carl M. Koupal, III	360,000	180,000	34,357	574,357

1    Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.
2    Compensation multiplier times target Total Base Opportunity reflected in the 2023 EICP Targets as described in under the Change in Control Plan.
3    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Plan.
4    In December 2023, Mr. Yardley ceased to serve as President and CEO effective December 31, 2023; consequently, the Change in Control Plan was no longer applicable to Mr. Yardley as of January 1, 2024.
5    Effective January 1, 2024, Mr. Kuzbel became President and CEO making him eligible for the Tier 1 compensation multiplier as of that date.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2023 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2023 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter- and longer-term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

FHFA Oversight: Section 1113 of the Recovery Act requires that the Director of the FHFA prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In 2009, the FHFA issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance that include: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank capital stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the board of directors should promote accountability and transparency in the process of setting compensation. On January 28, 2014, the FHFA issued a final rule on executive compensation, which defines “reasonable” and “comparable” compensation and establishes the review and approval process for certain compensation payments and agreements. The FHLBank is subject to additional supervisory guidance and oversight from the FHFA, from time to time.

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

The Compensation, Human Resources and Inclusion Committee
of the board of directors
Thomas H. Olson, Jr., Chair
Milroy A. Alexander
Thomas E. Henning, Chair Designate
Barry J. Lockard
Jeffrey R. Noordhoek
Carla D. Pratt
Douglas E. Tippens

Table 57 presents the Summary Compensation Table for the Named Executive Officers for the years for which they represented Named Executive Officers of FHLBank.
Table 57

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Mark E. Yardley[4]	2023	$900,000	$—	$820,046	$700,625	$132,871	$2,553,542
President & CEO	2022	800,000	—	721,642	69,058	114,339	1,705,039
	2021	725,000	—	481,944	407,337	105,952	1,720,233
Jeffrey B. Kuzbel[5]	2023	470,000	—	191,056	3,993	70,544	735,593
EVP & CFO	2022	442,000	50,000	175,101	3,533	60,614	731,248
	2021	322,500	125,000	132,942	619	161,543	742,604
Sonia R. Betsworth[6]	2023	370,000	—	279,660	236,248	51,895	937,803
EVP & CAO	2022	345,000	—	250,056	22,762	45,376	663,194
	2021	335,000	—	176,948	17,490	44,207	573,645
Martin L. Schlossman, Jr.[7]	2023	365,000	—	237,831	107,417	49,431	759,679
SVP & CRO	2022	337,000	—	211,707	8,606	43,477	600,790
	2021	328,500	—	162,659	4,211	42,668	538,038
Carl M. Koupal, III[8]	2023	360,000	—	121,950	24,868	48,014	554,832
SVP & CLEO	2022	335,000	—	110,594	448	43,672	489,714

1    All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under FHLBank’s EICP, subject to the approval of the Compensation Committee and not disapproved by the FHFA. The deferred compensation earned and the accrued component of the EICP for 2020 was reduced when paid in 2021. In 2023, the amount of these reductions, which was $91,699, $34,936, and $30,107 for Mr. Yardley, Ms. Betsworth, and Mr. Schlossman, respectively, was paid at the discretion of the Board of Directors. The amounts in the table reflect the actual amounts paid in the respective years.
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
3    The 2023 components of All Other Compensation are provided in Table 58.
4    Above market earnings attributable to the BEP were $49,625, $69,058, and $56,337 for 2023, 2022, and 2021, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $221,000, $(444,000), and $111,000 for 2023, 2022, and 2021, respectively. The aggregate change in the value of the accumulated benefit under the defined benefit portion of the BEP was $430,000, $(1,077,000), and $240,000 for 2023, 2022, and 2021, respectively.
5    Above market earnings attributable to the BEP were $3,993, $3,533, and $619 for 2023, 2022 and 2021, respectively.
6    Above market earnings attributable to the BEP were $17,248, $22,762, and $17,490 for 2023, 2022, and 2021, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $151,000, $(651,000) and $(62,000) for 2023, 2022, and 2021, respectively. The aggregate change in the value of the accumulated benefit under the defined benefit portion of the BEP was $68,000, $(321,000) and $(18,000) for 2023, 2022, and 2021, respectively.
7    Above market earnings attributable to the BEP were $8,417, $8,606, and $4,211 for 2023, 2022, and 2021, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $69,000, $(406,000) and $(51,000) for 2023, 2022 and 2021, respectively. The aggregate change in the value of the accumulated benefit under the defined benefit portion of the BEP was $30,000, $(184,000), and $(16,000) for 2023, 2022, and 2021, respectively.
8    Above market earnings attributable to the BEP were $868 and $448 for 2023 and 2022, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $24,000 and $(223,000) for 2023 and 2022, respectively.

Table 58 presents the components of “All Other Compensation” for 2023 as summarized in Table 57. There were no perquisites or personal benefits of more than $10,000 in aggregate for any Named Executive Officer for 2023.
Table 58

Named Executive Officer	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Mark E. Yardley	$855	$4,132	$33,000	$94,885	$—	$132,871
Jeffrey B. Kuzbel	804	5,411	19,027	45,302	—	70,544
Sonia R. Betsworth	634	770	21,210	28,746	536	51,895
Martin L. Schlossman, Jr.	625	759	19,689	28,358	—	49,431
Carl M. Koupal, III	616	749	26,152	20,215	282	48,014

Table 59 presents the Grants of Plan Based Awards Table for the Named Executive Officers.
Table 59

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Mark E. Yardley	EICP-Cash Incentive	$168,750	$337,500	$506,250
President & CEO	EICP-Deferred Incentive Opportunity	168,750	337,500	506,250
Jeffrey B. Kuzbel	EICP-Cash Incentive	70,500	141,000	211,500
EVP & CFO	EICP-Deferred Incentive Opportunity	70,500	141,000	211,500
Sonia R. Betsworth	EICP-Cash Incentive	55,500	111,000	166,500
EVP & CAO	EICP-Deferred Incentive Opportunity	55,500	111,000	166,500
Martin L. Schlossman, Jr.	EICP-Cash Incentive	45,625	91,250	136,875
SVP & CRO	EICP-Deferred Incentive Opportunity	45,625	91,250	136,875
Carl M. Koupal, III	EICP-Cash Incentive	45,000	90,000	135,000
SVP & CLEO	EICP-Deferred Incentive Opportunity	45,000	90,000	135,000

1    Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2023. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and potential future payouts.

Pension Benefits: Table 60 presents the 2023 Pension Benefits Table for the participating Named Executive Officers.
Table 60

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	$3,078,000	$—
President & CEO	FHLBank Benefit Equalization Plan	30.000	5,996,000	—
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	30.000	2,137,000	—
EVP & CAO	FHLBank Benefit Equalization Plan	30.000	881,000	—
Martin L. Schlossman, Jr.	Pentegra Defined Benefit Plan for Financial Institutions	18.083	856,000	—
SVP & CRO	FHLBank Benefit Equalization Plan	18.100	324,000	—
Carl M. Koupal, III	Pentegra Defined Benefit Plan for Financial Institutions	10.500	226,000	—
SVP & CLEO	FHLBank Benefit Equalization Plan	N/A	—	—

Deferred Compensation: Table 61 presents the 2023 Nonqualified Deferred Compensation Table for the participating Named Executive Officers. Our fiscal year (FY) is 2023, with a fiscal year end (FYE) of December 31, 2023.
Table 61

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Mark E. Yardley, President & CEO	$97,885	$94,885	$152,675	$—	$2,527,807
Jeffrey B. Kuzbel, EVP & CFO	33,606	45,302	12,284	—	241,727
Sonia R. Betsworth, EVP & CAO	45,794	28,746	53,065	—	879,268
Martin L. Schlossman, Jr., SVP & CRO	97,223	28,358	25,896	—	470,386
Carl M. Koupal, III, SVP & CLEO	11,077	20,215	2,670	—	65,111

1    All amounts are also included in the salary column of Table 57.
2    The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2022) was $455,039 for Mr. Yardley, $4,152 for Mr. Kuzbel, $89,904 for Ms. Betsworth, $12,817 for Mr. Schlossman, Jr. , and $448 for Mr. Koupal. The amounts reported as preferential (above market) earnings for the current year are presented in Table 57.

CEO Pay Ratio: As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual Total Compensation of all our employees except our CEO (the "Median Employee"), and the annual total compensation of Mr. Yardley, our CEO, who is our principal executive officer. We identified the Median Employee in 2023 (see methodology below).

Methodology used to determine the Median Employee
We identified the Median Employee by comparing the 2023 compensation (i.e., base salary on December 31, 2023 combined with actual incentive compensation earned in 2023 but paid in 2024) for each of the employees who were employed by FHLBank on December 31, 2023, and ranking all 252 employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. Because there was an even amount of employees in the total count, we identified the two middle employees and selected the one with lower compensation to represent the initial median employee. Next, we identified the five employees with 2023 compensation higher than that initial median employee and the five employees with 2023 compensation lower than that initial median employee, constituting a total pool of 11 employees (the “Identified Pool”). We then calculated the 2023 Total Compensation for each employee in the Identified Pool for 2023 in the same manner as “Total Compensation” as shown for our CEO in the Summary Compensation Table, Table 57, which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at FHLBank. We ranked the 2023 Total Compensation for each employee in the Identified Pool from lowest to highest, and the employee from the Identified Pool in the middle is our Median Employee. The employees in the calculation included only full-time employees as all part-time employees and interns were excluded.

Methodology used to determine the CEO Pay Ratio for 2023
For the year ended December 31, 2023, the ratio of our CEO’s Total Compensation to the Total Compensation of our Median Employee was approximately 20:1. For the year ended December 31, 2023, the Total Compensation of the CEO, as reported in the Summary Compensation Table, Table 57, was $2,553,542, and the Total Compensation of the Median Employee for the same year ended December 31, 2023 was $125,286. As a result of our methodology for determining the pay ratio, the estimated pay ratio reported above may not be comparable to the pay ratio of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions to determine an estimate of their pay ratio, or may make adjustments that we do not make. In addition, no two companies have identical employee populations or compensation programs. As such, our pay ratio should not be used as a basis for comparison between companies.

Director Compensation: Table 62 presents the Director Compensation Table for the persons who served on our board of directors during 2023.
Table 62

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings[1]	Total
Donald R. Abernathy, Jr.	$120,000	$532	$120,532
Milroy A. Alexander	130,000	2,952	132,952
G. Bridger Cox	155,000	9,295	164,295
Thomas E. Henning	120,000		120,000
Michael B. Jacobson	120,000		120,000
Holly Johnson	130,000		130,000
Lynn Katzfey	120,000		120,000
Barry J. Lockard	134,500		134,500
Craig A. Meader	120,000		120,000
L. Kent Needham	130,000	2,182	132,182
Jeffrey R. Noordhoek	120,000		120,000
Mark J. O’Connor	130,000		130,000
Thomas H. Olson, Jr.	130,000		130,000
Carla D. Pratt	120,000		120,000
Douglas E. Tippens	120,000	14,580	134,580
Paul E. Washington	120,000		120,000
Lance L. White	120,000	545	120,545

1    Nonqualified deferred compensation earnings represents above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

Director Fees - The board of directors establishes on an annual basis a Board of Directors Compensation Policy governing compensation for board of director meeting attendance. Our 2023 Board of Directors Compensation Policy (2023 Policy) was adopted January 26, 2023 and became effective January 1, 2023. This policy was established in accordance with the Bank Act and FHFA regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the FHFA determines are not reasonable. To compensate them for their time while serving as directors, our 2023 Policy provided that each director shall be paid one-fourth of their maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

The Maximum Annual Compensation amounts are based on an evaluation of McLagan market research data, including the appropriate peer group and peer positioning, a fee comparison among the FHLBanks and the board’s assessment of appropriate and comparable pay that will allow the FHLBank to recruit and retain highly qualified directors. The 2023 Policy established annual compensation limits of $155,000 for the Chair, $134,500 for the Vice Chair, $130,000 for Committee Chairs and $120,000 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in their maximum annual compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The board of directors adopted a 2024 Board of Directors Compensation Policy (2024 Policy) governing compensation for board of director meeting attendance on December 15, 2023. The 2024 Policy is similar to the 2023 Policy, except that the 2024 policy reflects increases in the established annual compensation limits to $160,000 for the Chair, $140,000 for the Vice Chair, $130,000 for Committee Chairs, and $123,000 for all other directors. In addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the board of directors. Directors are also entitled to participate in FHLBank’s BEP, discussed above, which allows Directors the opportunity to defer Director compensation, up to 100 percent.

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

Table 63 presents information on members holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of FHLBank as of February 29, 2024. No affiliated officer or director of these stockholders currently serves on our board of directors.
Table 63

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	4,789,901	20.0%
BOKF, N.A.	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	2,707,397	11.3
TOTAL				7,497,298	31.3%

Additionally, because of the fact that a majority of our board of directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of members that own our capital stock. Table 64 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of February 29, 2024, for members whose affiliated officers or directors currently serve on our board of directors:
Table 64

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
BOKF, N.A.	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	2,707,397	11.3%
NebraskaLand Bank	1400 S Dewey Street	North Platte	NE	52,053	0.2
Cornhusker Bank	8310 O Street	Lincoln	NE	46,664	0.2
Bank of the Flint Hills	806 5th Street	Wamego	KS	35,957	0.2
Points West Community Bank	1291 Main Street	Windsor	CO	8,629	—
BancFirst	100 N Broadway Ave	Oklahoma City	OK	6,500	—
First National Bank of Kansas	600 N 4th Street	Burlington	KS	5,852	—
Sooner State Bank	2 SE 4th Street	Tuttle	OK	3,474	—
First Security Bank	312 Maple Street	Overbrook	KS	2,927	—
Bank of Estes Park	255 Park Lane	Estes Park	CO	1,805	—
Nebraska State Bank	218 Main Street	Oshkosh	NE	1,207	—
Impact Development Fund	200 E. 7th Street, Suite 412	Loveland	CO	1,200	—
TOTAL				2,873,665	11.9%

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

In addition to the independence standards for Audit Committee members required under the FHFA regulations, Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a listed company under the Exchange Act. Under Section 10A(m), to be considered independent, a member of the Audit Committee may not, other than in their capacity as a member of the board of directors or any other board committee: (1) accept any consulting, advisory, or other compensation from FHLBank; or (2) be an affiliated person of FHLBank.

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

Compensation, Human Resources and Inclusion Committee: FHLBank’s board of directors has established a Compensation Committee. Under Nasdaq rules, to be considered an independent compensation committee member, the board of directors must affirmatively determine the independence of each director on the Compensation Committee and must consider all factors specifically relevant to determine whether a director has a relationship to FHLBank which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including the source of the compensation of the director and whether the director is affiliated with FHLBank. The board of directors has affirmatively determined that each member of the Compensation Committee is independent in accordance with the Nasdaq Independence Standards for compensation committee members.

Item 14: Principal Accountant Fees and Services
Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2023, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2023 and 2022. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 65 sets forth the aggregate fees we were billed for the years ended December 31, 2023 and 2022 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):
Table 65

	2023	2022
Audit fees	$1,044	$892
Audit-related fees	70	65
Tax fees	—	—
All other fees	81	1
TOTAL	$1,195	$958

Audit fees during the years ended December 31, 2023 and 2022 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related and all other fees during the years ended December 31, 2023 and 2022 were for discussions regarding miscellaneous accounting-related matters and a license fee for an electronic disclosure checklist application. For the year ended December 31, 2023, all other fees also included $80 thousand for a pre-implementation software review.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2023 and 2022, we were assessed $42,000 each year for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid to our external accounting firm during the years ended December 31, 2023 and 2022.

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

10.11*
Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2020, Federal Home Loan Bank of Topeka 2020 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.11

10.12*
Exhibit 10.1 to the Current Report on Form 8-K, filed February 2, 2021, Federal Home Loan Bank of Topeka 2021 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.12.

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

10.15*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.15.
10.16*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.16.
10.17*
Exhibit 10.1 to the Current Report on Form 8-K, filed February 16, 2023, Federal Home Loan Bank of Topeka 2023 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.17.

10.18
Exhibit 10.1 to the Current Report on Form 8-K, filed January 5, 2024, Federal Home Loan Bank of Topeka 2024 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.18.

Exhibit No.	Description
10.19*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated herein by reference as Exhibit 10.19.
10.20*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated herein by reference as Exhibit 10.20.
14.1	Federal Home Loan Bank of Topeka Code of Ethics
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of First Vice President and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Principal Executive Officer and First Vice President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Federal Home Loan Bank of Topeka

March 11, 2024	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

March 11, 2024	By: /s/ Amy J. Crouch
Date	Amy J. Crouch
First Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Jeffrey B. Kuzbel	President and Chief Executive Officer	March 11, 2024
Jeffrey B. Kuzbel	(principal executive officer)

/s/ Amy J. Crouch	First Vice President and Chief Accounting Officer	March 11, 2024
Amy J. Crouch	(interim principal financial officer)

/s/ Barry Lockard[1]	Chair of the Board of Directors	March 11, 2024
Barry Lockard

/s/ Milroy A. Alexander[1]	Vice Chair of the Board of Directors	March 11, 2024
Milroy A. Alexander

/s/ Steven G. Bradshaw[1]	Director	March 11, 2024
Steven G. Bradshaw

/s/ Thomas E. Henning[1]	Director	March 11, 2024
Thomas E. Henning

/s/ Michael B. Jacobson[1]	Director	March 11, 2024
Michael B. Jacobson

/s/ Holly Johnson[1]	Director	March 11, 2024
Holly Johnson

/s/ Lynn Jenkins Katzfey[1]	Director	March 11, 2024
Lynn Jenkins Katzfey

/s/ Craig A. Meader[1]	Director	March 11, 2024
Craig A. Meader

/s/ L. Kent Needham[1]	Director	March 11, 2024
L. Kent Needham

/s/ Jeffrey R. Noordhoek[1]	Director	March 11, 2024
Jeffrey R. Noordhoek

/s/ Mark J. O’Connor[1]	Director	March 11, 2024
Mark J. O’Connor

/s/ Thomas H. Olson, Jr.[1]	Director	March 11, 2024
Thomas H. Olson, Jr.

/s/ Carla D. Pratt[1]	Director	March 11, 2024
Carla D. Pratt

/s/ Douglas E. Tippens[1]	Director	March 11, 2024
Douglas E. Tippens

/s/ Gregg Vandaveer[1]	Director	March 11, 2024
Gregg Vandaveer

/s/ Paul E. Washington[1]	Director	March 11, 2024
Paul E. Washington

/s/ Lance L. White[1]	Director	March 11, 2024
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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/ Jeffrey B. Kuzbel
Jeffrey B. Kuzbel
President and Chief Executive Officer

/s/ Amy J. Crouch
Amy J. Crouch
First Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of the
Federal Home Loan Bank of Topeka

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2023 and 2022, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Interest-Rate Related Derivatives and Hedged Items
As described in Notes 6 and 14 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2023 was $51.5 billion, of which 87% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $350.4 million and $0.9 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow model uses market observable inputs such as discount rate, forward interest rate, and volatility assumptions.

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
March 11, 2024

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2023	12/31/2022
ASSETS
Cash and due from banks (Note 1)	$26,062	$25,964
Interest-bearing deposits (Note 3)	1,604,989	2,039,852
Securities purchased under agreements to resell (Notes 3, 10)	3,875,000	2,350,000
Federal funds sold (Note 3)	2,080,000	3,750,000

Investment securities:
Trading securities (Note 3)	908,608	1,421,453
Available-for-sale securities, amortized cost of $11,872,397 and $9,438,859 (Note 3)	11,753,453	9,354,416
Held-to-maturity securities, fair value of $260,653 and $340,259 (Note 3)	264,796	345,430
Total investment securities	12,926,857	11,121,299

Advances (Notes 4, 16)	45,444,769	44,262,750
Mortgage loans held for portfolio, net of allowance for credit losses of $5,531 and $6,378 (Notes 5, 16)	8,352,713	7,905,135
Accrued interest receivable	204,243	186,594
Derivative assets, net (Notes 6, 10)	350,367	272,076
Other assets (Note 15)	81,985	79,172

TOTAL ASSETS	$74,946,985	$71,992,842

LIABILITIES
Deposits (Notes 7, 16)	$752,200	$711,061

Consolidated obligations, net:
Discount notes (Notes 8, 15)	20,743,249	24,775,405
Bonds (Notes 8, 15)	49,047,489	42,505,839
Total consolidated obligations, net	69,790,738	67,281,244

Mandatorily redeemable capital stock (Note 11)	247	280
Accrued interest payable	361,840	197,175
Affordable Housing Program payable (Note 9)	77,794	53,635
Derivative liabilities, net (Notes 6, 10)	860	2,359
Other liabilities (Notes 13, 15)	72,654	70,544

TOTAL LIABILITIES	71,056,333	68,316,298

Commitments and contingencies (Note 15)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2023	12/31/2022

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,789 and 2,388 shares issued and outstanding) (Notes 11, 16)	$278,887	$238,777
Class B ($100 par value; 23,288 and 22,689 shares issued and outstanding) (Notes 11, 16)	2,328,796	2,268,932
Total capital stock	2,607,683	2,507,709

Retained earnings:
Unrestricted	989,457	914,716
Restricted (Note 11)	412,483	338,389
Total retained earnings	1,401,940	1,253,105

Accumulated other comprehensive income (loss) (Note 12)	(118,971)	(84,270)

TOTAL CAPITAL	3,890,652	3,676,544

TOTAL LIABILITIES AND CAPITAL	$74,946,985	$71,992,842

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended
	12/31/2023	12/31/2022	12/31/2021
INTEREST INCOME:
Interest-bearing deposits	$143,330	$33,548	$943
Securities purchased under agreements to resell	121,367	42,895	1,672
Federal funds sold	221,114	68,392	2,146
Trading securities	34,196	57,899	64,657
Available-for-sale securities	594,548	197,809	44,239
Held-to-maturity securities	15,982	8,570	7,777
Advances	2,409,840	742,694	129,586
Mortgage loans held for portfolio	261,352	228,583	211,770
Other	1,430	885	938
Total interest income	3,803,159	1,381,275	463,728

INTEREST EXPENSE:
Deposits	32,921	10,342	400
Consolidated obligations:
Discount notes	1,102,702	368,075	5,481
Bonds	2,206,160	638,751	160,173
Mandatorily redeemable capital stock	14	7	19
Other	1,311	1,109	1,007
Total interest expense	3,343,108	1,018,284	167,080

NET INTEREST INCOME	460,051	362,991	296,648
Provision (reversal) for credit losses on mortgage loans	(641)	710	(750)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	460,692	362,281	297,398

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	19,554	(112,548)	(84,089)
Net gains (losses) on sale of held-to-maturity securities	—	(89)	—
Net gains (losses) on derivatives	14,923	86,492	30,402
Standby bond purchase agreement commitment fees	2,815	2,642	2,505
Letters of credit fees	8,218	6,558	6,136
Other	2,437	3,003	3,612
Total other income (loss)	47,947	(13,942)	(41,434)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended
	12/31/2023	12/31/2022	12/31/2021
OTHER EXPENSES:
Compensation and benefits	$49,870	$42,479	$41,125
Other operating	25,422	21,011	19,557
Federal Housing Finance Agency	5,963	5,599	4,743
Office of Finance	4,441	4,455	4,503
Mortgage loans transaction service fees	6,413	6,079	6,401
Other	4,899	1,231	1,200
Total other expenses	97,008	80,854	77,529

INCOME BEFORE ASSESSMENTS	411,631	267,485	178,435

Affordable Housing Program	41,164	26,749	17,845

NET INCOME	$370,467	$240,736	$160,590

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended
	12/31/2023	12/31/2022	12/31/2021
Net income	$370,467	$240,736	$160,590

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(34,501)	(159,132)	29,493
Defined benefit pension plan	(200)	2,547	514
Total other comprehensive income (loss)	(34,701)	(156,585)	30,007

TOTAL COMPREHENSIVE INCOME (LOSS)	$335,766	$84,151	$190,597

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2020	4,122	$412,225	11,618	$1,161,779	15,740	$1,574,004	$793,331	$258,124	$1,051,455	$42,308	$2,667,767
Comprehensive income							128,472	32,118	160,590	30,007	190,597
Proceeds from issuance of capital stock	36	3,616	16,807	1,680,705	16,843	1,684,321					1,684,321
Repurchase/redemption of capital stock	(10,335)	(1,033,507)	(1,247)	(124,673)	(11,582)	(1,158,180)					(1,158,180)
Net reclassification of shares to mandatorily redeemable capital stock	(5,423)	(542,379)	(1,276)	(127,605)	(6,699)	(669,984)					(669,984)
Net transfer of shares between Class A and Class B	13,942	1,394,235	(13,942)	(1,394,235)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.6%):
Cash payment							(255)		(255)		(255)
Stock issued			691	69,140	691	69,140	(69,140)		(69,140)		—
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	$1,499,301	$852,408	$290,242	$1,142,650	$72,315	$2,714,266
Comprehensive income							192,589	48,147	240,736	(156,585)	84,151
Proceeds from issuance of capital stock	24	2,380	38,060	3,806,000	38,084	3,808,380					3,808,380
Repurchase/redemption of capital stock	(18,495)	(1,849,477)	(2,678)	(267,833)	(21,173)	(2,117,310)					(2,117,310)
Net reclassification of shares to mandatorily redeemable capital stock	(3,960)	(396,024)	(4,167)	(416,668)	(8,127)	(812,692)					(812,692)
Net transfer of shares between Class A and Class B	22,477	2,247,708	(22,477)	(2,247,708)	—	—					—
Dividends on capital stock (Class A - 1.7%, Class B - 7.3%):
Cash payment							(251)		(251)		(251)
Stock issued			1,300	130,030	1,300	130,030	(130,030)		(130,030)		—
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544
Comprehensive income							296,373	74,094	370,467	(34,701)	335,766
Proceeds from issuance of capital stock	41	4,069	31,186	3,118,587	31,227	3,122,656					3,122,656
Repurchase/redemption of capital stock	(23,058)	(2,305,768)	(2,117)	(211,704)	(25,175)	(2,517,472)					(2,517,472)
Net reclassification of shares to mandatorily redeemable capital stock	(4,341)	(434,167)	(2,925)	(292,406)	(7,266)	(726,573)					(726,573)
Net transfer of shares between Class A and Class B	27,759	2,775,976	(27,759)	(2,775,976)	—	—					—
Dividends on capital stock (Class A - 4.3%, Class B - 9.1%):
Cash payment							(269)		(269)		(269)
Stock issued			2,214	221,363	2,214	221,363	(221,363)		(221,363)		—
Balance at December 31, 2023	2,789	$278,887	23,288	$2,328,796	26,077	$2,607,683	$989,457	$412,483	$1,401,940	$(118,971)	$3,890,652

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended
	12/31/2023	12/31/2022	12/31/2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$370,467	$240,736	$160,590
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	86,304	145,675	(15,563)
Concessions on consolidated obligations	5,956	5,112	5,694
Premiums and discounts on investments, net	(28,549)	(1,522)	14,116
Premiums, discounts and commitment fees on advances, net	(2,865)	(3,713)	(5,179)
Premiums, discounts and deferred loan costs on mortgage loans, net	12,930	20,119	50,188
Fair value adjustments on hedged assets or liabilities	(3,404)	1,421	3,767
Premises, software and equipment	3,121	3,172	3,285
Other	—	249	531
Provision (reversal) for credit losses on mortgage loans	(641)	710	(750)
Other adjustments, net	(9)	(19)	(305)
Net (gains) losses on trading securities	(19,554)	112,548	84,089
Net change in derivatives and hedging activities	(198,493)	693,354	239,455
(Increase) decrease in accrued interest receivable	(18,096)	(111,073)	19,699
Change in net accrued interest included in derivative assets	(23,379)	(41,566)	(6,628)
(Increase) decrease in other assets	(640)	(1,213)	173
Increase (decrease) in accrued interest payable	164,670	154,524	(2,822)
Change in net accrued interest included in derivative liabilities	(19,945)	9,643	(8,149)
Increase (decrease) in Affordable Housing Program liability	24,159	11,411	1,095
Increase (decrease) in other liabilities	1,935	2,147	(342)
Total adjustments	(16,500)	1,000,979	382,354
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	353,967	1,241,715	542,944

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended
	12/31/2023	12/31/2022	12/31/2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$547,558	$(1,789,189)	$205,509
Net (increase) decrease in securities purchased under resale agreements	(1,525,000)	(850,000)	1,100,000
Net (increase) decrease in Federal funds sold	1,670,000	(390,000)	(1,580,000)
Proceeds from sale of trading securities	—	12,448	—
Proceeds from maturities of and principal repayments on trading securities	532,399	3,583,506	2,299,333
Purchases of trading securities	—	(2,790,000)	(2,100,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	1,765,339	1,300,457	2,393,669
Purchases of available-for-sale securities	(4,008,018)	(3,611,488)	(1,558,584)
Proceeds from sale of held-to-maturity securities	—	19,930	—
Proceeds from maturities of and principal repayments on held-to-maturity securities	80,597	80,745	330,258
Purchases of held-to-maturity securities	—	—	(45,000)
Advances repaid	906,019,610	608,948,836	494,697,338
Advances originated	(907,035,196)	(630,170,723)	(497,153,655)
Principal collected on mortgage loans	758,442	1,178,272	3,159,747
Purchases of mortgage loans	(1,219,320)	(977,459)	(2,142,818)
Net proceeds from sale of foreclosed assets	280	805	1,341
Other investing activities	—	1,877	3,568
Purchases of premises, software and equipment	(4,759)	(2,093)	(1,208)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,418,068)	(25,454,076)	(390,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	18,345	(184,008)	(283,454)
Net proceeds from issuance of consolidated obligations:
Discount notes	481,241,221	395,436,136	265,126,314
Bonds	52,165,645	45,857,494	40,017,798
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(485,397,335)	(377,359,026)	(269,439,854)
Bonds	(44,865,213)	(40,408,800)	(39,950,150)
Bonds transferred to other FHLBanks	(999,987)	—	—
Net interest payments received (paid) for financing derivatives	23,226	(7,132)	(22,513)
Proceeds from issuance of capital stock	3,122,656	3,808,380	1,684,321
Payments for repurchase/redemption of capital stock	(2,517,472)	(2,117,310)	(1,158,180)
Payments for repurchase of mandatorily redeemable capital stock	(726,618)	(812,999)	(671,043)
Cash dividends paid	(269)	(251)	(255)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,064,199	24,212,484	(4,697,016)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98	123	(4,544,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,964	25,841	4,570,415
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,062	$25,964	$25,841
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended
	12/31/2023	12/31/2022	12/31/2021

Supplemental disclosures:
Interest paid	$1,166,760	$308,581	$184,420
Affordable Housing Program payments	$17,286	$15,653	$17,124
Transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance	$—	$—	$2,019,635
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2023, 2022 and 2021

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

Use of Estimates: The preparation of financial statements under GAAP requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities, and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. The most significant of these estimates include the fair value of derivatives. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

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

FHLBank’s Risk Management Policy (RMP) prohibits active trading of these securities with the intent of realizing gains. FHFA regulation limits credit risk arising from these instruments by prohibiting certain instruments identified as not investment quality. While FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities, reflecting management’s intent that the securities be available as a source of liquidity if needed but are otherwise held until maturity. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet FHLBank’s cash flow needs.

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

If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging adjustments, is deferred, recorded in the basis of the modified advance as a discount, and amortized using a level-yield methodology over the life of the modified advance to advance interest income. If the modified advance is hedged and meets hedge accounting requirements, the modified advance is marked to a benchmark fair value and subsequent fair value changes that are attributable to the hedged risk are recorded in advance interest income.

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

Credit Enhancement Fees: The credit enhancement obligation (CE obligation) is an obligation on the part of the PFI that ensures the retention of credit risk on loans it originates on behalf of or sells to FHLBank. The amount of the CE obligation is determined at the time of purchase so that any losses in excess of the CE obligation for each pool of mortgage loans purchased approximate those experienced by an investor in an investment-grade MBS. As a part of the methodology used to determine the amount of credit enhancement necessary, FHLBank analyzes the risk characteristics of each mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). FHLBank uses the model to evaluate loan data provided by the PFI as well as other relevant information.

FHLBank pays the PFI a credit enhancement fee (CE fee) for managing this portion of the credit risk in the pool of loans. CE fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. The required CE obligation amount may vary depending on the various product alternatives selected by the PFI. CE fees paid to PFIs are recorded as an offset to mortgage loan interest income. To the extent FHLBank experiences a loss in a master commitment, FHLBank may be able to recapture future performance-based CE fees paid to the PFIs to offset these losses.

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

Nonaccrual Loans: A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. FHLBank places a conventional mortgage loan on nonaccrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past its due date for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. FHLBank does not place government-guaranteed or -insured mortgage loans on nonaccrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. FHLBank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when: (1) none of its contractual principal and interest is due and unpaid, and FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well-secured and in the process of collection.

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

Accounting for Non-Qualifying Hedges: FHLBank defines an economic hedge as a derivative hedging underlying assets, liabilities or firm commitments that does not qualify for hedge accounting or where management did not elect hedge accounting treatment at inception but is an acceptable hedging strategy under FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings volatility because FHLBank recognizes the net interest settlement and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives, with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

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

As of December 31, 2023 and 2022, premises, software, and equipment were $38,588,000 and $36,968,000, which was net of the accumulated depreciation and amortization of $35,381,000 and $32,356,000, respectively. For the years ended December 31, 2023, 2022, and 2021, the depreciation and amortization expense for premises, software and equipment was $3,121,000, $3,172,000 and $3,285,000, respectively.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Segment Reporting (Accounting Standards Update (ASU) 2023-07). In July 2023, the Financial Accounting Standards Board (FASB) issued amendments to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocations of capital for additional, more detailed information about a reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years after December 15, 2024. The adoption of this guidance is not expected to have a material effect on FHLBank’s current disclosures.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance was effective upon issuance and through December 31, 2024, as amended, except for certain optional expedients elected for hedging relationships, which should be retained for the duration of the hedge term. As of June 30, 2023, FHLBank transitioned all outstanding London Interbank Offered Rate (LIBOR) settings to convert to reference the Secured Overnight Financing Rate (SOFR), either to start or to fall back, beginning July 3, 2023 or at the beginning of the next reset period. As a result of finalizing transition, FHLBank adopted certain practical expedients in ASC 848 for qualifying contract modifications related to reference rate reform, including with respect to qualifying hedge relationships. Application of this guidance did not have a material impact on FHLBank’s financial condition, results of operations, cash flows, or disclosures. For qualifying hedge relationships, FHLBank does not expect that the practical expedients elected for the duration of the hedge term will have a material impact on the financial statements. As all of FHLBank’s qualifying contracts transitioned at June 30, 2023, FHLBank does not expect to further elect provisions or expedients of this guidance through its ending date of December 31, 2024 because FHLBank has no outstanding LIBOR exposure.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. These may differ from internal ratings of the investments, if applicable. As of December 31, 2023, approximately 31 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of December 31, 2023 and 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of December 31, 2023 and 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $3,271,000 and $927,000, respectively, as of December 31, 2023, and $2,278,000 and $903,000, respectively, as of December 31, 2022.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2023 and 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $1,749,000 and $565,000 as of December 31, 2023 and 2022, respectively.

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

Trading Securities: Trading securities by major security type as of December 31, 2023 and 2022 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	12/31/2023	12/31/2022
Non-mortgage-backed securities:
U.S. Treasury obligations	$—	$396,233
GSE debentures	288,438	388,955
Non-mortgage-backed securities	288,438	785,188
Mortgage-backed securities:
GSE MBS	620,170	636,265
Mortgage-backed securities	620,170	636,265
TOTAL	$908,608	$1,421,453

Net gains (losses) on trading securities during the years ended December 31, 2023, 2022, and 2021 are shown in Table 3.2 (in thousands):

Table 3.2

	2023	2022	2021
Net gains (losses) on trading securities held as of December 31, 2023	$14,309	$(79,901)	$(41,107)
Net gains (losses) on trading securities sold or matured prior to December 31, 2023	5,245	(32,647)	(42,982)
NET GAINS (LOSSES) ON TRADING SECURITIES	$19,554	$(112,548)	$(84,089)

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2023 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $29,768,000 as of December 31, 2023.

Table 3.3

	12/31/2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,983,880	$—	$(46,012)	$2,937,868
Non-mortgage-backed securities	2,983,880	—	(46,012)	2,937,868
Mortgage-backed securities:
U.S. obligation MBS	109,083	—	(1,548)	107,535
GSE MBS	8,779,434	32,178	(103,562)	8,708,050
Mortgage-backed securities	8,888,517	32,178	(105,110)	8,815,585
TOTAL	$11,872,397	$32,178	$(151,122)	$11,753,453

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of December 31, 2023 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	12/31/2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,280,546	$(10,036)	$1,657,322	$(35,976)	$2,937,868	$(46,012)
Non-mortgage-backed securities	1,280,546	(10,036)	1,657,322	(35,976)	2,937,868	(46,012)
Mortgage-backed securities:
U.S. obligation MBS	71,883	(366)	35,652	(1,182)	107,535	(1,548)
GSE MBS	2,863,223	(23,525)	3,164,674	(80,037)	6,027,897	(103,562)
Mortgage-backed securities	2,935,106	(23,891)	3,200,326	(81,219)	6,135,432	(105,110)
TOTAL	$4,215,652	$(33,927)	$4,857,648	$(117,195)	$9,073,300	$(151,122)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2023 and 2022 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	12/31/2023		12/31/2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$1,240,015	$1,241,508
Due after one year through five years	2,983,880	2,937,868	1,876,301	1,858,697
Due after five years through ten years	—	—	215,928	215,151
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,983,880	2,937,868	3,332,244	3,315,356
Mortgage-backed securities	8,888,517	8,815,585	6,106,615	6,039,060
TOTAL	$11,872,397	$11,753,453	$9,438,859	$9,354,416

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2023 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $612,000 as of December 31, 2023.

Table 3.8

	12/31/2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$35,855	$—	$(646)	$35,209
Non-mortgage-backed securities	35,855	—	(646)	35,209
Mortgage-backed securities:
GSE MBS	228,941	188	(3,685)	225,444
Mortgage-backed securities	228,941	188	(3,685)	225,444
TOTAL	$264,796	$188	$(4,331)	$260,653

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of December 31, 2023 and 2022 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	12/31/2023		12/31/2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	35,855	35,209	40,505	40,036
Due after ten years	—	—	30,000	28,732
Non-mortgage-backed securities	35,855	35,209	70,505	68,768
Mortgage-backed securities	228,941	225,444	274,925	271,491
TOTAL	$264,796	$260,653	$345,430	$340,259

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

Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Table 3.11 presents details of the sales (in thousands). There were no sales of held-to-maturity securities during the years ended December 31, 2023 and 2021.

Table 3.11

2022
Proceeds from sale of held-to-maturity securities	$19,930
Carrying value of held-to-maturity securities sold	(20,019)
NET REALIZED GAINS (LOSSES)	$(89)

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of December 31, 2023 and 2022, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of both December 31, 2023 and 2022, FHLBank had advances outstanding at interest rates ranging from 0.42 percent to 7.20 percent and 0.29 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of December 31, 2023 and 2022 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $118,604,000 and $108,891,000 as of December 31, 2023 and 2022, respectively.

Table 4.1

	12/31/2023		12/31/2022
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$29,786,238	5.32%	$31,796,396	4.31%
Due after one year through two years	4,213,704	4.01	3,147,406	3.24
Due after two years through three years	3,882,479	4.22	2,784,200	3.30
Due after three years through four years	3,086,881	4.04	2,625,365	3.64
Due after four years through five years	2,837,481	4.03	1,894,308	3.52
Thereafter	1,863,519	3.04	2,407,040	3.07
Total par value	45,670,302	4.85%	44,654,715	4.03%
Discounts	(10,276)		(13,141)
Hedging adjustments	(215,257)		(378,824)
TOTAL	$45,444,769		$44,262,750

FHLBank offers advances that may be prepaid without prepayment or termination fees on predetermined exercise dates (call dates) prior to the stated advance maturity (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher rate for the advance relative to an equivalent maturity, non-callable advance. The borrower generally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). FHLBank also offers fixed rate advances that include a put option held by FHLBank. On the date FHLBank exercises its put option, the borrower has the option to prepay the advance in full without a fee or roll into another advance product. FHLBank would generally exercise its put option when interest rates increase. Other advances are prepayable with a prepayment fee that makes FHLBank economically indifferent to the prepayment.

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $113,400,000 remain outstanding at December 31, 2023.

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put or conversion date as of December 31, 2023 and 2022 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put or Conversion Date
Redemption Term	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Due in one year or less	$31,038,961	$33,289,458	$31,299,438	$31,992,646
Due after one year through two years	3,920,260	2,709,465	4,552,204	3,240,306
Due after two years through three years	3,562,900	2,552,756	3,954,979	2,801,700
Due after three years through four years	2,678,103	2,403,502	2,750,881	2,625,365
Due after four years through five years	2,715,262	1,568,168	1,600,481	1,884,308
Thereafter	1,754,816	2,131,366	1,512,319	2,110,390
TOTAL PAR VALUE	$45,670,302	$44,654,715	$45,670,302	$44,654,715

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of December 31, 2023 and 2022 (in thousands):

Table 4.3

Redemption Term	12/31/2023	12/31/2022
Fixed rate:
Due in one year or less	$26,714,638	$31,307,096
Due after one year through three years	6,034,768	3,984,356
Due after three years through five years	5,072,017	3,050,314
Due after five years through fifteen years	1,762,808	2,050,428
Due after fifteen years	28,659	35,010
Total fixed rate	39,612,890	40,427,204
Variable rate:
Due in one year or less	3,071,600	489,300
Due after one year through three years	2,061,415	1,947,250
Due after three years through five years	852,345	1,469,360
Due after five years through fifteen years	69,552	319,101
Due after fifteen years	2,500	2,500
Total variable rate	6,057,412	4,227,511
TOTAL PAR VALUE	$45,670,302	$44,654,715

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

Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of December 31, 2023 and 2022, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2023 and 2022, no advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended December 31, 2023 and 2022.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no allowance for credit losses on advances was recorded as of December 31, 2023 and 2022.

FHLBank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, and savings institutions. As of December 31, 2023, FHLBank had outstanding advances of $17,260,000,000 to two members that individually held 10 percent or more of FHLBank’s advances, which represents 37.8 percent of total outstanding advances. As of December 31, 2022, FHLBank had outstanding advances of $15,440,000,000 to two members that individually held 10 percent or more of FHLBank’s advances, which represented 34.6 percent of total outstanding advances. The members were the same in both years.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of December 31, 2023 and 2022 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $45,669,000 and $38,358,000 as of December 31, 2023 and 2022, respectively.

Table 5.1

	12/31/2023	12/31/2022
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,055,326	$1,189,428
Fixed rate, long-term, single-family mortgages	7,227,825	6,640,750
Total unpaid principal balance	8,283,151	7,830,178
Premiums	94,485	97,210
Discounts	(5,591)	(2,230)
Deferred loan costs, net	39	46
Hedging adjustments	(13,840)	(13,691)
Total before allowance for credit losses on mortgage loans	8,358,244	7,911,513
Allowance for credit losses on mortgage loans	(5,531)	(6,378)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,352,713	$7,905,135

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of December 31, 2023 and 2022 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	12/31/2023	12/31/2022
Conventional loans	$7,953,624	$7,486,591
Government-guaranteed or -insured loans	329,527	343,587
TOTAL UNPAID PRINCIPAL BALANCE	$8,283,151	$7,830,178

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

Conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so that the risk of loss is limited to the losses within FHLBank's risk tolerance. FHLBank and its PFIs share the risk of credit losses on conventional loans by structuring potential losses into layers with respect to each master commitment. After considering the borrower’s equity and any PMI, credit losses on mortgage loans in a master commitment are then absorbed by FHLBank’s First Loss Account (FLA). If applicable to the MPF product master commitment, FHLBank will withhold a PFI’s scheduled performance-based CE fee to reimburse FHLBank for any losses allocated to the FLA. If the FLA is exhausted, the credit losses are then absorbed by the PFI up to an agreed upon CE obligation, which may consist of a direct liability of a PFI to pay credit losses up to a specified amount, a contractual obligation of a PFI to provide SMI, or a combination of both. Thereafter, any remaining credit losses are absorbed by FHLBank.

FHLBank records CE fees paid to PFIs as a reduction to mortgage interest income. Table 5.3 presents net CE fees paid to PFIs for the years ended December 31, 2023, 2022, and 2021 (in thousands):

Table 5.3

	2023	2022	2021
CE fees paid to PFIs	$6,580	$6,414	$6,432
Performance-based CE fees recovered from PFIs	(42)	(42)	(54)
NET CE FEES PAID	$6,538	$6,372	$6,378
Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.4 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2023 (dollar amounts in thousands):

Table 5.4

	12/31/2023
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2019	2019	2020	2021	2022	2023
Amortized Cost:[1]
Past due 30-59 days delinquent	$19,739	$7,135	$5,601	$5,955	$6,745	$2,746	$47,921	$10,327	$58,248
Past due 60-89 days delinquent	5,013	1,319	479	931	2,047	—	9,789	2,972	12,761
Past due 90 days or more delinquent	8,063	5,185	1,354	1,170	447	—	16,219	2,659	18,878
Total past due	32,815	13,639	7,434	8,056	9,239	2,746	73,929	15,958	89,887
Total current loans	1,770,552	971,328	1,506,877	1,720,492	852,858	1,128,557	7,950,664	317,693	8,268,357
Total mortgage loans	$1,803,367	$984,967	$1,514,311	$1,728,548	$862,097	$1,131,303	$8,024,593	$333,651	$8,358,244

Other delinquency statistics:
In process of foreclosure[2]							$6,008	$763	$6,771
Serious delinquency rate[3]							0.2%	0.8%	0.2%
Past due 90 days or more and still accruing interest							$—	$2,657	$2,657
Loans on nonaccrual status[4]							$19,383	$—	$19,383

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
4    Includes $12,502,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

Table 5.5 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2022 (dollar amounts in thousands):

Table 5.5

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.6 presents a roll-forward of the allowance for credit losses on mortgage loans for the years ended December 31, 2023, 2022, and 2021.

Table 5.6

	Year Ended
Conventional Loans	2023	2022	2021
Balance, beginning of the period	$6,378	$5,317	$5,177
Net (charge-offs) recoveries	(206)	351	890
Provision (reversal) for credit losses	(641)	710	(750)
Balance, end of the period	$5,531	$6,378	$5,317

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of December 31, 2023 and 2022. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.
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

For instance, FHLBank may issue a fixed rate consolidated obligation and simultaneously enter into a matching derivative in which FHLBank receives a fixed cash flow designed to mirror in timing and amount the cash outflows FHLBank pays on the consolidated obligation. In this type of transaction, FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. These transactions are designated as fair value hedges. FHLBank may issue variable rate consolidated obligations indexed to SOFR, Federal funds effective rate, or other rates and generally simultaneously execute interest rate swaps to hedge the basis risk of the variable rate debt. This type of hedge is treated as an economic hedge and the derivative is marked-to-market through earnings.

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

FHLBank may also hedge a firm commitment for a forward-starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. If the hedge relationship is de-designated when the commitment is terminated and the advance or bond is issued, the fair value change associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time of de-designation. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2023, 2022, and 2021.

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

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2023 and 2022 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	12/31/2023			12/31/2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$44,804,870	$116,352	$410,595	$34,967,420	$134,299	$609,555
Total derivatives designated as hedging relationships	44,804,870	116,352	410,595	34,967,420	134,299	609,555
Derivatives not designated as hedging instruments:
Interest rate swaps	6,383,296	22,072	152	14,149,543	34,187	1,257
Interest rate caps/floors	304,000	698	—	304,000	1,727	—
Mortgage delivery commitments	41,641	133	5	33,882	24	173
Total derivatives not designated as hedging instruments	6,728,937	22,903	157	14,487,425	35,938	1,430
TOTAL	$51,533,807	139,255	410,752	$49,454,845	170,237	610,985
Netting adjustments and cash collateral[1]		211,112	(409,892)		101,839	(608,626)
DERIVATIVE ASSETS AND LIABILITIES		$350,367	$860		$272,076	$2,359

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $649,456,000 and $761,704,000 as of December 31, 2023 and 2022, respectively. Cash collateral received was $28,452,000 and $51,239,000 as of December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023, 2022, and 2021, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$2,409,840	$594,548	$1,102,702	$2,206,160
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$85,927	$31,991	$(6,312)	$(78,556)
Hedged items[2]	163,568	162,227	(28,552)	(244,352)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$249,495	$194,218	$(34,864)	$(322,908)

	2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$742,694	$197,809	$368,075	$638,751
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$464,852	$531,080	$(43,327)	$(606,760)
Hedged items[2]	(448,444)	(518,173)	30,865	564,081
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$16,408	$12,907	$(12,462)	$(42,679)

	2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$129,586	$44,239	$5,481	$160,173
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$132,292	$115,716	$13	$(42,427)
Hedged items[2]	(198,791)	(213,559)	(33)	75,168
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(66,499)	$(97,843)	$(20)	$32,741

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2023 and 2022 (in thousands):

Table 6.3

12/31/2023
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$13,545,019	$(206,332)	$(8,924)	$(215,256)
Available-for-sale securities	6,367,691	(256,757)	—	(256,757)
Consolidated obligation discount notes	(3,874,550)	2,313	—	2,313
Consolidated obligation bonds	(20,374,603)	366,180	(5,937)	360,243

12/31/2022
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$8,161,351	$(387,377)	$8,553	$(378,824)
Available-for-sale securities	5,959,781	(418,984)	—	(418,984)
Consolidated discount notes	(7,562,117)	30,865	—	30,865
Consolidated obligation bonds	(11,657,093)	604,595	—	604,595

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	2023	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(17,414)	$107,552	$83,501
Interest rate caps/floors	(1,088)	1,406	195
Net interest settlements	35,033	(13,661)	(50,398)
Price alignment interest	(799)	(186)	24
Mortgage delivery commitments	(809)	(8,619)	(2,920)
NET GAINS (LOSSES) ON DERIVATIVES	$14,923	$86,492	$30,402

Managing Credit Risk on Derivatives: FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in its RMP, U.S. Commodity Futures Trading Commission regulations, and FHFA regulations.

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

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2023, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

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

The Clearinghouse determines initial margin requirements, and credit ratings generally are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2023 and 2022.

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

Table 7.1 details the types of deposits held by FHLBank as of December 31, 2023 and 2022 (in thousands):

Table 7.1

	12/31/2023	12/31/2022
Interest-bearing:
Demand	$297,267	$301,073
Overnight	391,900	352,400
Term	10,650	12,000
Total interest-bearing	699,817	665,473
Non-interest-bearing:
Other	52,383	45,588
Total non-interest-bearing	52,383	45,588
TOTAL DEPOSITS	$752,200	$711,061

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of FHLBank Topeka, was $1,204,316,000,000 and $1,181,742,527,000 as of December 31, 2023 and 2022, respectively. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which FHLBank is located.

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2023 and 2022 (dollar amounts in thousands):

Table 8.1

	12/31/2023		12/31/2022
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$28,152,305	4.90%	$21,936,100	3.77%
Due after one year through two years	9,327,370	4.21	7,074,505	2.97
Due after two years through three years	4,294,125	2.01	3,508,370	1.95
Due after three years through four years	1,780,895	2.01	4,254,750	1.74
Due after four years through five years	1,467,440	2.96	1,694,660	1.79
Thereafter	4,387,255	2.63	4,638,150	1.99
Total par value	49,409,390	4.15%	43,106,535	3.02%
Premiums	12,874		18,950
Discounts	(3,108)		(3,789)
Concession fees	(11,424)		(11,262)
Hedging adjustments	(360,243)		(604,595)
TOTAL	$49,047,489		$42,505,839

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of December 31, 2023 and 2022 includes callable bonds totaling $22,940,000,000 and $16,008,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2023 and 2022 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	12/31/2023	12/31/2022
Due in one year or less	$40,475,305	$35,682,600
Due after one year through two years	6,503,370	4,789,005
Due after two years through three years	1,227,125	940,370
Due after three years through four years	362,895	1,067,750
Due after four years through five years	493,940	256,660
Thereafter	346,755	370,150
TOTAL PAR VALUE	$49,409,390	$43,106,535

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2023 and 2022 (in thousands):

Table 8.3

	12/31/2023	12/31/2022
Fixed rate	$28,093,390	$19,194,535
Simple variable rate	19,524,000	21,625,000
Step	1,792,000	2,287,000
TOTAL PAR VALUE	$49,409,390	$43,106,535

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2023	$20,743,249	$20,903,145	5.15%

December 31, 2022	$24,775,405	$24,997,018	3.81%

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

Table 9.1 details the change in the AHP liability for the years ended December 31, 2023, 2022, and 2021 (in thousands):

Table 9.1

	2023	2022	2021
Appropriated and reserved AHP funds as of the beginning of the period	$53,635	$42,224	$41,129
AHP set aside based on current year income	41,164	26,749	17,845
Direct grants disbursed	(17,286)	(15,653)	(17,124)
Recaptured funds[1]	281	315	374
Appropriated and reserved AHP funds as of the end of the period	$77,794	$53,635	$42,224

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

As of December 31, 2023, FHLBank’s AHP accrual on its Statements of Condition consisted of $41,245,000 for the 2024 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $36,549,000 for prior years’ AHP (committed but undisbursed).

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2023 and 2022 (in thousands):

Table 10.1

12/31/2023
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$136,141	$(133,650)	$2,491	$(133)	$2,358
Cleared derivatives	3,114	344,762	347,876	—	347,876
Total derivative assets	139,255	211,112	350,367	(133)	350,234
Securities purchased under agreements to resell	3,875,000	—	3,875,000	(3,875,000)	—
TOTAL	$4,014,255	$211,112	$4,225,367	$(3,875,133)	$350,234

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2023 and 2022 (in thousands):

Table 10.3

12/31/2023
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$402,527	$(401,667)	$860	$(5)	$855
Cleared derivatives	8,225	(8,225)	—	—	—
Total derivative liabilities	410,752	(409,892)	860	(5)	855
TOTAL	$410,752	$(409,892)	$860	$(5)	$855

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

Table 11.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of December 31, 2023 and 2022 (dollar amounts in thousands):

Table 11.1

	12/31/2023		12/31/2022
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$746,439	$3,730,738	$481,076	$3,522,040
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.2%
Total regulatory capital	$2,997,879	$4,009,870	$2,879,714	$3,761,094
Leverage capital ratio	5.0%	7.8%	5.0%	7.7%
Leverage capital	$3,747,349	$5,875,238	$3,599,642	$5,522,115

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

Stock Dividends: FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). The DPT is a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal. Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by FHLBank. The DPT effective for dividends paid during 2021, 2022, and the first quarter of 2023 was equal to the average overnight Federal funds effective rate minus 100 basis points. The DPT effective for dividends paid during the second quarter of 2023 and beyond was equal to the average overnight Federal funds effective rate minus 200 basis points. This DPT will continue to be effective until such time as it may be changed by FHLBank’s board of directors. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (DPT is floored at zero).

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2023, 2022, and 2021 (in thousands):

Table 11.2

	2023	2022	2021
Balance, beginning of period	$280	$582	$1,624
Capital stock subject to mandatory redemption reclassified from equity during the period	727,472	812,692	669,984
Capital stock redemption cancellations reclassified to equity during the period	(900)	—	—
Redemption or repurchase of mandatorily redeemable capital stock during the period	(726,618)	(812,999)	(671,043)
Stock dividend classified as mandatorily redeemable capital stock during the period	13	5	17
Balance, end of period	$247	$280	$582

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

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2023, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the years ended December 31, 2023, 2022, and 2021 (in thousands):

Table 12.1

	Year Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 3)	Defined Benefit Pension Plan (Note 13)	Total AOCI
Balance at December 31, 2020	$45,196	$(2,888)	$42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[1]	29,493		29,493
Net gains (losses) - defined benefit pension plan		(17)	(17)
Settlement charges - defined benefit pension plan		199	199
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		332	332
Net current period other comprehensive income (loss)	29,493	514	30,007
Balance at December 31, 2021	$74,689	$(2,374)	$72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(159,132)		(159,132)
Net gains (losses) - defined benefit pension plan		2,298	2,298
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		249	249
Net current period other comprehensive income (loss)	(159,132)	2,547	(156,585)
Balance at December 31, 2022	$(84,443)	$173	$(84,270)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(34,501)		(34,501)
Net gains (losses) - defined benefit pension plan		(200)	(200)
Net current period other comprehensive income (loss)	(34,501)	(200)	(34,701)
Balance at December 31, 2023	$(118,944)	$(27)	$(118,971)

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2022. For the Pentegra Defined Benefit Plan years ended June 30, 2022 and 2021, FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. Table 13.1 presents the net pension cost and funded status of FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 13.1

	2023	2022	2021
Net pension cost charged to compensation and benefits expense, excluding fees	$3,300	$405	$1,695
Pentegra Defined Benefit Plan funded status as of July 1[1]	113.6%	119.1%	130.6%
FHLBank's funded status as of July 1	103.4%	108.7%	118.6%

1    The funded status as of July 1, 2023 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2023 through March 15, 2024. Contributions made on or before March 15, 2024, and designated for the plan year ended June 30, 2023, will be included in the final valuation as of July 1, 2023. The final funded status as of July 1, 2023 will not be available until the Form 5500 for the plan year July 1, 2023 through June 30, 2024 is filed (this Form 5500 is due to be filed no later than April 2025). The funded status as of July 1, 2022 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2022 through March 15, 2023. Contributions made on or before March 15, 2023, and designated for the plan year ended June 30, 2022, will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year July 1, 2022 through June 30, 2023 is filed (this Form 5500 is due to be filed no later than April 2024).

Qualified Defined Contribution Plans: FHLBank also administers the Federal Home Loan Bank of Topeka 401(k) Plan, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a non-matching contribution on behalf of all eligible employees in addition to a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. Prior to January 1, 2020, FHLBank participated in the Pentegra Defined Contribution Plan for Financial Institutions. FHLBank’s contributions totaled $2,567,000, $2,344,000 and $2,353,000 for 2023, 2022, and 2021, respectively, and were charged to compensation and benefits expense.

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

There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations of the deferred compensation component of the BEP were $8,513,000 and $8,440,000 as of December 31, 2023 and 2022, respectively.

Table 13.2 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of FHLBank’s BEP for the years ended December 31, 2023, 2022, and 2021 (dollar amounts in thousands):

Table 13.2

	2023	2022	2021
Discount rate - benefit obligation	4.75%	5.00%	2.50%
Discount rate - net periodic benefit cost	5.00%	2.50%	2.25%
Amortization period (years) - net periodic benefit cost	4.31	4.78	4.96
Accumulated benefit obligation	$8,389	$8,908	$11,818

NOTE 14 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2023 and 2022. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the years ended December 31, 2023 and 2022.

Tables 14.1 and 14.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of December 31, 2023 and 2022. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 14.3 and 14.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of December 31, 2023 and 2022 are summarized in Tables 14.1 and 14.2 (in thousands):

Table 14.1

	12/31/2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$26,062	$26,062	$26,062	$—	$—	$—
Interest-bearing deposits	1,604,989	1,604,989	—	1,604,989	—	—
Securities purchased under agreements to resell	3,875,000	3,875,000	—	3,875,000	—	—
Federal funds sold	2,080,000	2,080,000	—	2,080,000	—	—
Trading securities	908,608	908,608	—	908,608	—	—
Available-for-sale securities	11,753,453	11,753,453	—	11,753,453	—	—
Held-to-maturity securities	264,796	260,653	—	225,444	35,209	—
Advances	45,444,769	45,452,358	—	45,452,358	—	—
Mortgage loans held for portfolio, net of allowance	8,352,713	7,493,015	—	7,490,867	2,148	—
Accrued interest receivable	204,243	204,243	—	204,243	—	—
Derivative assets	350,367	350,367	—	139,255	—	211,112
Liabilities:
Deposits	752,200	752,209	—	752,209	—	—
Consolidated obligation discount notes	20,743,249	20,743,707	—	20,743,707	—	—
Consolidated obligation bonds	49,047,489	48,096,791	—	48,096,791	—	—
Mandatorily redeemable capital stock	247	247	247	—	—	—
Accrued interest payable	361,840	361,840	—	361,840	—	—
Derivative liabilities	860	860	—	410,752	—	(409,892)
Other Asset (Liability):
Industrial revenue bonds	35,000	32,695	—	32,695	—	—
Financing obligation payable	(35,000)	(32,695)	—	(32,695)	—	—

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

As of December 31, 2023 and 2022, multiple prices were received for substantially all of FHLBank’s long-term investment securities so the final prices for those securities were computed by averaging the prices received. Based on FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Fair Value Measurements: Tables 14.3 and 14.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2023 and 2022 (in thousands).

Table 14.3

	12/31/2023
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE debentures	$288,438	$—	$288,438	$—	$—
GSE MBS	620,170	—	620,170	—	—
Total trading securities	908,608	—	908,608	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,937,868	—	2,937,868	—	—
U.S. obligation MBS	107,535	—	107,535	—	—
GSE MBS	8,708,050	—	8,708,050	—	—
Total available-for-sale securities	11,753,453	—	11,753,453	—	—
Derivative assets:
Interest-rate related	350,234	—	139,122	—	211,112
Mortgage delivery commitments	133	—	133	—	—
Total derivative assets	350,367	—	139,255	—	211,112
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$13,012,428	$—	$12,801,316	$—	$211,112

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$855	$—	$410,747	$—	$(409,892)
Mortgage delivery commitments	5	—	5	—	—
Total derivative liabilities	860	—	410,752	—	(409,892)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$860	$—	$410,752	$—	$(409,892)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$2,178	$—	$—	$2,178	$—
Real estate owned	43	—	—	43	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,221	$—	$—	$2,221	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the year ended December 31, 2023 and still outstanding as of December 31, 2023.

Table 14.4

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
NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,134,003,465,000 and $1,113,638,974,000 as of December 31, 2023 and 2022, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2023, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: Table 15.1 presents off-balance sheet commitments at December 31, 2023 and 2022 (in thousands). No allowance for credit losses was recorded on these commitments at December 31, 2023 and 2022.

Table 15.1

	12/31/2023			12/31/2022
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,242,988	$5,670	$7,248,658	$6,475,917	$250	$6,476,167
Advance commitments outstanding	48,526	3,615	52,141	173,959	2,505	176,464
Principal commitments for standby bond purchase agreements	283,220	716,295	999,515	212,705	646,165	858,870
Commitments to fund or purchase mortgage loans	41,641	—	41,641	33,882	—	33,882
Commitments to issue consolidated bonds, at par	1,300,000	—	1,300,000	501,000	—	501,000
Commitments to issue consolidated discount notes, at par	—	—	—	7,500	—	7,500

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2027. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,367,000 and $1,878,000 as of December 31, 2023 and 2022, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2028, though some are renewable at the option of FHLBank. As of December 31, 2023 and 2022, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2023 and 2022.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $128,000 and $(149,000) as of December 31, 2023 and 2022, respectively.

Commitments to Issue Consolidated Obligations: FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

Other Commitments: On June 28, 2017, FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by FHLBank. The County assigned the lease to the bond trustee for FHLBank's benefit as the sole holder of the IRBs. FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in FHLBank's Statements of Condition. The IRBs and the equivalent liability are included in FHLBank's Statements of Condition in other assets and other liabilities, respectively. FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of December 31, 2023 and 2022, $35,000,000 of the IRBs were issued and outstanding.

Safekeeping Custodial Arrangements: FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for FHLBank. As of December 31, 2023, the total original par value of customer securities held by FHLBank under this arrangement was $78,995,156,000.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 16.1 and 16.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2023 and 2022 (dollar amounts in thousands). None of the officers or directors of these members currently serve on FHLBank’s board of directors.

Table 16.1

12/31/2023
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$35,473	12.7%	$443,345	19.0%	$478,818	18.4%
BOKF, N.A.	OK	500	0.2	347,012	14.9	347,512	13.3
TOTAL		$35,973	12.9%	$790,357	33.9%	$826,330	31.7%

Table 16.2

12/31/2022
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$493,412	21.7%	$493,912	19.7%
TOTAL		$500	0.2%	$493,412	21.7%	$493,912	19.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2023 and 2022 are summarized in Table 16.3 (dollar amounts in thousands).

Table 16.3

	12/31/2023		12/31/2022		12/31/2023		12/31/2022
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$9,585,000	21.0%	$10,740,000	24.1%	$3,751	0.5%	$530	0.1%
BOKF, N.A.	7,675,000	16.8			22,325	3.0
TOTAL	$17,260,000	37.8%	$10,740,000	24.1%	$26,076	3.5%	$530	0.1%

BOKF, N.A. sold $21,524,000 mortgage loans into the MPF Program during the year ended December 31, 2023. MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2023 and 2022.

Transactions with FHLBank Directors’ Financial Institutions: Table 16.4 presents information as of December 31, 2023 and 2022 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 16.4

	12/31/2023		12/31/2022
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$270,308	0.6%	$185,535	0.4%

Deposits	$7,314	1.0%	$7,322	1.0%

Class A Common Stock	$4,314	1.5%	$4,151	1.7%
Class B Common Stock	14,924	0.6	11,793	0.5
TOTAL CAPITAL STOCK	$19,238	0.7%	$15,944	0.6%

Table 16.5 presents mortgage loans acquired during the years ended December 31, 2023 and 2022 for members that had an officer or director serving on FHLBank’s board of directors in 2023 or 2022 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 16.5

	2023		2022
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$17,510	1.4%	$17,285	1.8%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2023, 2022, and 2021 as presented in Table 17.1 (in thousands). All transactions occurred at market prices.

Table 17.1

Business Activity	2023	2022	2021
Average overnight interbank loan balances to other FHLBanks[1]	$15,301	$12,027	$592
Average overnight interbank loan balances from other FHLBanks[1]	2,767	3,288	2,948
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	746	1,363	4,192
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	6,413	6,079	6,401
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
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
4    Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $0 and $104,838,000 as of December 31, 2023 and 2022, respectively, are included in the non-MBS GSE debentures totals presented in Note 3. Interest income earned on these securities totaled $1,505,000, $3,429,000, and $3,429,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

From time to time, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the first quarter of 2023, FHLBank Topeka transferred debt obligations with a par amount of $1,000,000,000 to another FHLBank. There were no other transfers of debt obligations to other FHLBanks during the years ended December 31, 2023, 2022, and 2021.