Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Topeka
filed 2024-05-09
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
April 30, 2024
Class A Stock, par value $100 per share	4,030,181
Class B Stock, par value $100 per share	22,741,019

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

Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this quarterly report, as well as those discussed under Item 1A – “Risk Factors.”

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2024	12/31/2023
ASSETS
Cash and due from banks	$31,237	$26,062
Interest-bearing deposits	2,016,198	1,604,989
Securities purchased under agreements to resell (Note 9)	3,925,000	3,875,000
Federal funds sold	3,580,000	2,080,000

Investment securities:
Trading securities (Note 3)	893,114	908,608
Available-for-sale securities, amortized cost of $12,278,770 and $11,872,397 (Note 3)	12,184,017	11,753,453
Held-to-maturity securities, fair value of $253,938 and $260,653 (Note 3)	257,236	264,796
Total investment securities	13,334,367	12,926,857

Advances (Note 4)	41,660,129	45,444,769
Mortgage loans held for portfolio, net of allowance for credit losses of $5,202 and $5,531 (Note 5)	8,440,064	8,352,713
Accrued interest receivable	259,092	204,243
Derivative assets, net (Notes 6, 9)	336,802	350,367
Other assets	81,414	81,985

TOTAL ASSETS	$73,664,303	$74,946,985

LIABILITIES
Deposits (Note 7)	$846,628	$752,200

Consolidated obligations, net:
Discount notes (Note 8)	17,005,256	20,743,249
Bonds (Note 8)	51,457,077	49,047,489
Total consolidated obligations, net	68,462,333	69,790,738

Mandatorily redeemable capital stock (Note 10)	205	247
Accrued interest payable	335,993	361,840
Affordable Housing Program payable	88,071	77,794
Derivative liabilities, net (Notes 6, 9)	2,077	860
Other liabilities	64,289	72,654

TOTAL LIABILITIES	69,799,596	71,056,333

Commitments and contingencies (Note 13)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2024	12/31/2023

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,447 and 2,789 shares issued and outstanding) (Note 10)	$344,697	$278,887
Class B ($100 par value; 21,530 and 23,288 shares issued and outstanding) (Note 10)	2,153,012	2,328,796
Total capital stock	2,497,709	2,607,683

Retained earnings:
Unrestricted	1,026,464	989,457
Restricted	435,313	412,483
Total retained earnings	1,461,777	1,401,940

Accumulated other comprehensive income (loss) (Note 11)	(94,779)	(118,971)

TOTAL CAPITAL	3,864,707	3,890,652

TOTAL LIABILITIES AND CAPITAL	$73,664,303	$74,946,985

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2024	03/31/2023
INTEREST INCOME:
Interest-bearing deposits	$36,001	$30,697
Securities purchased under agreements to resell	40,243	30,282
Federal funds sold	54,123	47,356
Trading securities	6,518	10,360
Available-for-sale securities	190,059	116,836
Held-to-maturity securities	3,708	4,106
Advances	591,987	536,594
Mortgage loans held for portfolio	74,476	60,808
Other	177	760
Total interest income	997,292	837,799

INTEREST EXPENSE:
Deposits	9,730	7,569
Consolidated obligations:
Discount notes	227,541	263,521
Bonds	623,540	461,882
Mandatorily redeemable capital stock	3	3
Other	337	421
Total interest expense	861,151	733,396

NET INTEREST INCOME	136,141	104,403
Provision (reversal) for credit losses on mortgage loans	(200)	(402)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	136,341	104,805

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	1,791	8,984
Net gains (losses) on derivatives	8,528	(525)
Standby bond purchase agreement commitment fees	751	681
Letters of credit fees	2,367	1,910
Other	479	563
Total other income (loss)	13,916	11,613

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2024	03/31/2023
OTHER EXPENSES:
Compensation and benefits	$12,320	$11,707
Other operating	6,513	5,679
Federal Housing Finance Agency	1,369	1,531
Office of Finance	1,128	1,096
Mortgage loans transaction service fees	1,667	1,564
Other	426	568
Total other expenses	23,423	22,145

INCOME BEFORE ASSESSMENTS	126,834	94,273

Affordable Housing Program	12,684	9,428

NET INCOME	$114,150	$84,845

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2024	03/31/2023
Net income	$114,150	$84,845

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	24,192	1,887
Total other comprehensive income (loss)	24,192	1,887

TOTAL COMPREHENSIVE INCOME (LOSS)	$138,342	$86,732

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544
Comprehensive income							67,876	16,969	84,845	1,887	86,732
Proceeds from issuance of capital stock	—	—	10,230	1,023,010	10,230	1,023,010					1,023,010
Repurchase/redemption of capital stock	(6,448)	(644,851)	(647)	(64,683)	(7,095)	(709,534)					(709,534)
Net reclassification of shares to mandatorily redeemable capital stock	(779)	(77,852)	(1,334)	(133,385)	(2,113)	(211,237)					(211,237)
Net transfer of shares between Class A and Class B	7,763	776,350	(7,763)	(776,350)	—	—					—
Dividends on capital stock (Class A - 3.7%, Class B - 8.8%):
Cash payment							(68)		(68)		(68)
Stock issued			522	52,141	522	52,141	(52,141)		(52,141)		—
Balance at March 31, 2023	2,924	$292,424	23,697	$2,369,665	26,621	$2,662,089	$930,383	$355,358	$1,285,741	$(82,383)	$3,865,447

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2023	2,789	$278,887	23,288	$2,328,796	26,077	$2,607,683	$989,457	$412,483	$1,401,940	$(118,971)	$3,890,652
Comprehensive income							91,320	22,830	114,150	24,192	138,342
Proceeds from issuance of capital stock	2	190	5,148	514,819	5,150	515,009					515,009
Repurchase/redemption of capital stock	(4,960)	(496,052)	(287)	(28,671)	(5,247)	(524,723)					(524,723)
Net reclassification of shares to mandatorily redeemable capital stock	(1,525)	(152,478)	(20)	(2,015)	(1,545)	(154,493)					(154,493)
Net transfer of shares between Class A and Class B	7,141	714,150	(7,141)	(714,150)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(80)		(80)		(80)
Stock issued			542	54,233	542	54,233	(54,233)		(54,233)		—
Balance at March 31, 2024	3,447	$344,697	21,530	$2,153,012	24,977	$2,497,709	$1,026,464	$435,313	$1,461,777	$(94,779)	$3,864,707

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2024	03/31/2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,150	$84,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(114,057)	37,341
Concessions on consolidated obligations	1,617	1,573
Premiums and discounts on investments, net	(10,702)	(5,042)
Premiums, discounts and commitment fees on advances, net	(677)	(839)
Premiums, discounts and deferred loan costs on mortgage loans, net	2,764	2,963
Fair value adjustments on hedged assets or liabilities	(1,059)	343
Premises, software and equipment	945	711
Provision (reversal) for credit losses on mortgage loans	(200)	(402)
Other adjustments, net	39	31
Net (gains) losses on trading securities	(1,791)	(8,984)
Net change in derivatives and hedging activities	172,249	(100,606)
(Increase) decrease in accrued interest receivable	(54,400)	(10,279)
Change in net accrued interest included in derivative assets	(2,307)	372
(Increase) decrease in other assets	315	238
Increase (decrease) in accrued interest payable	(25,917)	68,780
Change in net accrued interest included in derivative liabilities	(32,682)	580
Increase (decrease) in Affordable Housing Program liability	10,277	7,804
Increase (decrease) in other liabilities	(8,398)	(6,979)
Total adjustments	(63,984)	(12,395)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50,166	72,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(366,076)	$(88,565)
Net (increase) decrease in securities purchased under resale agreements	(50,000)	(1,250,000)
Net (increase) decrease in Federal funds sold	(1,500,000)	775,000
Proceeds from maturities of and principal repayments on trading securities	17,285	3,435
Proceeds from maturities of and principal repayments on available-for-sale securities	287,923	813,082
Purchases of available-for-sale securities	(771,704)	(587,682)
Proceeds from maturities of and principal repayments on held-to-maturity securities	7,556	13,689
Advances repaid	89,811,425	216,804,077
Advances originated	(86,143,148)	(218,878,795)
Principal collected on mortgage loans	166,465	162,277
Purchases of mortgage loans	(256,438)	(185,411)
Net proceeds from sale of foreclosed assets	63	(43)
Purchases of premises, software and equipment	(801)	(2,241)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,202,550	(2,421,177)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2024	03/31/2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	118,782	224,016
Net proceeds from issuance of consolidated obligations:
Discount notes	109,361,756	100,994,078
Bonds	19,506,026	18,963,090
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(112,986,891)	(104,863,347)
Bonds	(17,089,100)	(12,076,813)
Bonds transferred to other FHLBanks	—	(999,987)
Net interest payments received (paid) for financing derivatives	6,216	4,863
Proceeds from issuance of capital stock	515,009	1,023,010
Payments for repurchase/redemption of capital stock	(524,722)	(709,534)
Payments for repurchase of mandatorily redeemable capital stock	(154,537)	(211,250)
Cash dividends paid	(80)	(68)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,247,541)	2,348,058
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,175	(669)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,062	25,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,237	$25,295

Supplemental disclosures:
Interest paid	$356,717	$196,661
Affordable Housing Program payments	$2,408	$1,644
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2024

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

FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2023. The interim financial statements presented herein should be read in conjunction with FHLBank’s audited financial statements and notes thereto, which are included in FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2024 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Segment Reporting (ASU 2023-07). In July 2023, the FASB issued amendments to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocations of capital for additional, more detailed information about a reportable segment’s expenses, including entities with a single reportable segment. The ASU is effective for FHLBank for the annual period ending December 31, 2024 and will be effective for interim periods beginning January 1, 2025. The adoption of this guidance is not expected to have a material effect on FHLBank’s disclosures.
NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of March 31, 2024, approximately 23 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of March 31, 2024 and December 31, 2023, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of March 31, 2024 and December 31, 2023. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $3,122,000 and $1,594,000, respectively, as of March 31, 2024, and $3,271,000 and $927,000, respectively, as of December 31, 2023.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $2,334,000 and $1,749,000 as of March 31, 2024 and December 31, 2023, respectively.

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

Trading Securities: Trading securities by major security type as of March 31, 2024 and December 31, 2023 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2024	12/31/2023
Non-mortgage-backed securities:
GSE debentures	$289,740	$288,438
Non-mortgage-backed securities	289,740	288,438
Mortgage-backed securities:
GSE MBS	603,374	620,170
Mortgage-backed securities	603,374	620,170
TOTAL	$893,114	$908,608

Net gains (losses) on trading securities during the three months ended March 31, 2024 and 2023 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2024	03/31/2023
Net gains (losses) on trading securities held as of March 31, 2024	$1,738	$8,984
Net gains (losses) on trading securities sold or matured prior to March 31, 2024	53	—
NET GAINS (LOSSES) ON TRADING SECURITIES	$1,791	$8,984

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2024 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $36,957,000 as of March 31, 2024.

Table 3.3

	03/31/2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,211,988	$37	$(48,002)	$3,164,023
Non-mortgage-backed securities	3,211,988	37	(48,002)	3,164,023
Mortgage-backed securities:
U.S. obligation MBS	96,212	—	(958)	95,254
GSE MBS	8,970,570	38,255	(84,085)	8,924,740
Mortgage-backed securities	9,066,782	38,255	(85,043)	9,019,994
TOTAL	$12,278,770	$38,292	$(133,045)	$12,184,017

Available-for-sale securities by major security type as of December 31, 2023 are summarized in Table 3.4 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $29,768,000 as of December 31, 2023.

Table 3.4

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of March 31, 2024 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$497,783	$(5,534)	$2,423,497	$(42,468)	$2,921,280	$(48,002)
Non-mortgage-backed securities	497,783	(5,534)	2,423,497	(42,468)	2,921,280	(48,002)
Mortgage-backed securities:
U.S. obligation MBS	60,049	(207)	35,205	(751)	95,254	(958)
GSE MBS	1,536,052	(12,966)	3,208,673	(71,119)	4,744,725	(84,085)
Mortgage-backed securities	1,596,101	(13,173)	3,243,878	(71,870)	4,839,979	(85,043)
TOTAL	$2,093,884	$(18,707)	$5,667,375	$(114,338)	$7,761,259	$(133,045)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2024 and December 31, 2023 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	03/31/2024		12/31/2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,211,988	3,164,023	2,983,880	2,937,868
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,211,988	3,164,023	2,983,880	2,937,868
Mortgage-backed securities	9,066,782	9,019,994	8,888,517	8,815,585
TOTAL	$12,278,770	$12,184,017	$11,872,397	$11,753,453

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2024 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $598,000 as of March 31, 2024.

Table 3.8

	03/31/2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$35,855	$—	$(615)	$35,240
Non-mortgage-backed securities	35,855	—	(615)	35,240
Mortgage-backed securities:
GSE MBS	221,381	372	(3,055)	218,698
Mortgage-backed securities	221,381	372	(3,055)	218,698
TOTAL	$257,236	$372	$(3,670)	$253,938

Held-to-maturity securities by major security type as of December 31, 2023 are summarized in Table 3.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $612,000 as of December 31, 2023.

Table 3.9

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of March 31, 2024 and December 31, 2023 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	03/31/2024		12/31/2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	35,855	35,240	35,855	35,209
Due after ten years	—	—	—	—
Non-mortgage-backed securities	35,855	35,240	35,855	35,209
Mortgage-backed securities	221,381	218,698	228,941	225,444
TOTAL	$257,236	$253,938	$264,796	$260,653

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of March 31, 2024 and 2023, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2024 and December 31, 2023, FHLBank had advances outstanding at interest rates ranging from 0.43 percent to 7.20 percent and 0.42 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $164,223,000 and $118,604,000 as of March 31, 2024 and December 31, 2023, respectively.

Table 4.1

	03/31/2024		12/31/2023
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$25,991,200	5.26%	$29,786,238	5.32%
Due after one year through two years	4,163,759	3.96	4,213,704	4.01
Due after two years through three years	4,484,972	4.26	3,882,479	4.22
Due after three years through four years	3,041,993	4.28	3,086,881	4.04
Due after four years through five years	2,553,218	3.93	2,837,481	4.03
Thereafter	1,766,882	3.08	1,863,519	3.04
Total par value	42,002,024	4.78%	45,670,302	4.85%
Discounts	(9,599)		(10,276)
Hedging adjustments	(332,296)		(215,257)
TOTAL	$41,660,129		$45,444,769

FHLBank offers advances that may be prepaid without prepayment or termination fees on predetermined exercise dates (call dates) prior to the stated advance maturity (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher rate for the advance relative to an equivalent maturity, non-callable advance. The borrower generally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). FHLBank also offers fixed rate advances that include a put option held by FHLBank (putable advances). On the date FHLBank exercises its put option, the borrower has the option to prepay the advance in full without a fee or roll into another advance product. A putable advance carries a lower interest rate than a comparable-maturity fixed rate advance without the put feature. FHLBank would generally exercise its put option when interest rates increase. Other advances are prepayable with a prepayment fee that makes FHLBank economically indifferent to the prepayment.

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $113,400,000 remain outstanding at March 31, 2024.

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put or conversion date as of March 31, 2024 and December 31, 2023 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put or Conversion Date
Redemption Term	03/31/2024	12/31/2023	03/31/2024	12/31/2023
Due in one year or less	$27,025,889	$31,038,961	$27,889,150	$31,299,438
Due after one year through two years	4,087,129	3,920,260	4,556,509	4,552,204
Due after two years through three years	4,164,366	3,562,900	4,222,472	3,954,979
Due after three years through four years	2,629,860	2,678,103	2,705,993	2,750,881
Due after four years through five years	2,436,598	2,715,262	1,243,718	1,600,481
Thereafter	1,658,182	1,754,816	1,384,182	1,512,319
TOTAL PAR VALUE	$42,002,024	$45,670,302	$42,002,024	$45,670,302

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of March 31, 2024 and December 31, 2023 (in thousands):

Table 4.3

Redemption Term	03/31/2024	12/31/2023
Fixed rate:
Due in one year or less	$16,838,100	$26,714,638
Due after one year through three years	6,578,816	6,034,768
Due after three years through five years	4,720,616	5,072,017
Due after five years through fifteen years	1,667,738	1,762,808
Due after fifteen years	27,842	28,659
Total fixed rate	29,833,112	39,612,890
Variable rate:
Due in one year or less	9,153,100	3,071,600
Due after one year through three years	2,069,915	2,061,415
Due after three years through five years	874,595	852,345
Due after five years through fifteen years	68,802	69,552
Due after fifteen years	2,500	2,500
Total variable rate	12,168,912	6,057,412
TOTAL PAR VALUE	$42,002,024	$45,670,302

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of March 31, 2024 and December 31, 2023, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2024 and December 31, 2023, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of March 31, 2024 and December 31, 2023, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2024 and December 31, 2023 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $47,526,000 and $45,669,000 as of March 31, 2024 and December 31, 2023, respectively.

Table 5.1

	03/31/2024	12/31/2023
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,024,208	$1,055,326
Fixed rate, long-term, single-family mortgages	7,346,534	7,227,825
Total unpaid principal balance	8,370,742	8,283,151
Premiums	94,071	94,485
Discounts	(5,779)	(5,591)
Deferred loan costs, net	38	39
Hedging adjustments	(13,806)	(13,840)
Total before allowance for credit losses on mortgage loans	8,445,266	8,358,244
Allowance for credit losses on mortgage loans	(5,202)	(5,531)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,440,064	$8,352,713

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of March 31, 2024 and December 31, 2023 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2024	12/31/2023
Conventional loans	$8,039,711	$7,953,624
Government-guaranteed or -insured loans	331,031	329,527
TOTAL UNPAID PRINCIPAL BALANCE	$8,370,742	$8,283,151

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of March 31, 2024 (dollar amounts in thousands):

Table 5.3

	03/31/2024
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2020	2020	2021	2022	2023	2024
Amortized Cost:[1]
Past due 30-59 days delinquent	$26,474	$3,131	$6,674	$8,573	$3,273	$—	$48,125	$9,311	$57,436
Past due 60-89 days delinquent	7,599	823	1,033	1,015	682	—	11,152	2,656	13,808
Past due 90 days or more delinquent	12,021	1,322	1,360	703	—	—	15,406	3,225	18,631
Total past due	46,094	5,276	9,067	10,291	3,955	—	74,683	15,192	89,875
Total current loans	2,671,995	1,482,264	1,690,749	838,163	1,136,885	215,453	8,035,509	319,882	8,355,391
Total mortgage loans	$2,718,089	$1,487,540	$1,699,816	$848,454	$1,140,840	$215,453	$8,110,192	$335,074	$8,445,266

Other delinquency statistics:
In process of foreclosure[2]							$4,769	$153	$4,922
Serious delinquency rate[3]							0.2%	1.0%	0.2%
Past due 90 days or more and still accruing interest							$—	$3,225	$3,225
Loans on nonaccrual status[4]							$18,347	$—	$18,347

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
4    Includes $10,863,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three months ended March 31, 2024 and 2023.

Table 5.5

	Three Months Ended
Conventional Loans	03/31/2024	03/31/2023
Balance, beginning of the period	$5,531	$6,378
Net (charge-offs) recoveries	(129)	(140)
Provision (reversal) for credit losses	(200)	(402)
Balance, end of the period	$5,202	$5,836

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of March 31, 2024 and December 31, 2023. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2024 and December 31, 2023 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	03/31/2024			12/31/2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$39,395,066	$154,124	$396,188	$44,804,870	$116,352	$410,595
Total derivatives designated as hedging relationships	39,395,066	154,124	396,188	44,804,870	116,352	410,595
Derivatives not designated as hedging instruments:
Interest rate swaps	5,750,376	22,673	76	6,383,296	22,072	152
Interest rate caps/floors	804,000	2,874	—	304,000	698	—
Mortgage delivery commitments	58,625	182	1	41,641	133	5
Total derivatives not designated as hedging instruments	6,613,001	25,729	77	6,728,937	22,903	157
TOTAL	$46,008,067	179,853	396,265	$51,533,807	139,255	410,752
Netting adjustments and cash collateral[1]		156,949	(394,188)		211,112	(409,892)
DERIVATIVE ASSETS AND LIABILITIES		$336,802	$2,077		$350,367	$860

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $604,047,000 and $649,456,000 as of March 31, 2024 and December 31, 2023, respectively. Cash collateral received was $52,910,000 and $28,452,000 as of March 31, 2024 and December 31, 2023, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended March 31, 2024 and 2023, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	03/31/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$591,987	$190,059	$227,541	$623,540
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$194,890	$145,687	$(3,054)	$(84,391)
Hedged items[2]	(117,039)	(88,253)	713	6,947
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$77,851	$57,434	$(2,341)	$(77,444)

	Three Months Ended
	03/31/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$536,594	$116,836	$263,521	$461,882
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(78,806)	$(71,218)	$16,658	$54,901
Hedged items[2]	118,441	111,500	(25,891)	(124,178)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$39,635	$40,282	$(9,233)	$(69,277)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2024 and December 31, 2023 (in thousands):

Table 6.3

03/31/2024
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$14,035,734	$(324,193)	$(8,103)	$(332,296)
Available-for-sale securities	6,728,262	(345,010)	—	(345,010)
Consolidated obligation discount notes	(2,381,347)	3,026	—	3,026
Consolidated obligation bonds	(15,292,882)	373,127	(5,841)	367,286

12/31/2023
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$13,545,019	$(206,332)	$(8,924)	$(215,256)
Available-for-sale securities	6,367,691	(256,757)	—	(256,757)
Consolidated discount notes	(3,874,550)	2,313	—	2,313
Consolidated obligation bonds	(20,374,603)	366,180	(5,937)	360,243

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	Three Months Ended
	03/31/2024	03/31/2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$774	$(8,286)
Interest rate caps/floors	(604)	(350)
Net interest settlements	8,538	8,298
Price alignment interest	(125)	(210)
Mortgage delivery commitments	(55)	23
NET GAINS (LOSSES) ON DERIVATIVES	$8,528	$(525)

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31,2024, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2024 and December 31, 2023.

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

Table 7.1 details the types of deposits held by FHLBank as of March 31, 2024 and December 31, 2023 (in thousands):

Table 7.1

	03/31/2024	12/31/2023
Interest-bearing:
Demand	$355,651	$297,267
Overnight	425,100	391,900
Term	9,550	10,650
Total interest-bearing	790,301	699,817
Non-interest-bearing:
Other	56,327	52,383
Total non-interest-bearing	56,327	52,383
TOTAL DEPOSITS	$846,628	$752,200

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

Table 8.1

	03/31/2024		12/31/2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$29,572,290	4.85%	$28,152,305	4.90%
Due after one year through two years	10,579,085	4.47	9,327,370	4.21
Due after two years through three years	4,123,125	2.14	4,294,125	2.01
Due after three years through four years	1,784,335	2.28	1,780,895	2.01
Due after four years through five years	1,261,500	3.73	1,467,440	2.96
Thereafter	4,505,255	2.78	4,387,255	2.63
Total par value	51,825,590	4.26%	49,409,390	4.15%
Premiums	12,969		12,874
Discounts	(2,621)		(3,108)
Concession fees	(11,575)		(11,424)
Hedging adjustments	(367,286)		(360,243)
TOTAL	$51,457,077		$49,047,489

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of March 31, 2024 and December 31, 2023 includes callable bonds totaling $18,261,300,000 and $22,940,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2024 and December 31, 2023 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	03/31/2024	12/31/2023
Due in one year or less	$41,832,590	$40,475,305
Due after one year through two years	7,266,785	6,503,370
Due after two years through three years	1,299,125	1,227,125
Due after three years through four years	589,335	362,895
Due after four years through five years	418,000	493,940
Thereafter	419,755	346,755
TOTAL PAR VALUE	$51,825,590	$49,409,390

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2024 and December 31, 2023 (in thousands):

Table 8.3

	03/31/2024	12/31/2023
Fixed rate	$23,234,590	$28,093,390
Simple variable rate	26,964,000	19,524,000
Step	1,627,000	1,792,000
TOTAL PAR VALUE	$51,825,590	$49,409,390

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2024	$17,005,256	$17,167,240	5.10%

December 31, 2023	$20,743,249	$20,903,145	5.15%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2024 and December 31, 2023 (in thousands):

Table 9.1

03/31/2024
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$173,821	$(173,090)	$731	$(182)	$549
Cleared derivatives	6,032	330,039	336,071	—	336,071
Total derivative assets	179,853	156,949	336,802	(182)	336,620
Securities purchased under agreements to resell	3,925,000	—	3,925,000	(3,925,000)	—
TOTAL	$4,104,853	$156,949	$4,261,802	$(3,925,182)	$336,620

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2024 and December 31, 2023 (in thousands):

Table 9.3

03/31/2024
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$392,818	$(390,741)	$2,077	$(1)	$2,076
Cleared derivatives	3,447	(3,447)	—	—	—
Total derivative liabilities	396,265	(394,188)	2,077	(1)	2,076
TOTAL	$396,265	$(394,188)	$2,077	$(1)	$2,076

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

Table 10.1

	03/31/2024		12/31/2023
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$777,733	$3,614,791	$746,439	$3,730,738
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.4%
Total regulatory capital	$2,946,572	$3,959,691	$2,997,879	$4,009,870
Leverage capital ratio	5.0%	7.8%	5.0%	7.8%
Leverage capital	$3,683,215	$5,767,087	$3,747,349	$5,875,238

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2024 and 2023 (in thousands):

Table 10.2

	Three Months Ended
	03/31/2024	03/31/2023
Balance, beginning of period	$247	$280
Capital stock subject to mandatory redemption reclassified from equity during the period	154,493	211,237
Redemption or repurchase of mandatorily redeemable capital stock during the period	(154,537)	(211,250)
Stock dividend classified as mandatorily redeemable capital stock during the period	2	2
Balance, end of period	$205	$269

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2024, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended March 31, 2024 and 2023 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2022	$(84,443)	$173	$(84,270)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	1,887		1,887
Net current period other comprehensive income (loss)	1,887	—	1,887
Balance at March 31, 2023	$(82,556)	$173	$(82,383)

Balance at December 31, 2023	$(118,944)	$(27)	$(118,971)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	24,192		24,192
Net current period other comprehensive income (loss)	24,192	—	24,192
Balance at March 31, 2024	$(94,752)	$(27)	$(94,779)

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2024 and December 31, 2023. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2024 and 2023.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of March 31, 2024 and December 31, 2023. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of March 31, 2024 and December 31, 2023 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	03/31/2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$31,237	$31,237	$31,237	$—	$—	$—
Interest-bearing deposits	2,016,198	2,016,198	—	2,016,198	—	—
Securities purchased under agreements to resell	3,925,000	3,925,000	—	3,925,000	—	—
Federal funds sold	3,580,000	3,580,000	—	3,580,000	—	—
Trading securities	893,114	893,114	—	893,114	—	—
Available-for-sale securities	12,184,017	12,184,017	—	12,184,017	—	—
Held-to-maturity securities	257,236	253,938	—	218,698	35,240	—
Advances	41,660,129	41,681,151	—	41,681,151	—	—
Mortgage loans held for portfolio, net of allowance	8,440,064	7,491,078	—	7,486,869	4,209	—
Accrued interest receivable	259,092	259,092	—	259,092	—	—
Derivative assets	336,802	336,802	—	179,853	—	156,949
Liabilities:
Deposits	846,628	846,627	—	846,627	—	—
Consolidated obligation discount notes	17,005,256	17,004,112	—	17,004,112	—	—
Consolidated obligation bonds	51,457,077	50,505,214	—	50,505,214	—	—
Mandatorily redeemable capital stock	205	205	205	—	—	—
Accrued interest payable	335,993	335,993	—	335,993	—	—
Derivative liabilities	2,077	2,077	—	396,265	—	(394,188)
Other Asset (Liability):
Industrial revenue bonds	35,000	32,436	—	32,436	—	—
Financing obligation payable	(35,000)	(32,436)	—	(32,436)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2024 and December 31, 2023 (in thousands).

Table 12.3

	03/31/2024
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE debentures	$289,740	$—	$289,740	$—	$—
GSE MBS	603,374	—	603,374	—	—
Total trading securities	893,114	—	893,114	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,164,023	—	3,164,023	—	—
U.S. obligation MBS	95,254	—	95,254	—	—
GSE MBS	8,924,740	—	8,924,740	—	—
Total available-for-sale securities	12,184,017	—	12,184,017	—	—
Derivative assets:
Interest-rate related	336,620	—	179,671	—	156,949
Mortgage delivery commitments	182	—	182	—	—
Total derivative assets	336,802	—	179,853	—	156,949
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$13,413,933	$—	$13,256,984	$—	$156,949

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,076	$—	$396,264	$—	$(394,188)
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	2,077	—	396,265	—	(394,188)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,077	$—	$396,265	$—	$(394,188)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$4,246	$—	$—	$4,246	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,246	$—	$—	$4,246	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the three months ended March 31, 2024 and still outstanding as of March 31, 2024.

Table 12.4

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
Held-to-maturity securities:
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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,103,431,356,000 and $1,134,003,465,000 as of March 31, 2024 and December 31, 2023, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at March 31, 2024 and December 31, 2023 (in thousands). No allowance for credit losses was recorded on these commitments at March 31, 2024 and December 31, 2023.

Table 13.1

	03/31/2024			12/31/2023
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,500,827	$23,617	$7,524,444	$7,242,988	$5,670	$7,248,658
Advance commitments outstanding	22,636	1,000	23,636	48,526	3,615	52,141
Principal commitments for standby bond purchase agreements	86,845	904,980	991,825	283,220	716,295	999,515
Commitments to fund or purchase mortgage loans	58,625	—	58,625	41,641	—	41,641
Commitments to issue consolidated bonds, at par	770,000	—	770,000	1,300,000	—	1,300,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2027. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,451,000 and $2,367,000 as of March 31, 2024 and December 31, 2023, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2029, though some are renewable at the option of FHLBank. As of March 31, 2024 and December 31, 2023, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2024 and 2023.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset balances of $181,000 and $128,000 as of March 31, 2024 and December 31, 2023, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 14.1

03/31/2024
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$101,739	29.5%	$387,832	18.0%	$489,571	19.6%
BOKF, N.A.	OK	3,766	1.1	302,947	14.1	306,713	12.3
TOTAL		$105,505	30.6%	$690,779	32.1%	$796,284	31.9%

Table 14.2

12/31/2023
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$35,473	12.7%	$443,345	19.0%	$478,818	18.4%
BOKF, N.A.	OK	500	0.2	347,012	14.9	347,512	13.3
TOTAL		$35,973	12.9%	$790,357	33.9%	$826,330	31.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2024 and December 31, 2023 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	03/31/2024		12/31/2023		03/31/2024		12/31/2023
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$8,450,000	20.1%	$9,585,000	21.0%	$4,483	0.5%	$3,751	0.5%
BOKF, N.A.	6,700,000	16.0	7,675,000	16.8	39,187	4.6	22,325	3.0%
TOTAL	$15,150,000	36.1%	$17,260,000	37.8%	$43,670	5.1%	$26,076	3.5%

BOKF, N.A. sold $8,797,000 mortgage loans into the MPF Program during the three months ended March 31, 2024. MidFirst Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2024 and 2023.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of March 31, 2024 and December 31, 2023 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	03/31/2024		12/31/2023
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$6,931,278	16.5%	$270,308	0.6%

Deposits	$40,882	4.8%	$7,314	1.0%

Class A Common Stock	$7,617	2.2%	$4,314	1.5%
Class B Common Stock	316,460	14.7	14,924	0.6
TOTAL CAPITAL STOCK	$324,077	13.0%	$19,238	0.7%

Table 14.5 presents mortgage loans acquired during the three months ended March 31, 2024 and 2023 for members that had an officer or director serving on FHLBank’s board of directors in 2024 or 2023 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended
	03/31/2024		03/31/2023
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$15,246	6.0%	$4,512	2.5%

NOTE 15 – TRANSACTIONS WITH OTHER FHLBANKS

From time to time, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the first quarter of 2023, FHLBank Topeka transferred debt obligations with a par amount of $1,000,000,000 to another FHLBank. There were no transfers of debt obligations to other FHLBanks during the three months ended March 31, 2024.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I, Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2023, which includes audited financial statements and related notes for the year ended December 31, 2023. Our MD&A includes the following sections:
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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2024	12/31/2023	09/30/2023	06/30/2023	03/31/2023
Statement of Condition (as of period end):
Total assets	$73,664,303	$74,946,985	$73,136,292	$72,859,560	$74,838,195
Investments[1]	22,855,565	20,486,846	19,967,164	20,184,671	19,831,466
Advances	41,660,129	45,444,769	44,322,221	43,957,361	46,456,748
Mortgage loans, net	8,440,064	8,352,713	8,207,138	8,064,228	7,925,256
Total liabilities	69,799,596	71,056,333	69,244,674	68,963,074	70,972,748
Deposits	846,628	752,200	751,952	539,157	955,321
Consolidated obligations, net[2]	68,462,333	69,790,738	67,991,607	67,944,534	69,487,247
Total capital	3,864,707	3,890,652	3,891,618	3,896,486	3,865,447
Capital stock	2,497,709	2,607,683	2,649,451	2,644,249	2,662,089
Retained earnings	1,461,777	1,401,940	1,371,586	1,336,066	1,285,741
Statement of Income (for the quarterly period ended):
Net interest income	136,141	119,072	114,908	121,667	104,403
Other income (loss)	13,916	6,382	10,927	19,025	11,613
Other expenses	23,423	29,268	23,649	21,946	22,145
Income before assessments	126,834	97,139	102,219	118,000	94,273
Affordable Housing Program (AHP) assessments	12,684	9,714	10,222	11,800	9,428
Net income	114,150	87,425	91,997	106,200	84,845
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	54,313	57,071	56,477	55,875	52,209
Weighted average dividend rate[3]	8.76%	8.84%	8.62%	8.31%	8.12%
Dividend payout ratio[4]	47.58%	65.28%	61.39%	52.61%	61.53%
Return on average equity	11.96%	9.06%	9.39%	10.81%	8.96%
Return on average assets	0.62%	0.46%	0.49%	0.55%	0.46%
Average equity to average assets	5.19%	5.04%	5.18%	5.10%	5.09%
Net interest margin[5]	0.74%	0.62%	0.61%	0.63%	0.56%
Total capital ratio[6]	5.25%	5.19%	5.32%	5.35%	5.17%
Regulatory capital ratio[7]	5.38%	5.35%	5.50%	5.46%	5.28%

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

First Quarter 2024 Financial Highlights:
•Net interest income/margin: Net interest income increased $31.7 million to $136.1 million for the quarter ended March 31, 2024 compared to $104.4 million for the quarter ended March 31, 2023. The increase in net interest income was primarily attributed to improvements in funding and asset spreads combined with the increase in interest rates, including the impact of higher interest rates on fair value hedges. Net interest margin increased 18 basis points for the current quarter, from 0.56 percent for the quarter ended March 31, 2023 to 0.74 percent for the quarter ended March 31, 2024. Net interest spread increased 12 basis points, from 0.31 percent for the quarter ended March 31, 2023 to 0.43 percent for the quarter ended March 31, 2024.
•Total assets: Total assets decreased from $74.9 billion as of December 31, 2023 to $73.7 billion as of March 31, 2024, driven by the $3.7 billion decrease in advances between periods, partially offset by an increase in short-term investments between periods. The average balance of interest-earning assets decreased $1.4 billion between the quarter ended March 31, 2024 and the same period in the prior year, driven by a $4.2 billion decrease in the average balance of advances, partially offset by a $2.4 billion increase in the average balance of short- and long-term investments.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of March 31, 2024 and December 31, 2023, our Primary Mission Asset ratio was 78 percent and 81 percent, respectively.
•Advances: Advances decreased to $41.7 billion at March 31, 2024 compared to $45.4 billion at December 31, 2023, representing 56.6 percent of total assets as of March 31, 2024, compared to 60.6 percent as of December 31, 2023. The average balance of advances declined $4.2 billion, or 9.0 percent, to $42.4 billion for the quarter ended March 31, 2024 when compared to the prior year period. The decrease in the average balance of advances between periods was largely attributed to the funding needs of depository members. FHLBank continues to execute its liquidity mission by serving as a reliable source of liquidity and funding for members.
•Mortgage loans: Mortgage loans held steady at $8.4 billion at both December 31, 2023 and March 31, 2024, representing 11.5 percent of total assets as of March 31, 2024, compared to 11.1 percent as of December 31, 2023. The average balance of mortgage loans increased $0.5 billion, or 6.2 percent, for the three months ended March 31, 2024 when compared to the prior year period. Interest income continues to be positively impacted by lower premium amortization and originations at interest rates higher than that of the existing portfolio.
•Performance ratios: Return on average equity (ROE) increased to 12.0 percent for the quarter ended March 31, 2024 compared to 9.0 percent for the prior year quarter due to the increase in net income for the current quarter.
•Dividends: The Class A Common Stock dividend rate of 4.75 percent per annum and the Class B Common Stock dividend rate of 9.50 percent per annum combined for a weighted average dividend rate for the quarter ended March 31, 2024 of 8.76 percent.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2024	03/31/2023	03/31/2024	12/31/2023
Market Instrument	Three-month	Three-month	Ending	Ending
	Average	Average	Rate	Rate
Secured Overnight Financing Rate[1]	5.31%	4.50%	5.34%	5.38%
Federal funds effective rate[1]	5.33	4.52	5.33	5.33
Federal Reserve interest rate on reserve balances[1]	5.40	4.59	5.40	5.40
3-month U.S. Treasury bill[1]	5.38	4.71	5.37	5.34
2-year U.S. Treasury note[1]	4.49	4.36	4.62	4.25
5-year U.S. Treasury note[1]	4.11	3.81	4.21	3.85
10-year U.S. Treasury note[1]	4.15	3.65	4.20	3.88
30-year residential mortgage note rate[1,2]	6.89	6.44	6.91	6.76

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The Federal Open Market Committee (FOMC) held rates steady for the sixth consecutive time at its meeting in May 2024, as inflation remains above their two percent target. Recent indicators suggest that economic activity has been expanding at a solid pace with job gains remaining strong and the unemployment rate remaining low. The FOMC does not expect to reduce rates until inflation begins to move sustainably toward the two percent target.

We issue debt at a spread to U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. The cost of issuing short-term debt has increased with the increases in market rates, but the high demand for short-term Agency debt has kept this spread to the comparable Treasury security relatively narrow. After months of temporary measures, legislation to fund the government through September 30, 2024 was signed on March 23, 2024, easing the threat of a government shutdown. Historically, the threat of a government shutdown has not had a significant impact on the demand for or cost to issue FHLBank debt.

Volatility in the capital markets can also impact the demand for and cost of debt issued by the FHLBanks. Efforts of the Federal Reserve Board to ease inflation have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook. Continued inflation and higher interest rates could impact economic growth and member demand for advances. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2024.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	03/31/2024 vs. 03/31/2023
	Dollar Change	Percentage Change
Total interest income	$159,493	19.0%
Total interest expense	127,755	17.4
Net interest income	31,738	30.4
Provision (reversal) for credit losses on mortgage loans	202	50.2
Net interest income after mortgage loan loss provision	31,536	30.1
Net gains (losses) on trading securities	(7,193)	(80.1)
Net gains (losses) on derivatives	9,053	1,724.4
Other non-interest income	443	14.0
Total other income (loss)	2,303	19.8
Operating expenses	1,447	8.3
Other non-interest expenses	(169)	(3.6)
Total other expenses	1,278	5.8
AHP assessments	3,256	34.5
NET INCOME	$29,305	34.5%

Net income increased $29.3 million, or 34.5 percent, to $114.2 million for the three months ended March 31, 2024 compared to $84.8 million for the three months ended March 31, 2023. The increase in net income is substantially attributed to the increase in net interest income, partially offset by increases in affordable housing program (AHP) assessments and operating expenses. For detailed discussion relating to these fluctuations, see “Net Interest Income and Net Interest Margin,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $31.7 million for the quarter, or 30.4 percent, from $104.4 million for the three months ended March 31, 2023 to $136.1 million for the three months ended March 31, 2024. Balance sheet composition, market interest rates and trends, and net interest spread affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. The increase in net interest income was primarily attributed to improvements in funding spreads resulting from the maturities of higher-costing debt. Asset spreads also improved, particularly on long-term investments and advances, combined with the impact of higher interest rates on fair value hedges.

Net interest margin increased 18 basis points for the current quarter, from 0.56 percent for the quarter ended March 31, 2023 to 0.74 percent for the quarter ended March 31, 2024. Net interest spread increased 12 basis points, from 0.31 percent for the quarter ended March 31, 2023 to 0.43 percent for the quarter ended March 31, 2024. The increase in net interest spread was partially due to shifts in balance sheet composition between advances and investments, with spread improvements in both asset categories, Net interest margin also benefited from the improvement in net interest spread. For further discussion of advances, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” Overnight investments also provided a positive contribution, as the yield increased more than the cost of the associated short-term debt.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For the current quarter, net interest income increased $48.4 million due to net interest settlements received on fair value hedges compared to $4.7 million for the same period in the prior year due to increases in interest rates between periods. Tables 4 and 5 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 03/31/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,218	$11,100	$—	$577	$1,656	$14,551
Net amortization/accretion of hedging activities	821	—	142	—	96	1,059
Net interest received (paid)	79,908	50,753	—	(2,975)	(79,277)	48,409
Price alignment amount	(4,096)	(4,419)	—	57	81	(8,377)
TOTAL	$77,851	$57,434	$142	$(2,341)	$(77,444)	$55,642

Table 5

	Three Months Ended 03/31/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(5,169)	$6,073	$—	$4,363	$(1,028)	$4,239
Net amortization/accretion of hedging activities	(536)	—	193	—	—	(343)
Net interest received (paid)	49,018	37,890	—	(13,893)	(68,288)	4,727
Price alignment amount	(3,678)	(3,681)	—	297	39	(7,023)
TOTAL	$39,635	$40,282	$193	$(9,233)	$(69,277)	$1,600

Average Balances and Yields: Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 6

	Three Months Ended
	03/31/2024			03/31/2023
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,682,483	$36,001	5.40%	$2,723,021	$30,697	4.57%
Securities purchased under agreements to resell	2,979,615	40,243	5.43	2,679,444	30,282	4.58
Federal funds sold	4,010,396	54,123	5.43	4,185,333	47,356	4.59
Investment securities[1,2]	13,310,933	200,285	6.05	11,001,216	131,302	4.84
Advances[1,2]	42,350,762	591,987	5.62	46,539,507	536,594	4.68
Mortgage loans[3,4]	8,397,439	74,476	3.57	7,903,480	60,808	3.12
Other interest-earning assets	35,220	177	2.03	86,112	760	3.58
Total earning assets	73,766,848	997,292	5.44	75,118,113	837,799	4.52
Other non-interest-earning assets	216,881			354,894
Total assets	$73,983,729			$75,473,007

Interest-bearing liabilities:
Deposits	$761,399	$9,730	5.14%	$711,639	$7,569	4.31%
Consolidated obligations[1]:
Discount Notes	17,158,106	227,541	5.33	24,155,363	263,521	4.42
Bonds	51,242,578	623,540	4.89	45,744,729	461,882	4.09
Other borrowings	44,165	340	3.10	54,997	424	3.13
Total interest-bearing liabilities	69,206,248	861,151	5.01	70,666,728	733,396	4.21
Capital and other non-interest-bearing funds	4,777,481			4,806,279
Total funding	$73,983,729			$75,473,007

Net interest income and net interest spread[5]		$136,141	0.43%		$104,403	0.31%

Net interest margin[6]			0.74%			0.56%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $1.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.
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

Table 7

	Three Months Ended
	03/31/2024 vs. 03/31/2023
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(463)	$5,767	$5,304
Securities purchased under agreements to resell	3,634	6,327	9,961
Federal funds sold	(2,047)	8,814	6,767
Investment securities	30,783	38,200	68,983
Advances	(51,361)	106,754	55,393
Mortgage loans	3,969	9,699	13,668
Other assets	(338)	(245)	(583)
Total interest-earning assets	(15,823)	175,316	159,493
Interest Expense[3]:
Deposits	557	1,604	2,161
Consolidated obligations:
Discount notes	(85,771)	49,791	(35,980)
Bonds	59,727	101,931	161,658
Other borrowings	(84)	—	(84)
Total interest-bearing liabilities	(25,571)	153,326	127,755
Change in net interest income	$9,748	$21,990	$31,738

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

Net Gains (Losses) on Derivatives: Tables 8 and 9 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 8

	Three Months Ended 03/31/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,545	$(1,758)	$—	$(617)	$—	$170
Mortgage delivery commitments	—	—	(55)	—	—	(55)
Economic hedges – net interest received (paid)	1,163	7,623	—	(248)	—	8,538
Price alignment amount	(62)	(65)	—	2	—	(125)
Net gains (losses) on derivatives	3,646	5,800	(55)	(863)	—	8,528
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	1,725	—	—	—	1,725
TOTAL	$3,646	$7,525	$(55)	$(863)	$—	$10,253

Table 9

	Three Months Ended 03/31/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(169)	$(11,423)	$—	$2,639	$317	$(8,636)
Mortgage delivery commitments	—	—	23	—	—	23
Economic hedges – net interest received (paid)	299	8,014	—	253	(268)	8,298
Price alignment amount	(15)	(186)	—	(16)	7	(210)
Net gains (losses) on derivatives	115	(3,595)	23	2,876	56	(525)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	8,953	—	—	—	8,953
TOTAL	$115	$5,358	$23	$2,876	$56	$8,428

For the three months ended March 31, 2024, net gains and losses on derivatives resulted in an increase in net income of $8.5 million compared to a decrease of $0.5 million for the prior year period. The change between periods was attributed to fair value fluctuations resulting from an increase in the level of swap index rates.

Table 10 presents the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 10

	Three Months Ended
	03/31/2024			03/31/2023
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$—	$—	$—	$(1,930)	$1,774	$(156)
GSE debentures	(1,629)	1,303	(326)	(2,870)	2,023	(847)
GSE MBS	475	422	897	(6,273)	5,156	(1,117)
TOTAL	$(1,154)	$1,725	$571	$(11,073)	$8,953	$(2,120)

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate GSE debentures and fixed rate multifamily GSE MBS, with a small percentage of variable rate single-family GSE MBS. Periodically, we also invest in short-term securities and U.S. Treasury obligations classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to the Secured Overnight Financing Rate (SOFR). The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads are swapped on an economic basis to SOFR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate term Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or SOFR.

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

Table 11

	Three Months Ended
	03/31/2024	03/31/2023
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$66	$31
Total trading securities not hedged	66	31
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	—	1,774
GSE debentures	1,303	2,023
GSE MBS	422	5,156
Total trading securities hedged on an economic basis with derivatives	1,725	8,953
TOTAL	$1,791	$8,984

The unrealized gains on the securities in the trading portfolio for the current period reflect the changes in term Treasury and mortgage rates relative to the prevailing yields at the end of the prior period. In addition to interest rates and credit spreads, the value of these securities is affected by price convergence to par which results in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which includes compensation and benefits and other operating expenses, were $23.4 million and $22.1 million for the quarters ended March 31, 2024 and 2023, respectively. The $1.3 million increase between years is due primarily to an increase in compensation and benefits expense and other operating expenses. Compensation and benefits expense increased due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment. We expect modest increases in compensation and benefits expense for 2024 in anticipation of continued hiring for new and open positions. We also expect an increase in other operating expense for the next few years due to our voluntary grant programs to support affordable housing and community development initiatives throughout Colorado, Kansas, Nebraska, and Oklahoma.

Financial Condition
Overall: Table 12 presents the percentage concentration of the major components of our Statements of Condition:

Table 12

	Component Concentration
	03/31/2024	12/31/2023
Assets:
Cash and due from banks	—%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	12.9	10.1
Investment securities	18.0	17.2
Advances	56.6	60.6
Mortgage loans, net	11.5	11.1
Other assets	1.0	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.1%	1.0%
Consolidated obligation discount notes, net	23.1	27.7
Consolidated obligation bonds, net	69.9	65.4
Other liabilities	0.6	0.7
Total liabilities	94.7	94.8

Capital:
Capital stock outstanding	3.4	3.5
Retained earnings	2.0	1.9
Accumulated other comprehensive income (loss)	(0.1)	(0.2)
Total capital	5.3	5.2
Total liabilities and capital	100.0%	100.0%

Table 13 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 13

	Increase (Decrease) in Components
	03/31/2024 vs. 12/31/2023
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$5,175	19.9%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	1,961,209	25.9
Investment securities	407,510	3.2
Advances	(3,784,640)	(8.3)
Mortgage loans, net	87,351	1.0
Other assets	40,713	6.4
Total assets	$(1,282,682)	(1.7)%

Liabilities:
Deposits	$94,428	12.6%
Consolidated obligation discount notes, net	(3,737,993)	(18.0)
Consolidated obligation bonds, net	2,409,588	4.9
Other liabilities	(22,760)	(4.4)
Total liabilities	(1,256,737)	(1.8)

Capital:
Capital stock outstanding	(109,974)	(4.2)
Retained earnings	59,837	4.3
Accumulated other comprehensive income (loss)	24,192	20.3
Total capital	(25,945)	(0.7)
Total liabilities and capital	$(1,282,682)	(1.7)%

Total assets decreased between periods, from $74.9 billion at December 31, 2023 to $73.7 billion at March 31, 2024, driven by the decrease in advances between those periods. Asset composition remained relatively consistent from December 31, 2023 to March 31, 2024, with a decrease in advance balances from 60.6 percent of total assets at December 31, 2023 to 56.6 percent at March 31, 2024. Federal funds sold contributed to the increase in short-term investments to 12.9 percent of total assets as of March 31, 2024 compared to 10.1 percent as of December 31, 2023. Total liabilities decreased $1.3 billion from December 31, 2023 to March 31, 2024, which corresponded to the decrease in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 70.3 percent and 29.7 percent of total consolidated obligations, respectively, at December 31, 2023 compared to 75.2 percent and 24.8 percent at March 31, 2024. This composition shift is mostly due to an increase in floating rate bonds and a decrease in discount notes. Total capital decreased $25.9 million, or 0.7 percent, from December 31, 2023 to March 31, 2024 due primarily to a decrease in required capital stock.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2024 and December 31, 2023. Advance par value decreased by 8.0 percent, from $45.7 billion at December 31, 2023 to $42.0 billion at March 31, 2024 (see Table 14). During March 2023, our members’ demand for advances increased temporarily in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by some depository institutions. This stress has eased, so depository members are holding less on-balance sheet liquidity. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; short-term fixed rate advances declined but line of credit and adjustable rate advances increased to 58.0 percent of the portfolio at March 31, 2024 compared to 39.0 percent as of December 31, 2023.

As of March 31, 2024 and December 31, 2023, 61.0 percent and 65.1 percent, respectively, of our members carried outstanding advance balances. Advance balances may be impacted by rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Rather than match-funding long-term, fixed rate advances, we elect to swap a significant portion of advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 95.7 percent and 95.9 percent of our total advance portfolio as of March 31, 2024 and December 31, 2023, respectively. We anticipate continuing the practice of swapping advances with longer maturities to short-term indices.

Table 14 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Table 14

	03/31/2024		12/31/2023
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$12,169,958	29.0%	$11,747,448	25.7%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	10,672,250	25.4	4,418,750	9.7
Adjustable rate callable advances	1,474,400	3.5	1,616,400	3.5
Standard housing and community development advances:
Adjustable rate callable advances	22,262	0.1	22,262	0.1
Total adjustable rate term advances	12,168,912	29.0	6,057,412	13.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	1,564,687	3.7	12,313,627	27.0
Regular fixed rate advances	12,501,094	29.8	12,359,319	27.1
Fixed rate callable advances	68,402	0.2	68,402	0.2
Fixed rate putable advances	2,448,550	5.8	2,071,800	4.5
Fixed rate convertible advances	113,400	0.3	113,400	0.3
Standard housing and community development advances:
Regular fixed rate advances	287,503	0.7	291,064	0.6
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	16,984,094	40.5	27,218,070	59.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	453,532	1.1	415,568	0.9
Fixed rate callable amortizing advances	17,992	—	18,367	—
Standard housing and community development advances:
Fixed rate amortizing advances	194,849	0.4	202,036	0.4
Fixed rate callable amortizing advances	12,687	—	11,401	—
Total amortizing advances	679,060	1.5	647,372	1.3
TOTAL PAR VALUE	$42,002,024	100.0%	$45,670,302	100.0%

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

Table 15

Borrower Name	03/31/2024		12/31/2023
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$8,450,000	20.1%	$9,585,000	21.0%
BOKF, N.A.	6,700,000	16.0	7,675,000	16.8
United of Omaha Life Insurance Co.	2,796,009	6.7	2,278,283	5.0
Capitol Federal Savings Bank	2,352,992	5.6	2,375,410	5.2
Security Life of Denver Insurance Co.	2,200,000	5.2
TOTAL	$22,499,001	53.6%	$23,795,209	52.1%

Table 16 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 16

	Three Months Ended
	03/31/2024		03/31/2023
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$126,262	24.5%	$136,579	27.5%
BOKF, N.A.	94,638	18.4	52,275	10.5
United of Omaha Life Insurance Co.	25,113	4.9	16,928	3.4
Security Life of Denver Insurance Co.	24,774	4.8
First United Bank & Trust Co.	22,008	4.3
Capitol Federal Savings Bank			32,866	6.6
FirstBank			17,031	3.4
TOTAL	$292,795	56.9%	$255,679	51.4%

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

The mortgage loan portfolio remained flat between periods, at $8.4 billion at December 31, 2023 and March 31, 2024. Mortgage rates have remained elevated, which has reduced origination volume and refinancing incentive for borrowers and slowed prepayments in recent periods, although purchase volume has continued to exceed principal repayments. Net mortgage loans as a percentage of total assets increased, from 11.1 percent as of December 31, 2023 to 11.5 percent as of March 31, 2024. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2024 was $0.3 billion.

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

Table 17

	03/31/2024		12/31/2023
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Fidelity Bank	$374,268	4.5%	$366,733	4.4%
Farmers Bank & Trust	364,381	4.4	338,745	4.1
Tulsa Teachers Credit Union	301,778	3.6	304,925	3.7
West Gate Bank	273,877	3.3	267,101	3.2
Community National Bank & Trust	226,989	2.7	226,466	2.7
TOTAL	$1,541,293	18.5%	$1,503,970	18.1%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2024 was 750 and 74.6 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $0.3 million from December 31, 2023 to March 31, 2024. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 0.9 percent of the amortized cost of total conventional loans at March 31, 2024 and December 31, 2023. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $2.4 billion from December 31, 2023 to March 31, 2024 driven by increases in U.S. Treasury obligations, MBS securities, interest bearing deposits, and Federal funds sold.

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

Table 18

	03/31/2024	12/31/2023
Interest-bearing deposits	$2,016,170	$1,604,423
Federal funds sold	3,580,000	2,080,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,596,170	$3,684,423

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2024, all unsecured investments were rated as investment grade based on NRSROs (see Table 21).

Table 19 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2024 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 19

Domicile of Counterparty	Overnight
Domestic	$2,446,170
U.S. Branches and agency offices of foreign commercial banks:
Australia	1,050,000
Canada	1,050,000
Netherlands	400,000
United Kingdom	400,000
Germany	250,000
Total U.S. Branches and agency offices of foreign commercial banks	3,150,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,596,170

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of March 31, 2024, the aggregate value of our MBS portfolio represented 257 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in recent periods. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of March 31, 2024 are summarized by security type in Table 20 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2023. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 20

	03/31/2024					12/31/2023
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE debentures	272,161	17,579	—	—	289,740	288,438
GSE MBS	111,434	481,356	6,239	4,345	603,374	620,170
Total trading securities	383,595	498,935	6,239	4,345	893,114	908,608
Available-for-sale securities:
U.S. Treasury obligations	—	3,164,023	—	—	3,164,023	2,937,868
U.S. obligation MBS	—	—	—	95,254	95,254	107,535
GSE MBS	135,710	1,836,053	3,782,366	3,170,611	8,924,740	8,708,050
Total available-for-sale securities	135,710	5,000,076	3,782,366	3,265,865	12,184,017	11,753,453
Held-to-maturity securities:
State or local housing agency obligations	—	—	35,855	—	35,855	35,855
GSE MBS	—	42,396	1,815	177,170	221,381	228,941
Total held-to-maturity securities	—	42,396	37,670	177,170	257,236	264,796

Total securities	519,305	5,541,407	3,826,275	3,447,380	13,334,367	12,926,857

Interest-bearing deposits	2,016,198	—	—	—	2,016,198	1,604,989

Federal funds sold	3,580,000	—	—	—	3,580,000	2,080,000

Securities purchased under agreements to resell	3,925,000	—	—	—	3,925,000	3,875,000
TOTAL INVESTMENTS	$10,040,503	$5,541,407	$3,826,275	$3,447,380	$22,855,565	$20,486,846

Weighted average yields[1]:
Available-for-sale securities	2.33%	2.89%	3.74%	4.72%
Held-to-maturity securities	—%	2.93%	2.59%	1.70%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 21 and 22 present the carrying value of our investments by rating as of March 31, 2024 and December 31, 2023 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 21

	03/31/2024
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$28	$2,016,170	$—	$2,016,198

Federal funds sold[2]	—	—	3,580,000	—	3,580,000

Securities purchased under agreements to resell[3]	—	1,000,000	750,000	2,175,000	3,925,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,164,023	—	—	3,164,023
GSE debentures	—	289,740	—	—	289,740
State or local housing agency obligations	35,855	—	—	—	35,855
Total non-mortgage-backed securities	35,855	3,453,763	—	—	3,489,618
Mortgage-backed securities:
U.S. obligation MBS	—	95,254	—	—	95,254
GSE MBS	—	9,749,495	—	—	9,749,495
Total mortgage-backed securities	—	9,844,749	—	—	9,844,749

TOTAL INVESTMENTS	$35,855	$14,298,540	$6,346,170	$2,175,000	$22,855,565

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $47.1 million at March 31, 2024.
2    Amounts include unsecured credit exposure with overnight maturities.
3    Amounts represent collateralized overnight borrowings.

Table 22

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

Table 23 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2024 and December 31, 2023 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 29 and 30 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 23

	03/31/2024	12/31/2023
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$289,740	$288,438
Non-mortgage-backed securities	289,740	288,438
Mortgage-backed securities:
Fixed rate	592,790	609,139
Variable rate	10,584	11,031
Mortgage-backed securities	603,374	620,170
Total trading securities	893,114	908,608
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,164,023	2,937,868
Non-mortgage-backed securities	3,164,023	2,937,868
Mortgage-backed securities:
Fixed rate	3,871,125	3,727,446
Variable rate	5,148,869	5,088,139
Mortgage-backed securities	9,019,994	8,815,585
Total available-for-sale securities	12,184,017	11,753,453
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	35,855	35,855
Non-mortgage-backed securities	35,855	35,855
Mortgage-backed securities:
Fixed rate	21,557	23,650
Variable rate	199,824	205,291
Mortgage-backed securities	221,381	228,941
Total held-to-maturity securities	257,236	264,796
TOTAL	$13,334,367	$12,926,857

Deposits: Deposits are generally an insignificant source of funding. Total deposits increased $94.4 million from December 31, 2023 to March 31, 2024 primarily due to an increase in demand and overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Fluctuations in deposits have little impact on our ability to obtain liquidity. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 24 presents the carrying value of consolidated obligation bonds and discounts notes as of March 31, 2024 and December 31, 2023 (in thousands).

Table 24

	03/31/2024	12/31/2023
Bonds:
Par value	$51,825,590	$49,409,390
Premiums	12,969	12,874
Discounts	(2,621)	(3,108)
Concession fees	(11,575)	(11,424)
Hedging adjustments	(367,286)	(360,243)
Total bonds	51,457,077	49,047,489
Discount Notes:
Par value	17,167,240	20,903,145
Discounts	(158,479)	(157,163)
Concession fees	(479)	(420)
Hedging adjustments	(3,026)	(2,313)
Total discount notes	17,005,256	20,743,249
TOTAL	$68,462,333	$69,790,738

Total consolidated obligations decreased $1.3 billion, or 1.9 percent, from December 31, 2023 to March 31, 2024 aligning with the decrease in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 70.3 percent and 29.7 percent, respectively, at December 31, 2023 to 75.2 percent and 24.8 percent at March 31, 2024, respectively, mostly due to an increase in floating rate bonds and a decrease in discount notes. The decline in discount notes was primarily due to a decline in swapped discount notes that was partially offset by an increase in unswapped discount notes. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we call the hedged bond. Unswapped callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

During the three months ended March 31, 2024, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $19.5 billion and $109.4 billion, respectively, compared to $19.0 billion and $101.0 billion for the three months ended March 31, 2023. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and certificates of deposit. The short-term liquidity portfolio remained flat between periods, at $10.0 billion as of December 31, 2023 and $10.1 billion as of March 31, 2024. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

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

During the three months ended March 31, 2024, advance disbursements totaled $86.1 billion compared to $218.9 billion for the prior year period which reflects the decrease in member utilization of advances compared to the prior year period, especially short-term advances. During March 2023, our members’ demand for advances increased temporarily in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by some depository institutions. Investment purchases (excluding overnight investments) totaled $0.8 billion in the first quarter of 2024 compared to $0.6 billion in the same period in 2023. Payments on maturing and retired consolidated obligation bonds and discount notes were $17.1 billion and $113.0 billion, respectively, for the three months ended March 31, 2024 compared to $12.1 billion and $104.9 billion for the prior year period.

Capital: Total capital decreased $25.9 million, or 0.7 percent, from December 31, 2023 to March 31, 2024 due to a decrease in capital stock (see Table 25), partially offset by an increase in retained earnings. We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 25 provides a summary of member capital requirements under our current capital plan as of March 31, 2024 and December 31, 2023 (in thousands):

Table 25

Requirement	03/31/2024	12/31/2023
Asset-based (Class A Common Stock only)	$184,484	$184,901
Activity-based (additional Class B Common Stock)[1]	2,027,466	2,182,176
Total Required Stock[2]	2,211,950	2,367,077
Excess Stock (Class A and B Common Stock)	285,964	240,853
Total Regulatory Capital Stock[2]	$2,497,914	$2,607,930

Activity-based Requirements:
Advances[3]	$1,885,081	$2,050,911
Letters of credit	18,811	18,122
AMA assets (mortgage loans)[4]	250,158	247,490
Total Activity-based Requirement	2,154,050	2,316,523
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	57,900	50,554
Total Required Stock[2]	$2,211,950	$2,367,077

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of March 31, 2024 and December 31, 2023.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $54.3 million for the three months ended March 31, 2024 compared to $52.2 million for the same period in the prior year. The weighted average dividend rate was 8.76 percent for the three months ended March 31, 2024, which represented a dividend payout ratio of 47.6 percent. For the three months ended March 31, 2023, the weighted average dividend rate was 8.12, percent which represented a dividend payout ratio of 61.5 percent. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in March 2024 were based on income during the three months ended February 29, 2024. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2023 for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold (DPT) rate before paying a higher rate to holders of Class B Common Stock. The DPT is a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal. The DPT effective for dividends paid during the first quarter of 2023 was equal to the average overnight Federal funds effective rate minus 100 basis points. On March 24, 2023, the board of directors revised the DPT as the average effective overnight Federal funds rate for a dividend period minus 200 basis points. This DPT was effective beginning in the second quarter of 2023 and will continue to be effective until such time as it may be changed by the board of directors. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (DPT is floored at zero). Table 26 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 26

Applicable Rate per Annum	03/31/2024	12/31/2023	09/30/2023	06/30/2023	03/31/2023
Class A Common Stock	4.75%	4.75%	4.50%	4.00%	3.75%
Class B Common Stock	9.50	9.50	9.25	9.00	8.75
Weighted Average[1]	8.76	8.84	8.62	8.31	8.12
Dividend Parity Threshold:
Average effective overnight Federal funds rate	5.33%	5.33%	5.26%	4.99%	4.52%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(1.00)
TOTAL (floored at zero percent)	3.33%	3.33%	3.26%	2.99%	3.52%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that our stock dividends on Class A Common Stock and Class B Common Stock will remain at or near current dividend rates throughout 2024. Historically, dividend rates have moved directionally with short-term interest rates. Market conditions and movements in short-term interest rates can be unpredictable, and adverse market conditions may result in lower dividend rates in future quarters. If there is a change to the DPT in the future, the capital plan requires that we provide members notice of that change 90 days prior to a dividend payment.

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

FHFA’s Review and Analysis of the Federal Home Loan Bank System. On November 7, 2023, FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. FHFA expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, FHFA provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. FHFA stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.

FHLBank continues to monitor FHFA’s efforts to implement the recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on FHLBank or the FHLBank System in the future. We plan to continue to engage with FHFA and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities.

FHFA Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 29, 2024, FHFA released its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of FHFA; (ii) articulates standards related to the board of directors’ oversight of fair housing, fair lending, and principles of equitable housing; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (“Equitable Housing Report Requirements”). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. FHLBank is continuing its review of the final rule and evaluating the impact it may have on FHLBank and its operations.

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

Table 27 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 27

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2024	3.3	2.3	1.3
12/31/2023	3.3	2.1	1.2
09/30/2023	3.2	2.2	1.9
06/30/2023	2.3	1.6	2.0
03/31/2023	1.8	1.8	2.4

The primary factors contributing to the net changes in duration from December 31, 2023 to March 31, 2024 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable rate CMOs and their effective cap levels; (2) the increase in percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund advance activity and the addition of interest rate cap positions. The increase in interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration lengthening from the variable rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during the quarter. While the base and +200 interest rate shock scenarios increased or remained stable, the addition of the stand-alone interest rate caps tempered additional duration extension in both scenarios.

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

The change in interest rates during the period generally lengthened the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program” so the duration profile changed as expected as prepayments decreased slightly for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio.

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

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.5 months and 1.3 months for March 31, 2024 and December 31, 2023, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 28 presents MVE as a percent of TRCS. As of March 31, 2024, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of March 31, 2024 (see Table 25 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of March 31, 2024. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 28

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2024	147	155	161
12/31/2023	145	153	157
09/30/2023	136	144	150
06/30/2023	143	148	154
03/31/2023	143	148	154

Detail of Derivative Instruments by Type of Instrument by Type of Risk
Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Tables 29 and 30 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 29

03/31/2024
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$11,546,832	$3,535
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	113,400	3,393
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,448,550	9,668
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	201,039	1,072
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	23,636	15
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,300,000	(2,948)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,964,319	55,612
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	293,000	1
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	611,255	21,227
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	804,000	2,874
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	58,625	181
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	4,645,082	297
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,365,029	1,832
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,333,000	(12,901)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	10,153,300	(231,014)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,147,000	(69,256)
TOTAL				$46,008,067	$(216,412)

Table 30

12/31/2023
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$11,315,760	$(2,205)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	113,400	4,215
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,071,800	(9,227)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	201,138	834
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	52,141	7
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,050,000	(4,065)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,766,473	48,363
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	293,000	(26)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	628,027	20,659
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	698
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	41,641	128
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	5,261,131	453
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	3,727,296	911
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,599,000	(18,313)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	14,797,000	(241,011)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,312,000	(72,918)
TOTAL				$51,533,807	$(271,497)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Accounting Officer, our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, the CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 11, 2024, and such risk factors are incorporated by reference herein.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3: Defaults Upon Senior Securities
None.

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

Federal Home Loan Bank of Topeka

May 9, 2024	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

May 9, 2024	By: /s/ Amy J. Crouch
Date	Amy J. Crouch
First Vice President and Chief Accounting Officer