Form 10-Q
period 2024-06-30
Federal Home Loan Bank of Topeka
filed 2024-08-08
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
July 31, 2024
Class A Stock, par value $100 per share	3,660,314
Class B Stock, par value $100 per share	22,576,099

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2024	12/31/2023
ASSETS
Cash and due from banks	$26,550	$26,062
Interest-bearing deposits	2,339,648	1,604,989
Securities purchased under agreements to resell (Note 9)	2,925,000	3,875,000
Federal funds sold	5,292,000	2,080,000

Investment securities:
Trading securities (Note 3)	843,742	908,608
Available-for-sale securities, amortized cost of $12,580,840 and $11,872,397 (Note 3)	12,466,957	11,753,453
Held-to-maturity securities, fair value of $244,428 and $260,653 (Note 3)	247,993	264,796
Total investment securities	13,558,692	12,926,857

Advances (Note 4)	46,219,747	45,444,769
Mortgage loans held for portfolio, net of allowance for credit losses of $4,315 and $5,531 (Note 5)	8,719,897	8,352,713
Accrued interest receivable	275,977	204,243
Derivative assets, net (Notes 6, 9)	316,530	350,367
Other assets	80,996	81,985

TOTAL ASSETS	$79,755,037	$74,946,985

LIABILITIES
Deposits (Note 7)	$817,072	$752,200

Consolidated obligations, net:
Discount notes (Note 8)	18,209,813	20,743,249
Bonds (Note 8)	56,059,156	49,047,489
Total consolidated obligations, net	74,268,969	69,790,738

Mandatorily redeemable capital stock (Note 10)	3,442	247
Accrued interest payable	380,927	361,840
Affordable Housing Program payable	89,134	77,794
Derivative liabilities, net (Notes 6, 9)	951	860
Other liabilities	59,833	72,654

TOTAL LIABILITIES	75,620,328	71,056,333

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2024	12/31/2023
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,186 and 2,789 shares issued and outstanding) (Note 10)	$318,601	$278,887
Class B ($100 par value; 24,174 and 23,288 shares issued and outstanding) (Note 10)	2,417,398	2,328,796
Total capital stock	2,735,999	2,607,683

Retained earnings:
Unrestricted	1,055,506	989,457
Restricted	456,945	412,483
Total retained earnings	1,512,451	1,401,940

Accumulated other comprehensive income (loss) (Note 11)	(113,741)	(118,971)

TOTAL CAPITAL	4,134,709	3,890,652

TOTAL LIABILITIES AND CAPITAL	$79,755,037	$74,946,985

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2024	06/30/2023	06/30/2024	06/30/2023
INTEREST INCOME:
Interest-bearing deposits	$38,243	$36,687	$74,244	$67,384
Securities purchased under agreements to resell	40,123	32,356	80,366	62,638
Federal funds sold	56,945	52,930	111,068	100,286
Trading securities	6,392	9,620	12,910	19,980
Available-for-sale securities	193,900	144,744	383,959	261,580
Held-to-maturity securities	3,598	4,168	7,306	8,274
Advances	634,504	613,730	1,226,491	1,150,324
Mortgage loans held for portfolio	78,337	62,836	152,813	123,644
Other	179	191	356	951
Total interest income	1,052,221	957,262	2,049,513	1,795,061

INTEREST EXPENSE:
Deposits	10,146	7,180	19,876	14,749
Consolidated obligations:
Discount notes	233,774	288,183	461,315	551,704
Bonds	669,999	539,939	1,293,539	1,001,821
Mandatorily redeemable capital stock	52	5	55	8
Other	292	288	629	709
Total interest expense	914,263	835,595	1,775,414	1,568,991

NET INTEREST INCOME	137,958	121,667	274,099	226,070
Provision (reversal) for credit losses on mortgage loans	(863)	746	(1,063)	344
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	138,821	120,921	275,162	225,726

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	3,938	(4,601)	5,729	4,383
Net gains (losses) on derivatives	1,678	20,294	10,206	19,769
Standby bond purchase agreement commitment fees	737	689	1,488	1,370
Letters of credit fees	2,294	2,034	4,661	3,944
Other	614	609	1,093	1,172
Total other income (loss)	9,261	19,025	23,177	30,638

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2024	06/30/2023	06/30/2024	06/30/2023
OTHER EXPENSES:
Compensation and benefits	$12,535	$11,769	$24,855	$23,476
Other operating	7,015	5,594	13,528	11,273
Federal Housing Finance Agency	1,370	1,531	2,739	3,062
Office of Finance	1,243	963	2,371	2,059
Mortgage loans transaction service fees	1,712	1,586	3,379	3,150
Voluntary housing and community investment program contributions	3,919	—	3,919	—
Other	101	503	527	1,071
Total other expenses	27,895	21,946	51,318	44,091

INCOME BEFORE ASSESSMENTS	120,187	118,000	247,021	212,273

Affordable Housing Program	12,024	11,800	24,708	21,228

NET INCOME	$108,163	$106,200	$222,313	$191,045

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2024	06/30/2023	06/30/2024	06/30/2023
Net income	$108,163	$106,200	$222,313	$191,045

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(19,131)	(1,446)	5,061	441
Defined benefit pension plan	169	—	169	—
Total other comprehensive income (loss)	(18,962)	(1,446)	5,230	441

TOTAL COMPREHENSIVE INCOME (LOSS)	$89,201	$104,754	$227,543	$191,486

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2023	2,924	$292,424	23,697	$2,369,665	26,621	$2,662,089	$930,383	$355,358	$1,285,741	$(82,383)	$3,865,447
Comprehensive income							84,960	21,240	106,200	(1,446)	104,754
Proceeds from issuance of capital stock	20	1,987	6,384	638,376	6,404	640,363					640,363
Repurchase/redemption of capital stock	(3,674)	(367,414)	(644)	(64,341)	(4,318)	(431,755)					(431,755)
Net reclassification of shares to mandatorily redeemable capital stock	(2,246)	(224,688)	(577)	(57,572)	(2,823)	(282,260)					(282,260)
Net transfer of shares between Class A and Class B	6,498	649,860	(6,498)	(649,860)	—	—					—
Dividends on capital stock (Class A - 4.0%, Class B - 9.0%):
Cash payment							(63)		(63)		(63)
Stock issued			558	55,812	558	55,812	(55,812)		(55,812)		—
Balance at June 30, 2023	3,522	$352,169	22,920	$2,292,080	26,442	$2,644,249	$959,468	$376,598	$1,336,066	$(83,829)	$3,896,486

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2024	3,447	$344,697	21,530	$2,153,012	24,977	$2,497,709	$1,026,464	$435,313	$1,461,777	$(94,779)	$3,864,707
Comprehensive income							86,531	21,632	108,163	(18,962)	89,201
Proceeds from issuance of capital stock	2	184	5,119	511,848	5,121	512,032					512,032
Repurchase/redemption of capital stock	(2,090)	(209,050)	(442)	(44,154)	(2,532)	(253,204)					(253,204)
Net reclassification of shares to mandatorily redeemable capital stock	(710)	(70,955)	(70)	(6,994)	(780)	(77,949)					(77,949)
Net transfer of shares between Class A and Class B	2,537	253,725	(2,537)	(253,725)	—	—					—
Dividends on capital stock (Class A - 4.8%, Class B - 9.5%):
Cash payment							(78)		(78)		(78)
Stock issued			574	57,411	574	57,411	(57,411)		(57,411)		—
Balance at June 30, 2024	3,186	$318,601	24,174	$2,417,398	27,360	$2,735,999	$1,055,506	$456,945	$1,512,451	$(113,741)	$4,134,709

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544
Comprehensive income							152,836	38,209	191,045	441	191,486
Proceeds from issuance of capital stock	20	1,987	16,614	1,661,386	16,634	1,663,373					1,663,373
Repurchase/redemption of capital stock	(10,122)	(1,012,265)	(1,291)	(129,024)	(11,413)	(1,141,289)					(1,141,289)
Net reclassification of shares to mandatorily redeemable capital stock	(3,025)	(302,540)	(1,911)	(190,957)	(4,936)	(493,497)					(493,497)
Net transfer of shares between Class A and Class B	14,261	1,426,210	(14,261)	(1,426,210)	—	—					—
Dividends on capital stock (Class A - 3.9%, Class B - 8.9%):
Cash payment							(131)		(131)		(131)
Stock issued			1,080	107,953	1,080	107,953	(107,953)		(107,953)		—
Balance at June 30, 2023	3,522	$352,169	22,920	$2,292,080	26,442	$2,644,249	$959,468	$376,598	$1,336,066	$(83,829)	$3,896,486

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2023	2,789	$278,887	23,288	$2,328,796	26,077	$2,607,683	$989,457	$412,483	$1,401,940	$(118,971)	$3,890,652
Comprehensive income							177,851	44,462	222,313	5,230	227,543
Proceeds from issuance of capital stock	4	374	10,267	1,026,667	10,271	1,027,041					1,027,041
Repurchase/redemption of capital stock	(7,051)	(705,102)	(728)	(72,825)	(7,779)	(777,927)					(777,927)
Net reclassification of shares to mandatorily redeemable capital stock	(2,235)	(223,433)	(90)	(9,009)	(2,325)	(232,442)					(232,442)
Net transfer of shares between Class A and Class B	9,679	967,875	(9,679)	(967,875)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(158)		(158)		(158)
Stock issued			1,116	111,644	1,116	111,644	(111,644)		(111,644)		—
Balance at June 30, 2024	3,186	$318,601	24,174	$2,417,398	27,360	$2,735,999	$1,055,506	$456,945	$1,512,451	$(113,741)	$4,134,709

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2024	06/30/2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$222,313	$191,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(95,070)	90,352
Concessions on consolidated obligations	3,281	2,982
Premiums and discounts on investments, net	(21,769)	(11,299)
Premiums, discounts and commitment fees on advances, net	(1,355)	(1,515)
Premiums, discounts and deferred loan costs on mortgage loans, net	6,170	6,402
Fair value adjustments on hedged assets or liabilities	(2,169)	(878)
Premises, software and equipment	1,715	1,470
Provision (reversal) for credit losses on mortgage loans	(1,063)	344
Other adjustments, net	163	28
Net (gains) losses on trading securities	(5,729)	(4,383)
Net change in derivatives and hedging activities	139,589	86,051
(Increase) decrease in accrued interest receivable	(70,951)	(668)
Change in net accrued interest included in derivative assets	(27,554)	(50,118)
(Increase) decrease in other assets	12	(250)
Increase (decrease) in accrued interest payable	18,888	147,395
Change in net accrued interest included in derivative liabilities	17,820	(3,473)
Increase (decrease) in Affordable Housing Program liability	11,340	15,166
Increase (decrease) in other liabilities	(12,684)	(5,309)
Total adjustments	(39,366)	272,297
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	182,947	463,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(667,257)	(54,177)
Net (increase) decrease in securities purchased under resale agreements	950,000	350,000
Net (increase) decrease in Federal funds sold	(3,212,000)	(650,000)
Proceeds from maturities of and principal repayments on trading securities	70,595	362,322
Proceeds from maturities of and principal repayments on available-for-sale securities	469,988	987,677
Purchases of available-for-sale securities	(1,231,147)	(1,978,587)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2024	06/30/2023
Proceeds from maturities of and principal repayments on held-to-maturity securities	16,793	60,106
Advances repaid	141,008,993	420,013,035
Advances originated	(141,882,373)	(419,767,039)
Principal collected on mortgage loans	388,840	356,663
Purchases of mortgage loans	(761,033)	(523,336)
Net proceeds from sale of foreclosed assets	230	148
Purchases of premises, software and equipment	(1,078)	(2,933)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,849,449)	(846,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	97,859	(180,628)
Net proceeds from issuance of consolidated obligations:
Discount notes	276,214,528	207,990,326
Bonds	35,851,865	29,982,709
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(278,654,498)	(211,986,290)
Bonds	(28,875,030)	(24,463,213)
Bonds transferred to other FHLBanks	—	(999,987)
Net interest payments received (paid) for financing derivatives	12,609	10,656
Proceeds from issuance of capital stock	1,027,041	1,663,373
Payments for repurchase/redemption of capital stock	(777,927)	(1,141,289)
Payments for repurchase of mandatorily redeemable capital stock	(229,299)	(493,521)
Cash dividends paid	(158)	(131)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,666,990	382,005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	488	(774)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,062	25,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,550	$25,190

Supplemental disclosures:
Interest paid	$764,281	$506,095
Affordable Housing Program payments	$13,779	$6,111
Net transfers of mortgage loans to other assets	$92	$707
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2024

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of June 30, 2024, approximately 25 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of June 30, 2024 and December 31, 2023, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of June 30, 2024 and December 31, 2023. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $3,689,000 and $2,353,000, respectively, as of June 30, 2024, and $3,271,000 and $927,000, respectively, as of December 31, 2023.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $1,324,000 and $1,749,000 as of June 30, 2024 and December 31, 2023, respectively.

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

Trading Securities: Trading securities by major security type as of June 30, 2024 and December 31, 2023 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2024	12/31/2023
Non-mortgage-backed securities:
GSE debentures	$241,444	$288,438
Non-mortgage-backed securities	241,444	288,438
Mortgage-backed securities:
GSE MBS	602,298	620,170
Mortgage-backed securities	602,298	620,170
TOTAL	$843,742	$908,608

Net gains (losses) on trading securities during the three and six months ended June 30, 2024 and 2023 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Six Months Ended
	06/30/2024	06/30/2023	06/30/2024	06/30/2023
Net gains (losses) on trading securities held as of June 30, 2024	$3,691	$(6,039)	$5,116	$388
Net gains (losses) on trading securities sold or matured prior to June 30, 2024	247	1,438	613	3,995
NET GAINS (LOSSES) ON TRADING SECURITIES	$3,938	$(4,601)	$5,729	$4,383

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2024 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $34,648,000 as of June 30, 2024.

Table 3.3

	06/30/2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,233,566	$—	$(59,986)	$3,173,580
Non-mortgage-backed securities	3,233,566	—	(59,986)	3,173,580
Mortgage-backed securities:
U.S. obligation MBS	90,164	—	(1,317)	88,847
GSE MBS	9,257,110	39,266	(91,846)	9,204,530
Mortgage-backed securities	9,347,274	39,266	(93,163)	9,293,377
TOTAL	$12,580,840	$39,266	$(153,149)	$12,466,957

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of June 30, 2024 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	06/30/2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$461,246	$(4,624)	$2,712,334	$(55,362)	$3,173,580	$(59,986)
Non-mortgage-backed securities	461,246	(4,624)	2,712,334	(55,362)	3,173,580	(59,986)
Mortgage-backed securities:
U.S. obligation MBS	—	—	88,846	(1,317)	88,846	(1,317)
GSE MBS	1,637,287	(5,271)	3,976,284	(86,575)	5,613,571	(91,846)
Mortgage-backed securities	1,637,287	(5,271)	4,065,130	(87,892)	5,702,417	(93,163)
TOTAL	$2,098,533	$(9,895)	$6,777,464	$(143,254)	$8,875,997	$(153,149)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2024 and December 31, 2023 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	06/30/2024		12/31/2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,233,566	3,173,580	2,983,880	2,937,868
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,233,566	3,173,580	2,983,880	2,937,868
Mortgage-backed securities	9,347,274	9,293,377	8,888,517	8,815,585
TOTAL	$12,580,840	$12,466,957	$11,872,397	$11,753,453

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2024 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $567,000 as of June 30, 2024.

Table 3.8

	06/30/2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$34,790	$—	$(561)	$34,229
Non-mortgage-backed securities	34,790	—	(561)	34,229
Mortgage-backed securities:
GSE MBS	213,203	174	(3,178)	210,199
Mortgage-backed securities	213,203	174	(3,178)	210,199
TOTAL	$247,993	$174	$(3,739)	$244,428

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of June 30, 2024 and December 31, 2023 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	06/30/2024		12/31/2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	34,790	34,229	35,855	35,209
Due after ten years	—	—	—	—
Non-mortgage-backed securities	34,790	34,229	35,855	35,209
Mortgage-backed securities	213,203	210,199	228,941	225,444
TOTAL	$247,993	$244,428	$264,796	$260,653

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of June 30, 2024 and 2023, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2024 and December 31, 2023, FHLBank had advances outstanding at interest rates ranging from 0.43 percent to 7.20 percent and 0.42 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $180,274,000 and $118,604,000 as of June 30, 2024 and December 31, 2023, respectively.

Table 4.1

	06/30/2024		12/31/2023
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$30,020,868	5.31%	$29,786,238	5.32%
Due after one year through two years	4,534,314	4.14	4,213,704	4.01
Due after two years through three years	4,279,823	4.29	3,882,479	4.22
Due after three years through four years	3,662,221	4.41	3,086,881	4.04
Due after four years through five years	2,225,050	4.07	2,837,481	4.03
Thereafter	1,821,405	3.21	1,863,519	3.04
Total par value	46,543,681	4.89%	45,670,302	4.85%
Discounts	(8,920)		(10,276)
Hedging adjustments	(315,014)		(215,257)
TOTAL	$46,219,747		$45,444,769

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $105,900,000 remains outstanding at June 30, 2024.

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put or conversion date as of June 30, 2024 and December 31, 2023 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put or Conversion Date
Redemption Term	06/30/2024	12/31/2023	06/30/2024	12/31/2023
Due in one year or less	$30,995,431	$31,038,961	$32,190,718	$31,299,438
Due after one year through two years	4,507,500	3,920,260	4,450,064	4,552,204
Due after two years through three years	3,871,314	3,562,900	4,424,323	3,954,979
Due after three years through four years	3,274,786	2,678,103	3,113,721	2,750,881
Due after four years through five years	2,172,244	2,715,262	1,478,050	1,600,481
Thereafter	1,722,406	1,754,816	886,805	1,512,319
TOTAL PAR VALUE	$46,543,681	$45,670,302	$46,543,681	$45,670,302

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of June 30, 2024 and December 31, 2023 (in thousands):

Table 4.3

Redemption Term	06/30/2024	12/31/2023
Fixed rate:
Due in one year or less	$18,020,968	$26,714,638
Due after one year through three years	6,399,722	6,034,768
Due after three years through five years	4,883,976	5,072,017
Due after five years through fifteen years	1,732,546	1,762,808
Due after fifteen years	27,284	28,659
Total fixed rate	31,064,496	39,612,890
Variable rate:
Due in one year or less	11,999,900	3,071,600
Due after one year through three years	2,414,415	2,061,415
Due after three years through five years	1,003,295	852,345
Due after five years through fifteen years	59,075	69,552
Due after fifteen years	2,500	2,500
Total variable rate	15,479,185	6,057,412
TOTAL PAR VALUE	$46,543,681	$45,670,302

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of June 30, 2024 and December 31, 2023, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2024 and December 31, 2023, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of June 30, 2024 and December 31, 2023, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2024 and December 31, 2023 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $49,332,000 and $45,669,000 as of June 30, 2024 and December 31, 2023, respectively.

Table 5.1

	06/30/2024	12/31/2023
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$988,507	$1,055,326
Fixed rate, long-term, single-family mortgages	7,660,125	7,227,825
Total unpaid principal balance	8,648,632	8,283,151
Premiums	95,453	94,485
Discounts	(6,253)	(5,591)
Deferred loan costs, net	36	39
Hedging adjustments	(13,656)	(13,840)
Total before allowance for credit losses on mortgage loans	8,724,212	8,358,244
Allowance for credit losses on mortgage loans	(4,315)	(5,531)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,719,897	$8,352,713

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of June 30, 2024 and December 31, 2023 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2024	12/31/2023
Conventional loans	$8,321,184	$7,953,624
Government-guaranteed or -insured loans	327,448	329,527
TOTAL UNPAID PRINCIPAL BALANCE	$8,648,632	$8,283,151

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of June 30, 2024 (dollar amounts in thousands):

Table 5.3

	06/30/2024
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2020	2020	2021	2022	2023	2024
Amortized Cost:[1]
Past due 30-59 days delinquent	$19,893	$3,616	$7,901	$5,795	$2,713	$909	$40,827	$7,494	$48,321
Past due 60-89 days delinquent	6,788	1,108	1,333	1,064	1,085	—	11,378	2,636	14,014
Past due 90 days or more delinquent	13,046	961	261	2,155	477	—	16,900	3,611	20,511
Total past due	39,727	5,685	9,495	9,014	4,275	909	69,105	13,741	82,846
Total current loans	2,594,213	1,445,958	1,654,358	816,415	1,107,724	705,050	8,323,718	317,648	8,641,366
Total mortgage loans	$2,633,940	$1,451,643	$1,663,853	$825,429	$1,111,999	$705,959	$8,392,823	$331,389	$8,724,212

Other delinquency statistics:
In process of foreclosure[2]							$3,542	$175	$3,717
Serious delinquency rate[3]							0.2%	1.1%	0.2%
Past due 90 days or more and still accruing interest							$—	$3,611	$3,611
Loans on nonaccrual status[4]							$20,902	$—	$20,902

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
4    Includes $10,591,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and six months ended June 30, 2024 and 2023.

Table 5.5

	Three Months Ended		Six Months Ended
Conventional Loans	06/30/2024	06/30/2023	06/30/2024	06/30/2023
Balance, beginning of the period	$5,202	$5,836	$5,531	$6,378
Net (charge-offs) recoveries	(24)	48	(153)	(92)
Provision (reversal) for credit losses	(863)	746	(1,063)	344
Balance, end of the period	$4,315	$6,630	$4,315	$6,630

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of June 30, 2024 and December 31, 2023. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2024 and December 31, 2023 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	06/30/2024			12/31/2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$40,379,766	$128,645	$356,687	$44,804,870	$116,352	$410,595
Total derivatives designated as hedging relationships	40,379,766	128,645	356,687	44,804,870	116,352	410,595
Derivatives not designated as hedging instruments:
Interest rate swaps	6,607,099	19,451	90	6,383,296	22,072	152
Interest rate caps/floors	1,804,000	4,194	—	304,000	698	—
Mortgage delivery commitments	62,180	64	30	41,641	133	5
Total derivatives not designated as hedging instruments	8,473,279	23,709	120	6,728,937	22,903	157
TOTAL	$48,853,045	152,354	356,807	$51,533,807	139,255	410,752
Netting adjustments and cash collateral[1]		164,176	(355,856)		211,112	(409,892)
DERIVATIVE ASSETS AND LIABILITIES		$316,530	$951		$350,367	$860

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $581,618,000 and $649,456,000 as of June 30, 2024 and December 31, 2023, respectively. Cash collateral received was $61,586,000 and $28,452,000 as of June 30, 2024 and December 31, 2023, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended June 30, 2024 and 2023, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	06/30/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$634,504	$193,900	$233,774	$669,999
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$57,347	$42,784	$(3,609)	$(29,912)
Hedged items[2]	17,281	13,646	1,640	(42,552)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$74,628	$56,430	$(1,969)	$(72,464)

	Three Months Ended
	06/30/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$613,730	$144,744	$288,183	$539,939
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$241,132	$155,006	$(19,567)	$(169,181)
Hedged items[2]	(179,348)	(100,723)	8,142	95,419
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$61,784	$54,283	$(11,425)	$(73,762)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the six months ended June 30, 2024 and 2023, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Six Months Ended
	06/30/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,226,491	$383,959	$461,315	$1,293,539
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$252,237	$188,471	$(6,663)	$(114,399)
Hedged items[2]	(99,758)	(74,607)	2,353	(35,509)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$152,479	$113,864	$(4,310)	$(149,908)

	Six Months Ended
	06/30/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,150,324	$261,580	$551,704	$1,001,821
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$162,326	$83,788	$(2,909)	$(114,280)
Hedged items[2]	(60,907)	10,777	(17,749)	(28,759)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$101,419	$94,565	$(20,658)	$(143,039)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2024 and December 31, 2023 (in thousands):

Table 6.4

06/30/2024
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$14,400,473	$(307,745)	$(7,269)	$(315,014)
Available-for-sale securities	7,172,766	(331,365)	—	(331,365)
Consolidated obligation discount notes	(4,699,519)	4,665	—	4,665
Consolidated obligation bonds	(13,227,169)	330,478	(5,744)	324,734

12/31/2023
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$13,545,019	$(206,332)	$(8,924)	$(215,256)
Available-for-sale securities	6,367,691	(256,757)	—	(256,757)
Consolidated discount notes	(3,874,550)	2,313	—	2,313
Consolidated obligation bonds	(20,374,603)	366,180	(5,937)	360,243

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Six Months Ended
	06/30/2024	06/30/2023	06/30/2024	06/30/2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(5,118)	$11,371	$(4,344)	$3,084
Interest rate caps/floors	(1,192)	475	(1,796)	125
Net interest settlements	8,282	9,257	16,820	17,555
Price alignment interest	(117)	(182)	(242)	(391)
Mortgage delivery commitments	(177)	(627)	(232)	(604)
NET GAINS (LOSSES) ON DERIVATIVES	$1,678	$20,294	$10,206	$19,769

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2024, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2024 and December 31, 2023.

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

Table 7.1 details the types of deposits held by FHLBank as of June 30, 2024 and December 31, 2023 (in thousands):

Table 7.1

	06/30/2024	12/31/2023
Interest-bearing:
Demand	$324,971	$297,267
Overnight	423,300	391,900
Term	9,400	10,650
Total interest-bearing	757,671	699,817
Non-interest-bearing:
Other	59,401	52,383
Total non-interest-bearing	59,401	52,383
TOTAL DEPOSITS	$817,072	$752,200

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

Table 8.1

	06/30/2024		12/31/2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$34,655,725	4.89%	$28,152,305	4.90%
Due after one year through two years	9,574,220	4.49	9,327,370	4.21
Due after two years through three years	4,066,610	2.35	4,294,125	2.01
Due after three years through four years	1,691,350	2.89	1,780,895	2.01
Due after four years through five years	1,474,000	3.62	1,467,440	2.96
Thereafter	4,925,005	3.19	4,387,255	2.63
Total par value	56,386,910	4.40%	49,409,390	4.15%
Premiums	11,423		12,874
Discounts	(2,473)		(3,108)
Concession fees	(11,970)		(11,424)
Hedging adjustments	(324,734)		(360,243)
TOTAL	$56,059,156		$49,047,489

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of June 30, 2024 and December 31, 2023 includes callable bonds totaling $18,362,300,000 and $22,940,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2024 and December 31, 2023 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	06/30/2024	12/31/2023
Due in one year or less	$45,978,225	$40,475,305
Due after one year through two years	7,458,720	6,503,370
Due after two years through three years	1,482,610	1,227,125
Due after three years through four years	793,850	362,895
Due after four years through five years	259,000	493,940
Thereafter	414,505	346,755
TOTAL PAR VALUE	$56,386,910	$49,409,390

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2024 and December 31, 2023 (in thousands):

Table 8.3

	06/30/2024	12/31/2023
Fixed rate	$21,241,410	$28,093,390
Simple variable rate	33,518,500	19,524,000
Step	1,627,000	1,792,000
TOTAL PAR VALUE	$56,386,910	$49,409,390

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2024	$18,209,813	$18,418,401	5.11%

December 31, 2023	$20,743,249	$20,903,145	5.15%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2024 and December 31, 2023 (in thousands):

Table 9.1

06/30/2024
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$140,522	$(138,570)	$1,952	$(64)	$1,888
Cleared derivatives	11,832	302,746	314,578	—	314,578
Total derivative assets	152,354	164,176	316,530	(64)	316,466
Securities purchased under agreements to resell	2,925,000	—	2,925,000	(2,925,000)	—
TOTAL	$3,077,354	$164,176	$3,241,530	$(2,925,064)	$316,466

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2024 and December 31, 2023 (in thousands):

Table 9.3

06/30/2024
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$353,412	$(352,461)	$951	$(30)	$921
Cleared derivatives	3,395	(3,395)	—	—	—
Total derivative liabilities	356,807	(355,856)	951	(30)	921
TOTAL	$356,807	$(355,856)	$951	$(30)	$921

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

Table 10.1

	06/30/2024		12/31/2023
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$805,359	$3,932,532	$746,439	$3,730,738
Total regulatory capital-to-asset ratio	4.0%	5.3%	4.0%	5.4%
Total regulatory capital	$3,190,201	$4,251,892	$2,997,879	$4,009,870
Leverage capital ratio	5.0%	7.8%	5.0%	7.8%
Leverage capital	$3,987,752	$6,218,158	$3,747,349	$5,875,238

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and six months ended June 30, 2024 and 2023 (in thousands):

Table 10.2

	Three Months Ended		Six Months Ended
	06/30/2024	06/30/2023	06/30/2024	06/30/2023
Balance, beginning of period	$205	$269	$247	$280
Capital stock subject to mandatory redemption reclassified from equity during the period	77,949	282,260	232,442	493,497
Redemption or repurchase of mandatorily redeemable capital stock during the period	(74,762)	(282,271)	(229,299)	(493,521)
Stock dividend classified as mandatorily redeemable capital stock during the period	50	5	52	7
Balance, end of period	$3,442	$263	$3,442	$263

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2024, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended June 30, 2024 and 2023 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2023	$(82,556)	$173	$(82,383)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(1,446)		(1,446)
Net current period other comprehensive income (loss)	(1,446)	—	(1,446)
Balance at June 30, 2023	$(84,002)	$173	$(83,829)

Balance at March 31, 2024	$(94,752)	$(27)	$(94,779)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(19,131)		(19,131)
Impact of settlements - defined benefit pension plan		169	169
Net current period other comprehensive income (loss)	(19,131)	169	(18,962)
Balance at June 30, 2024	$(113,883)	$142	$(113,741)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 11.2 summarizes the changes in AOCI for the six months ended June 30, 2024 and 2023 (in thousands):

Table 11.2

	Six Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2022	$(84,443)	$173	$(84,270)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	441		441
Net current period other comprehensive income (loss)	441	—	441
Balance at June 30, 2023	$(84,002)	$173	$(83,829)

Balance at December 31, 2023	$(118,944)	$(27)	$(118,971)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	5,061		5,061
Impact of settlements - defined benefit pension plan		169	169
Net current period other comprehensive income (loss)	5,061	169	5,230
Balance at June 30, 2024	$(113,883)	$142	$(113,741)

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2024 and December 31, 2023. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and six months ended June 30, 2024 and 2023.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of June 30, 2024 and December 31, 2023. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of June 30, 2024 and December 31, 2023 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	06/30/2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$26,550	$26,550	$26,550	$—	$—	$—
Interest-bearing deposits	2,339,648	2,339,114	—	2,339,114	—	—
Securities purchased under agreements to resell	2,925,000	2,925,000	—	2,925,000	—	—
Federal funds sold	5,292,000	5,292,000	—	5,292,000	—	—
Trading securities	843,742	843,742	—	843,742	—	—
Available-for-sale securities	12,466,957	12,466,957	—	12,466,957	—	—
Held-to-maturity securities	247,993	244,428	—	210,199	34,229	—
Advances	46,219,747	46,240,518	—	46,240,518	—	—
Mortgage loans held for portfolio, net of allowance	8,719,897	7,725,206	—	7,721,106	4,100	—
Accrued interest receivable	275,977	275,977	—	275,977	—	—
Derivative assets	316,530	316,530	—	152,354	—	164,176
Liabilities:
Deposits	817,072	817,069	—	817,069	—	—
Consolidated obligation discount notes	18,209,813	18,210,161	—	18,210,161	—	—
Consolidated obligation bonds	56,059,156	55,121,561	—	55,121,561	—	—
Mandatorily redeemable capital stock	3,442	3,442	3,442	—	—	—
Accrued interest payable	380,927	380,927	—	380,927	—	—
Derivative liabilities	951	951	—	356,807	—	(355,856)
Other Asset (Liability):
Industrial revenue bonds	35,000	32,491	—	32,491	—	—
Financing obligation payable	(35,000)	(32,491)	—	(32,491)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2024 and December 31, 2023 (in thousands).

Table 12.3

	06/30/2024
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE debentures	$241,444	$—	$241,444	$—	$—
GSE MBS	602,298	—	602,298	—	—
Total trading securities	843,742	—	843,742	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,173,580	—	3,173,580	—	—
U.S. obligation MBS	88,847	—	88,847	—	—
GSE MBS	9,204,530	—	9,204,530	—	—
Total available-for-sale securities	12,466,957	—	12,466,957	—	—
Derivative assets:
Interest-rate related	316,466	—	152,290	—	164,176
Mortgage delivery commitments	64	—	64	—	—
Total derivative assets	316,530	—	152,354	—	164,176
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$13,627,229	$—	$13,463,053	$—	$164,176

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$921	$—	$356,777	$—	$(355,856)
Mortgage delivery commitments	30	—	30	—	—
Total derivative liabilities	951	—	356,807	—	(355,856)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$951	$—	$356,807	$—	$(355,856)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$4,146	$—	$—	$4,146	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,146	$—	$—	$4,146	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the six months ended June 30, 2024 and still outstanding as of June 30, 2024.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,117,189,190,000 and $1,134,003,465,000 as of June 30, 2024 and December 31, 2023, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at June 30, 2024 and December 31, 2023 (in thousands). No allowance for credit losses was recorded on these commitments at June 30, 2024 and December 31, 2023.

Table 13.1

	06/30/2024			12/31/2023
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,086,338	$59,337	$7,145,675	$7,242,988	$5,670	$7,248,658
Advance commitments outstanding	12,636	3,069	15,705	48,526	3,615	52,141
Principal commitments for standby bond purchase agreements	116,055	869,045	985,100	283,220	716,295	999,515
Commitments to fund or purchase mortgage loans	62,180	—	62,180	41,641	—	41,641
Commitments to issue consolidated bonds, at par	2,000	—	2,000	1,300,000	—	1,300,000
Commitments to issue consolidated discount notes, at par	55,912	—	55,912	—	—	—

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2026. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,542,000 and $2,367,000 as of June 30, 2024 and December 31, 2023, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2029, though some are renewable at the option of FHLBank. As of June 30, 2024 and December 31, 2023, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the six months ended June 30, 2024 and 2023.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset balances of $34,000 and $128,000 as of June 30, 2024 and December 31, 2023, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 14.1

06/30/2024
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$3,202	1.0%	$510,050	21.1%	$513,252	18.7%
BOKF, N.A.	OK	72,297	22.6	325,208	13.4	397,505	14.5
TOTAL		$75,499	23.6%	$835,258	34.5%	$910,757	33.2%

Table 14.2

12/31/2023
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$35,473	12.7%	$443,345	19.0%	$478,818	18.4%
BOKF, N.A.	OK	500	0.2	347,012	14.9	347,512	13.3
TOTAL		$35,973	12.9%	$790,357	33.9%	$826,330	31.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2024 and December 31, 2023 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	06/30/2024		12/31/2023		06/30/2024		12/31/2023
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$10,840,000	23.3%	$9,585,000	21.0%	$5,078	0.6%	$3,751	0.5%
BOKF, N.A.	6,500,000	14.0	7,675,000	16.8	58,766	7.2	22,325	3.0%
TOTAL	$17,340,000	37.3%	$17,260,000	37.8%	$63,844	7.8%	$26,076	3.5%

BOKF, N.A. sold $12,143,000 and $20,941,000 mortgage loans into the MPF Program during the three and six months ended June 30, 2024, respectively. MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2024 and 2023.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of June 30, 2024 and December 31, 2023 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	06/30/2024		12/31/2023
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$6,700,733	14.4%	$270,308	0.6%

Deposits	$61,071	7.5%	$7,314	1.0%

Class A Common Stock	$76,257	23.9%	$4,314	1.5%
Class B Common Stock	337,262	13.9	14,924	0.6
TOTAL CAPITAL STOCK	$413,519	15.1%	$19,238	0.7%

Table 14.5 presents mortgage loans acquired during the three and six months ended June 30, 2024 and 2023 for members that had an officer or director serving on FHLBank’s board of directors in 2024 or 2023 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Six Months Ended
	06/30/2024		06/30/2023		06/30/2024		06/30/2023
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$19,738	4.0%	$4,473	1.3%	$34,984	4.6%	$8,984	1.7%

NOTE 15 – TRANSACTIONS WITH OTHER FHLBANKS

From time to time, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the first quarter of 2023, FHLBank Topeka transferred debt obligations with a par amount of $1,000,000,000 to another FHLBank. There were no transfers of debt obligations to other FHLBanks during the three and six months ended June 30, 2024.

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2024	03/31/2024	12/31/2023	09/30/2023	06/30/2023
Statement of Condition (as of period end):
Total assets	$79,755,037	$73,664,303	$74,946,985	$73,136,292	$72,859,560
Investments[1]	24,115,340	22,855,565	20,486,846	19,967,164	20,184,671
Advances	46,219,747	41,660,129	45,444,769	44,322,221	43,957,361
Mortgage loans, net	8,719,897	8,440,064	8,352,713	8,207,138	8,064,228
Total liabilities	75,620,328	69,799,596	71,056,333	69,244,674	68,963,074
Deposits	817,072	846,628	752,200	751,952	539,157
Consolidated obligations, net[2]	74,268,969	68,462,333	69,790,738	67,991,607	67,944,534
Total capital	4,134,709	3,864,707	3,890,652	3,891,618	3,896,486
Capital stock	2,735,999	2,497,709	2,607,683	2,649,451	2,644,249
Retained earnings	1,512,451	1,461,777	1,401,940	1,371,586	1,336,066
Statement of Income (for the quarterly period ended):
Net interest income	137,958	136,141	119,072	114,908	121,667
Other income (loss)	9,261	13,916	6,382	10,927	19,025
Voluntary housing and community investment program contributions[3]	3,919	—	3,000	—	—
Other expenses	23,976	23,423	26,268	23,649	21,946
Income before assessments	120,187	126,834	97,139	102,219	118,000
Affordable Housing Program (AHP) assessments	12,024	12,684	9,714	10,222	11,800
Net income	108,163	114,150	87,425	91,997	106,200
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	57,489	54,313	57,071	56,477	55,875
Weighted average dividend rate[4]	8.79%	8.76%	8.84%	8.62%	8.31%
Dividend payout ratio[5]	53.15%	47.58%	65.28%	61.39%	52.61%
Return on average equity	10.76%	11.96%	9.06%	9.39%	10.81%
Return on average assets	0.56%	0.62%	0.46%	0.49%	0.55%
Average equity to average assets	5.19%	5.19%	5.04%	5.18%	5.10%
Net interest margin[6]	0.72%	0.74%	0.62%	0.61%	0.63%
Total capital ratio[7]	5.18%	5.25%	5.19%	5.32%	5.35%
Regulatory capital ratio[8]	5.33%	5.38%	5.35%	5.50%	5.46%

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
3    Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded.
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
8    Regulatory capital (i.e., permanent capital and Class A Common Stock) as a percentage of total assets.

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

Second Quarter 2024 Financial Highlights:
•Net interest income/margin: Net interest income increased $16.3 million to $138.0 million for the quarter ended June 30, 2024 compared to $121.7 million for the quarter ended June 30, 2023. The increase in net interest income was primarily attributed to improvements in funding and asset spreads combined with the increase in interest rates, including the impact of higher interest rates on fair value hedges. Net interest margin increased nine basis points for the current quarter, from 0.63 percent for the quarter ended June 30, 2023 to 0.72 percent for the quarter ended June 30, 2024. Net interest spread increased seven basis points, from 0.34 percent for the quarter ended June 30, 2023 to 0.41 percent for the quarter ended June 30, 2024.
•Total assets: Total assets increased from $74.9 billion as of December 31, 2023 to $79.8 billion as of June 30, 2024, driven by the $3.6 billion increase in short- and long-term investments between periods and a $0.8 billion increase in advances. The average balance of interest-earning assets increased $0.5 billion between the quarter ended June 30, 2024 and the same period in the prior year, driven by a $2.2 billion increase in the average balance of short- and long-term investments and a $0.6 billion increase in mortgage loans, partially offset by a $2.4 billion decrease in the average balance of advances.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of June 30, 2024 and December 31, 2023, our Primary Mission Asset ratio was 78 percent and 81 percent, respectively.
•Advances: Advances increased to $46.2 billion at June 30, 2024 compared to $45.4 billion at December 31, 2023, representing 58.0 percent of total assets as of June 30, 2024, compared to 60.6 percent as of December 31, 2023. The average balance of advances decreased $2.4 billion, or 5.0 percent to $45.3 billion for the quarter ended June 30, 2024 when compared to the prior year period. The decrease in the average balance of advances between periods reflects the decline in on-balance sheet liquidity held by depository members. We continue to execute our liquidity mission by serving as a reliable source of liquidity and funding for members.
•Mortgage loans: Mortgage loans increased to $8.7 billion at June 30, 2024 compared to $8.4 billion at December 31, 2023, representing 10.9 percent of total assets at June 30, 2024, compared to 11.1 percent at December 31, 2023. The average balance of mortgage loans increased $0.6 billion, or 7.8 percent, for the three months ended June 30, 2024 when compared to the prior year period. Interest income continues to be positively impacted by originations at interest rates higher than the weighted average rate of the existing portfolio.
•Performance ratios: Return on average equity (ROE) held steady at 10.8 percent for the quarters ended June 30, 2024 and June 30, 2023.
•Dividends: The Class A Common Stock dividend rate of 4.75 percent per annum and the Class B Common Stock dividend rate of 9.50 percent per annum combined for a weighted average dividend rate for the quarter ended June 30, 2024 of 8.79 percent.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2024	06/30/2023	06/30/2024	06/30/2023	06/30/2024	12/31/2023
Market Instrument	Three-month	Three-month	Six-month	Six-month	Ending	Ending
	Average	Average	Average	Average	Rate	Rate
Secured Overnight Financing Rate[1]	5.32%	4.97%	5.32%	4.73%	5.33%	5.38%
Federal funds effective rate[1]	5.33	4.99	5.33	4.76	5.33	5.33
Federal Reserve interest rate on reserve balances[1]	5.40	5.06	5.40	4.82	5.40	5.40
3-month U.S. Treasury bill[1]	5.39	5.17	5.39	4.94	5.36	5.34
2-year U.S. Treasury note[1]	4.84	4.28	4.66	4.32	4.75	4.25
5-year U.S. Treasury note[1]	4.46	3.70	4.29	3.75	4.38	3.85
10-year U.S. Treasury note[1]	4.45	3.60	4.30	3.62	4.40	3.88
30-year residential mortgage note rate[1,2]	7.08	6.64	6.98	6.54	7.03	6.76

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The Federal Open Market Committee (FOMC) held rates steady for the seventh consecutive time at its meeting in July 2024, as inflation remains above their two percent target. Recent indicators suggest that economic activity has been expanding at a solid pace with job gains remaining strong and the unemployment rate remaining low. The FOMC does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward two percent.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2024.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2024 vs. 06/30/2023		06/30/2024 vs. 06/30/2023
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$94,959	9.9%	$254,452	14.2%
Total interest expense	78,668	9.4	206,423	13.2
Net interest income	16,291	13.4	48,029	21.2
Provision (reversal) for credit losses on mortgage loans	(1,609)	(215.7)	(1,407)	(409.0)
Net interest income after mortgage loan loss provision	17,900	14.8	49,436	21.9
Net gains (losses) on trading securities	8,539	185.6	1,346	30.7
Net gains (losses) on derivatives	(18,616)	(91.7)	(9,563)	(48.4)
Other non-interest income	313	9.4	756	11.7
Total other income (loss)	(9,764)	(51.3)	(7,461)	(24.4)
Operating expenses	1,421	25.4	2,255	20.0
Other non-interest expenses	4,528	27.7	4,972	15.2
Total other expenses	5,949	27.1	7,227	16.4
AHP assessments	224	1.9	3,480	16.4
NET INCOME	$1,963	1.8%	$31,268	16.4%

Net income increased $2.0 million, or 1.8 percent, to $108.2 million for the three months ended June 30, 2024 compared to $106.2 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, net income increased $31.3 million, or 16.4 percent, to $222.3 million compared to $191.0 million for the same period in the prior year. The increase in net income is substantially attributed to the increase in net interest income, partially offset by fair value fluctuations of derivatives and trading securities, increases in operating expenses, and statutory and voluntary contributions to housing and community investment programs, see “Net Interest Income and Net Interest Margin,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $16.3 million for the quarter, or 13.4 percent, from $121.7 million for the three months ended June 30, 2023 to $138.0 million for the three months ended June 30, 2024. Net interest income increased $48.0 million for the current year-to-date period, from $226.1 million for the six months ended June 30, 2023 to $274.1 million for the six months ended June 30, 2024. Balance sheet composition, market interest rates and trends, and net interest spread affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. The increase for both the three- and six-month periods was primarily attributed to improvements in funding spreads resulting from the maturities of higher-costing debt. Asset spreads also improved, particularly on long-term investments and advances, combined with the impact of higher interest rates on fair value hedges.

Net interest margin increased nine basis points for the current quarter, from 0.63 percent for the quarter ended June 30, 2023 to 0.72 percent for the quarter ended June 30, 2024. Net interest margin increased thirteen basis points, from 0.60 percent to 0.73 percent for the six months ended June 30, 2024 compared to the prior year period (see Table 10). Net interest spread increased seven basis points, from 0.34 percent for the quarter ended June 30, 2023 to 0.41 percent for the quarter ended June 30, 2024. Net interest spread increased nine basis points, from 0.33 percent to 0.42 percent for the six months ended June 30, 2024 compared to the prior year period. The increase in net interest spread was partially due to shifts in balance sheet composition between advances and investments, with spread improvements in both asset categories. Net interest margin increased as a result of the improvement in net interest spread. For further discussion of advances, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” Overnight investments also provided a positive contribution, as the yield increased more than the cost of the associated short-term debt.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. The increase in net interest income resulting from fair value hedging was driven by the relative increase in swap index rates year over year, and the impact of those swap index rate increases on net interest settlements. For the current quarter, net interest income increased $55.4 million due to net interest settlements received on fair value hedges compared to $22.3 million for the same period in the prior year. For the current year-to-date period, net interest income increased $103.8 million due to net interest settlements received on fair value hedges compared to $27.0 million for the same period in the prior year. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 06/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$87	$9,311	$—	$667	$118	$10,183
Net amortization/accretion of hedging activities	834	—	179	—	97	1,110
Net interest received (paid)	78,591	52,258	—	(2,730)	(72,725)	55,394
Price alignment amount	(4,884)	(5,139)	—	94	46	(9,883)
TOTAL	$74,628	$56,430	$179	$(1,969)	$(72,464)	$56,804

Table 5

	Three Months Ended 06/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$684	$12,811	$—	$(1,252)	$2,391	$14,634
Net amortization/accretion of hedging activities	955	—	266	—	—	1,221
Net interest received (paid)	63,707	45,084	—	(10,345)	(76,196)	22,250
Price alignment amount	(3,562)	(3,612)	—	172	43	(6,959)
TOTAL	$61,784	$54,283	$266	$(11,425)	$(73,762)	$31,146

Table 6

	Six Months Ended 06/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,305	$20,410	$—	$1,243	$1,772	$24,730
Net amortization/accretion of hedging activities	1,655	—	321	—	193	2,169
Net interest received (paid)	158,499	103,013	—	(5,705)	(152,002)	103,805
Price alignment amount	(8,980)	(9,559)	—	152	129	(18,258)
TOTAL	$152,479	$113,864	$321	$(4,310)	$(149,908)	$112,446

Table 7

	Six Months Ended 06/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(4,485)	$18,885	$—	$3,111	$1,361	$18,872
Net amortization/accretion of hedging activities	418	—	459	—	—	877
Net interest received (paid)	112,726	82,973	—	(24,238)	(144,484)	26,977
Price alignment amount	(7,240)	(7,293)	—	469	84	(13,980)
TOTAL	$101,419	$94,565	$459	$(20,658)	$(143,039)	$32,746

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	06/30/2024			06/30/2023
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,849,201	$38,243	5.40%	$2,916,614	$36,687	5.05%
Securities purchased under agreements to resell	2,961,374	40,123	5.45	2,573,077	32,356	5.04
Federal funds sold	4,218,769	56,945	5.43	4,190,220	52,930	5.07
Investment securities[1,2]	13,555,518	203,890	6.05	11,660,984	158,532	5.45
Advances[1,2]	45,303,516	634,504	5.63	47,703,045	613,730	5.16
Mortgage loans[3,4]	8,611,177	78,337	3.66	7,985,358	62,836	3.16
Other interest-earning assets	35,220	179	2.03	36,264	191	2.11
Total earning assets	77,534,775	1,052,221	5.46	77,065,562	957,262	4.98
Other non-interest-earning assets	290,933			228,830
Total assets	$77,825,708			$77,294,392

Interest-bearing liabilities:
Deposits	$793,332	$10,146	5.14%	$610,795	$7,180	4.71%
Consolidated obligations[1]:
Discount Notes	17,685,703	233,774	5.32	23,340,502	288,183	4.95
Bonds	54,332,298	669,999	4.96	48,175,525	539,939	4.50
Other borrowings	43,629	344	3.17	43,313	293	2.72
Total interest-bearing liabilities	72,854,962	914,263	5.05	72,170,135	835,595	4.64
Capital and other non-interest-bearing funds	4,970,746			5,124,257
Total funding	$77,825,708			$77,294,392

Net interest income and net interest spread[5]		$137,958	0.41%		$121,667	0.34%

Net interest margin[6]			0.72%			0.63%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $1.8 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively.
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

Table 9

	Three Months Ended
	06/30/2024 vs. 06/30/2023
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(863)	$2,419	$1,556
Securities purchased under agreements to resell	5,133	2,634	7,767
Federal funds sold	363	3,652	4,015
Investment securities	27,424	17,934	45,358
Advances	(31,862)	52,636	20,774
Mortgage loans	5,181	10,320	15,501
Other assets	(5)	(7)	(12)
Total interest-earning assets	5,371	89,588	94,959
Interest Expense[3]:
Deposits	2,292	674	2,966
Consolidated obligations:
Discount notes	(73,634)	19,225	(54,409)
Bonds	72,881	57,179	130,060
Other borrowings	2	49	51
Total interest-bearing liabilities	1,541	77,127	78,668
Change in net interest income	$3,830	$12,461	$16,291

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Six Months Ended
	06/30/2024			06/30/2023
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,765,842	$74,244	5.40%	$2,820,352	$67,384	4.82%
Securities purchased under agreements to resell	2,970,495	80,366	5.44	2,625,967	62,638	4.81
Federal funds sold	4,114,582	111,068	5.43	4,187,790	100,286	4.83
Investment securities[1,2]	13,433,226	404,175	6.05	11,332,922	289,834	5.16
Advances[1,2]	43,827,139	1,226,491	5.63	47,124,490	1,150,324	4.92
Mortgage loans[3,4]	8,504,308	152,813	3.61	7,944,645	123,644	3.14
Other interest-earning assets	35,220	356	2.03	61,050	951	3.14
Total earning assets	75,650,812	2,049,513	5.45	76,097,216	1,795,061	4.76
Other non-interest-earning assets	253,907			291,515
Total assets	$75,904,719			$76,388,731

Interest-bearing liabilities:
Deposits	$777,366	19,876	5.14	$660,938	14,749	4.50
Consolidated obligations[1]:
Discount Notes	17,421,905	461,315	5.33	23,745,681	551,704	4.69
Bonds	52,787,438	1,293,539	4.93	46,966,842	1,001,821	4.30
Other borrowings	43,897	684	3.13	49,122	717	2.95
Total interest-bearing liabilities	71,030,606	1,775,414	5.03	71,422,583	1,568,991	4.43
Capital and other non-interest-bearing funds	4,874,113			4,966,148
Total funding	$75,904,719			$76,388,731

Net interest income and net interest spread[5]		$274,099	0.42%		$226,070	0.33%

Net interest margin[6]			0.73%			0.60%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $3.5 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively.
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

Table 11

	Six Months Ended
	06/30/2024 vs. 06/30/2023
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(1,324)	$8,184	$6,860
Securities purchased under agreements to resell	8,763	8,965	17,728
Federal funds sold	(1,780)	12,562	10,782
Investment securities	58,591	55,750	114,341
Advances	(84,271)	160,438	76,167
Mortgage loans	9,131	20,038	29,169
Other assets	(325)	(270)	(595)
Total earning assets	(11,215)	265,667	254,452
Interest Expense[3]:
Deposits	2,805	2,322	5,127
Consolidated obligations:
Discount notes	(160,382)	69,993	(90,389)
Bonds	132,535	159,183	291,718
Other borrowings	(79)	46	(33)
Total interest-bearing liabilities	(25,121)	231,544	206,423
Change in net interest income	$13,906	$34,123	$48,029

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 06/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$—	$(6,242)	$—	$(68)	$—	$(6,310)
Mortgage delivery commitments	—	—	(177)	—	—	(177)
Economic hedges – net interest received (paid)	1,155	7,727	—	(600)	—	8,282
Price alignment amount	(80)	(45)	—	8	—	(117)
Net gains (losses) on derivatives	1,075	1,440	(177)	(660)	—	1,678
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	3,947	—	—	—	3,947
TOTAL	$1,075	$5,387	$(177)	$(660)	$—	$5,625

Table 13

	Three Months Ended 06/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$4,295	$7,302	$—	$171	$78	$11,846
Mortgage delivery commitments	—	—	(627)	—	—	(627)
Economic hedges – net interest received (paid)	981	9,195	—	(696)	(223)	9,257
Price alignment amount	(33)	(163)	—	5	9	(182)
Net gains (losses) on derivatives	5,243	16,334	(627)	(520)	(136)	20,294
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(4,586)	—	—	—	(4,586)
TOTAL	$5,243	$11,748	$(627)	$(520)	$(136)	$15,708

Table 14

	Six Months Ended 06/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,545	$(8,000)	$—	$(685)	$—	$(6,140)
Mortgage delivery commitments	—	—	(232)	—	—	(232)
Economic hedges – net interest received (paid)	2,318	15,350	—	(848)	—	16,820
Price alignment amount	(142)	(110)	—	10	—	(242)
Net gains (losses) on derivatives	4,721	7,240	(232)	(1,523)	—	10,206
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	5,672	—	—	—	5,672
TOTAL	$4,721	$12,912	$(232)	$(1,523)	$—	$15,878

Table 15

	Six Months Ended 06/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$4,126	$(4,121)	$—	$2,809	$395	$3,209
Mortgage delivery commitments	—	—	(604)	—	—	(604)
Economic hedges – net interest received (paid)	1,280	17,209	—	(443)	(491)	17,555
Price alignment amount	(48)	(349)	—	(11)	17	(391)
Net gains (losses) on derivatives	5,358	12,739	(604)	2,355	(79)	19,769
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	4,367	—	—	—	4,367
TOTAL	$5,358	$17,106	$(604)	$2,355	$(79)	$24,136

For the three months ended June 30, 2024, net gains and losses on derivatives resulted in an increase in net income of $1.7 million compared to an increase of $20.3 million for the prior year period. For the six months ended June 30, 2024, net gains and losses on derivatives resulted in an increase in net income of $10.2 million compared to an increase of $19.8 million for the prior year period. The change between periods was attributed to fair value fluctuations resulting from an increase in the level of swap index rates.

Tables 16 and 17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	06/30/2024			06/30/2023
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$—	$—	$—	$(1,816)	$1,399	$(417)
GSE debentures	(2,035)	1,703	(332)	639	(855)	(216)
GSE MBS	(3,015)	2,244	(771)	8,005	(5,130)	2,875
TOTAL	$(5,050)	$3,947	$(1,103)	$6,828	$(4,586)	$2,242

Table 17

	Six Months Ended
	06/30/2024			06/30/2023
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$—	$—	$—	$(3,747)	$3,174	$(573)
GSE debentures	(3,664)	3,006	(658)	(2,231)	1,168	(1,063)
GSE MBS	(2,540)	2,666	126	1,731	26	1,757
TOTAL	$(6,204)	$5,672	$(532)	$(4,247)	$4,368	$121

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

Table 18

	Three Months Ended		Six Months Ended
	06/30/2024	06/30/2023	06/30/2024	06/30/2023
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(9)	$(15)	$57	$16
Total trading securities not hedged	(9)	(15)	57	16
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	—	1,399	—	3,173
GSE debentures	1,703	(855)	3,006	1,168
GSE MBS	2,244	(5,130)	2,666	26
Total trading securities hedged on an economic basis with derivatives	3,947	(4,586)	5,672	4,367
TOTAL	$3,938	$(4,601)	$5,729	$4,383

The unrealized gains on the securities in the trading portfolio for the current periods reflect the changes in term Treasury and mortgage rates relative to the prevailing yields at the end of the prior year periods. In addition to interest rates and credit spreads, the value of these securities is affected by price convergence to par which results in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $5.9 million and $7.2 million for the three and six months ended June 30, 2024, respectively. The increase in both periods is primarily a result of $3.9 million in voluntary grant programs awarded in partnership with FHLBank members to support affordable housing and community development initiatives throughout Colorado, Kansas, Nebraska, and Oklahoma. These voluntary contributions are in addition to the ten percent of earnings that are required to fund affordable housing initiatives. Compensation and benefits expense also increased due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment.

Financial Condition
Overall: Table 19 presents the percentage concentration of the major components of our Statements of Condition:

Table 19

	Component Concentration
	06/30/2024	12/31/2023
Assets:
Cash and due from banks	—%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	13.2	10.1
Investment securities	17.0	17.2
Advances	58.0	60.6
Mortgage loans, net	10.9	11.1
Other assets	0.9	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.1%	1.0%
Consolidated obligation discount notes, net	22.8	27.7
Consolidated obligation bonds, net	70.3	65.4
Other liabilities	0.6	0.7
Total liabilities	94.8	94.8

Capital:
Capital stock outstanding	3.4	3.5
Retained earnings	1.9	1.9
Accumulated other comprehensive income (loss)	(0.1)	(0.2)
Total capital	5.2	5.2
Total liabilities and capital	100.0%	100.0%

Table 20 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 20

	Increase (Decrease) in Components
	06/30/2024 vs. 12/31/2023
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$488	1.9%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	2,996,659	39.6
Investment securities	631,835	4.9
Advances	774,978	1.7
Mortgage loans, net	367,184	4.4
Other assets	36,908	5.8
Total assets	$4,808,052	6.4%

Liabilities:
Deposits	$64,872	8.6%
Consolidated obligation discount notes, net	(2,533,436)	(12.2)
Consolidated obligation bonds, net	7,011,667	14.3
Other liabilities	20,892	4.1
Total liabilities	4,563,995	6.4

Capital:
Capital stock outstanding	128,316	4.9
Retained earnings	110,511	7.9
Accumulated other comprehensive income (loss)	5,230	(4.4)
Total capital	244,057	6.3
Total liabilities and capital	$4,808,052	6.4%

Total assets increased between periods, from $74.9 billion at December 31, 2023 to $79.8 billion at June 30, 2024, driven by the $3.6 billion increase in short- and long-term investments between periods and an $0.8 billion increase in advances. Asset composition remained relatively consistent from December 31, 2023 to June 30, 2024, with a decrease in advance balances from 60.6 percent of total assets at December 31, 2023 to 58.0 percent at June 30, 2024. Federal funds sold contributed to the increase in short-term investments to 13.2 percent of total assets as of June 30, 2024 compared to 10.1 percent as of December 31, 2023. Total liabilities increased $4.6 billion from December 31, 2023 to June 30, 2024, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 70.3 percent and 29.7 percent of total consolidated obligations, respectively, at December 31, 2023 compared to 75.5 percent and 24.5 percent at June 30, 2024. This composition shift is mostly due to an increase in floating rate bonds and a decrease in discount notes. Total capital increased $0.2 billion, or 6.3 percent, from December 31, 2023 to June 30, 2024 due primarily to an increase in required capital stock.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2024 and December 31, 2023. Advance par value increased by 1.9 percent, from $45.7 billion at December 31, 2023 to $46.5 billion at June 30, 2024 (see Table 21). During the second quarter of 2024, insurance companies and community banks increased advance borrowing, while some large financial institutions replaced other wholesale funding with advances. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; line of credit and adjustable rate advances increased to 62.5 percent of the portfolio at June 30, 2024 compared to 39.0 percent as of December 31, 2023. Within the population of advances that reprice or mature on a relatively short-term basis, composition has shifted from short-term fixed rate advances to adjustable rate advances.

As of June 30, 2024 and December 31, 2023, 63.1 percent and 65.1 percent, respectively, of our members carried outstanding advance balances. Advance balances may be impacted by rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

We elect to swap a significant portion of advances with longer maturities to short-term indices to synthetically create adjustable rate advances to manage interest rate risk. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 96.1 percent and 95.9 percent of our total advance portfolio as of June 30, 2024 and December 31, 2023, respectively. We anticipate continuing the practice of swapping advances with longer maturities to short-term indices.

Table 21 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Table 21

	06/30/2024		12/31/2023
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$13,571,467	29.2%	$11,747,448	25.7%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	14,058,250	30.2	4,418,750	9.7
Adjustable rate callable advances	1,399,400	3.0	1,616,400	3.5
Standard housing and community development advances:
Adjustable rate callable advances	21,535	0.1	22,262	0.1
Total adjustable rate term advances	15,479,185	33.3	6,057,412	13.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	1,009,311	2.2	12,313,627	27.0
Regular fixed rate advances	12,591,936	27.1	12,359,319	27.1
Fixed rate callable advances	48,302	0.1	68,402	0.2
Fixed rate putable advances	2,780,950	6.0	2,071,800	4.5
Fixed rate convertible advances	105,900	0.2	113,400	0.3
Standard housing and community development advances:
Regular fixed rate advances	256,542	0.6	291,064	0.6
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	16,793,399	36.2	27,218,070	59.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	481,892	1.0	415,568	0.9
Fixed rate callable amortizing advances	17,429	—	18,367	—
Standard housing and community development advances:
Fixed rate amortizing advances	187,146	0.3	202,036	0.4
Fixed rate callable amortizing advances	13,165	—	11,401	—
Total amortizing advances	699,632	1.3	647,372	1.3
TOTAL PAR VALUE	$46,543,683	100.0%	$45,670,302	100.0%

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

Table 22

Borrower Name	06/30/2024		12/31/2023
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$10,840,000	23.3%	$9,585,000	21.0%
BOKF, N.A.	6,500,000	14.0	7,675,000	16.8
United of Omaha Life Insurance Co.	2,867,135	6.2	2,278,283	5.0
First United Bank & Trust	2,692,833	5.8	1,881,516	4.1
Capitol Federal Savings Bank	2,293,074	4.9	2,375,410	5.2
TOTAL	$25,193,042	54.2%	$23,795,209	52.1%

Table 23 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 23

	Three Months Ended
	06/30/2024		06/30/2023
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$140,283	25.0%	$162,117	29.3%
BOKF, N.A.	99,259	17.7	66,915	12.1
United of Omaha Life Insurance Co.	33,208	5.9	19,292	3.5
Security Life of Denver Insurance Co.	30,351	5.4	19,598	3.5
First United Bank & Trust Co.	26,687	4.8
Capitol Federal Savings Bank			29,444	5.3
TOTAL	$329,788	58.8%	$297,366	53.7%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

Table 24 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 24

	Six Months Ended
	06/30/2024		06/30/2023
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$266,545	24.8%	$298,697	28.5%
BOKF, N.A.	193,896	18.0	119,190	11.4
United of Omaha Life Insurance Co.	58,321	5.4	36,221	3.5
Security Life of Denver Insurance Co.	55,126	5.1	36,476	3.5
First United Bank & Trust Co.	48,696	4.5
Capitol Federal Savings Bank			62,310	5.9
TOTAL	$622,584	57.8%	$552,894	52.8%

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

The mortgage loan portfolio increased slightly between periods, from $8.4 billion at December 31, 2023 to $8.7 billion at June 30, 2024. Mortgage rates have remained elevated, which has reduced origination volume and refinancing incentive for borrowers and slowed prepayments in recent periods, although purchase volume has continued to exceed principal repayments. Net mortgage loans as a percentage of total assets decreased, from 11.1 percent as of December 31, 2023 to 10.9 percent as of June 30, 2024. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2024 was $0.8 billion.

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

Table 25

	06/30/2024		12/31/2023
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Farmers Bank & Trust	$423,048	4.9%	$338,745	4.1%
Fidelity Bank	389,461	4.5	366,733	4.4
Tulsa Teachers Credit Union	301,057	3.5	304,925	3.7
West Gate Bank	282,557	3.3	267,101	3.2
Community National Bank & Trust	227,358	2.6	226,466	2.7
TOTAL	$1,623,481	18.8%	$1,503,970	18.1%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2024 was 750 and 74.8 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $1.2 million from December 31, 2023 to June 30, 2024. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 0.8 percent of the amortized cost of total conventional loans at June 30, 2024 and December 31, 2023. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $3.6 billion from December 31, 2023 to June 30, 2024 driven by increases in Federal funds sold, interest bearing deposits, MBS securities, and U.S. treasury obligations.

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

Table 26

	06/30/2024	12/31/2023
Interest-bearing deposits	$2,339,114	$1,604,423
Federal funds sold	5,292,000	2,080,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$7,631,114	$3,684,423

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2024, all unsecured investments were rated as investment grade based on NRSROs (see Table 29).

Table 27 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2024 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 27

Domicile of Counterparty	Overnight
Domestic	$2,406,114
U.S. Branches and agency offices of foreign commercial banks:
Canada	2,300,000
Australia	1,150,000
Germany	700,000
Finland	575,000
Netherlands	250,000
United Kingdom	250,000
Total U.S. Branches and agency offices of foreign commercial banks	5,225,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$7,631,114

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of June 30, 2024, the aggregate value of our MBS portfolio represented 245 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in recent periods. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of June 30, 2024 are summarized by security type in Table 28 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2023. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 28

	06/30/2024					12/31/2023
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE debentures	$241,444	$—	$—	$—	$241,444	$288,438
GSE MBS	430,881	161,384	5,885	4,148	602,298	620,170
Total trading securities	672,325	161,384	5,885	4,148	843,742	908,608
Available-for-sale securities:
U.S. Treasury obligations	—	3,173,580	—	—	3,173,580	2,937,868
U.S. obligation MBS	—	—	—	88,846	88,846	107,535
GSE MBS	355,299	2,150,041	3,579,237	3,119,954	9,204,531	8,708,050
Total available-for-sale securities	355,299	5,323,621	3,579,237	3,208,800	12,466,957	11,753,453
Held-to-maturity securities:
State or local housing agency obligations	—	—	34,790	—	34,790	35,855
GSE MBS	—	40,778	1,733	170,692	213,203	228,941
Total held-to-maturity securities	—	40,778	36,523	170,692	247,993	264,796

Total securities	1,027,624	5,525,783	3,621,645	3,383,640	13,558,692	12,926,857

Interest-bearing deposits	2,339,648	—	—	—	2,339,648	1,604,989

Federal funds sold	5,292,000	—	—	—	5,292,000	2,080,000

Securities purchased under agreements to resell	2,925,000	—	—	—	2,925,000	3,875,000
TOTAL INVESTMENTS	$11,584,272	$5,525,783	$3,621,645	$3,383,640	$24,115,340	$20,486,846

Weighted average yields[1]:
Available-for-sale securities	2.26%	2.98%	4.01%	4.91%
Held-to-maturity securities	—%	3.15%	2.68%	1.72%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 29 and 30 present the carrying value of our investments by rating as of June 30, 2024 and December 31, 2023 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 29

	06/30/2024
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$534	$2,339,114	$—	$2,339,648

Federal funds sold[2]	—	1,725,000	3,567,000	—	5,292,000

Securities purchased under agreements to resell[3]	—	250,000	—	2,675,000	2,925,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,173,580	—	—	3,173,580
GSE debentures	—	241,444	—	—	241,444
State or local housing agency obligations	34,790	—	—	—	34,790
Total non-mortgage-backed securities	34,790	3,415,024	—	—	3,449,814
Mortgage-backed securities:
U.S. obligation MBS	—	88,846	—	—	88,846
GSE MBS	—	10,020,032	—	—	10,020,032
Total mortgage-backed securities	—	10,108,878	—	—	10,108,878

TOTAL INVESTMENTS	$34,790	$15,499,436	$5,906,114	$2,675,000	$24,115,340

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $46.4 million at June 30, 2024.
2    Amounts include unsecured credit exposure with overnight maturities.
3    Amounts represent collateralized overnight borrowings.

Table 30

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

Table 31 details interest rate payment terms for the carrying value of our investment securities as of June 30, 2024 and December 31, 2023 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 37 and 38 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 31

	06/30/2024	12/31/2023
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$241,444	$288,438
Non-mortgage-backed securities	241,444	288,438
Mortgage-backed securities:
Fixed rate	592,265	609,139
Variable rate	10,033	11,031
Mortgage-backed securities	602,298	620,170
Total trading securities	843,742	908,608
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,173,578	2,937,868
Non-mortgage-backed securities	3,173,578	2,937,868
Mortgage-backed securities:
Fixed rate	4,285,686	3,727,446
Variable rate	5,007,693	5,088,139
Mortgage-backed securities	9,293,379	8,815,585
Total available-for-sale securities	12,466,957	11,753,453
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	34,790	35,855
Non-mortgage-backed securities	34,790	35,855
Mortgage-backed securities:
Fixed rate	19,590	23,650
Variable rate	193,613	205,291
Mortgage-backed securities	213,203	228,941
Total held-to-maturity securities	247,993	264,796
TOTAL	$13,558,692	$12,926,857

Deposits: Deposits are generally an insignificant source of funding. Total deposits increased $64.9 million from December 31, 2023 to June 30, 2024 primarily due to an increase in demand and overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Fluctuations in deposits have little impact on our ability to obtain liquidity. Specific disclosures about deposits that exceed Federal Deposit Insurance Corporation (FDIC) limits have been omitted as deposits are not insured by the FDIC. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 32 presents the carrying value of consolidated obligation bonds and discounts notes as of June 30, 2024 and December 31, 2023 (in thousands).

Table 32

	06/30/2024	12/31/2023
Bonds:
Par value	$56,386,910	$49,409,390
Premiums	11,423	12,874
Discounts	(2,473)	(3,108)
Concession fees	(11,970)	(11,424)
Hedging adjustments	(324,734)	(360,243)
Total bonds	56,059,156	49,047,489
Discount Notes:
Par value	18,418,401	20,903,145
Discounts	(203,342)	(157,163)
Concession fees	(581)	(420)
Hedging adjustments	(4,665)	(2,313)
Total discount notes	18,209,813	20,743,249
TOTAL	$74,268,969	$69,790,738

Total consolidated obligations increased $4.5 billion, or 6.4 percent, from December 31, 2023 to June 30, 2024 aligning with the increase in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 70.3 percent and 29.7 percent, respectively, at December 31, 2023 compared to 75.5 percent and 24.5 percent at June 30, 2024, respectively, mostly due to an increase in floating rate bonds and a decrease in discount notes. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we call the hedged bond. Unswapped callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

During the six months ended June 30, 2024, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $35.9 billion and $276.2 billion, respectively, compared to $30.0 billion and $208.0 billion for the six months ended June 30, 2023. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and certificates of deposit. The short-term liquidity portfolio increased between periods, at $8.0 billion as of December 31, 2023 and $11.6 billion as of June 30, 2024. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

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

During the six months ended June 30, 2024, advance disbursements totaled $141.9 billion compared to $419.8 billion for the prior year period which reflects the decrease in member utilization of advances compared to the prior year period, especially short-term advances, due to declines in on-balance sheet liquidity needs, as previously discussed. Investment purchases (excluding overnight investments) totaled $1.2 billion in the six months ended June 30, 2024 compared to $2.0 billion in the same period in 2023. Payments on maturing and retired consolidated obligation bonds and discount notes were $28.9 billion and $278.7 billion, respectively, for the six months ended June 30, 2024 compared to $24.5 billion and $212.0 billion for the prior year period.

Capital: Total capital increased $244.1 million, or 6.3 percent, from December 31, 2023 to June 30, 2024 due to an increase in capital stock (see Table 33) and retained earnings in excess of dividends paid. We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 33 provides a summary of member capital requirements under our current capital plan as of June 30, 2024 and December 31, 2023 (in thousands):

Table 33

Requirement	06/30/2024	12/31/2023
Asset-based (Class A Common Stock only)	$187,101	$184,901
Activity-based (additional Class B Common Stock)[1]	2,234,149	2,182,176
Total Required Stock[2]	2,421,250	2,367,077
Excess Stock (Class A and B Common Stock)	318,191	240,853
Total Regulatory Capital Stock[2]	$2,739,441	$2,607,930

Activity-based Requirements:
Advances[3]	$2,089,931	$2,050,911
Letters of credit	17,864	18,122
AMA assets (mortgage loans)[4]	258,345	247,490
Total Activity-based Requirement	2,366,140	2,316,523
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	55,110	50,554
Total Required Stock[2]	$2,421,250	$2,367,077

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of June 30, 2024 and December 31, 2023.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $111.8 million for the six months ended June 30, 2024 compared to $108.1 million for the same period in the prior year. The weighted average dividend rate was 8.79 percent and 8.78 percent for the three and six months ended June 30, 2024, respectively, which represented a dividend payout ratio of 53.1 percent and 50.3 percent, respectively. The weighted average dividend rate was 8.31 percent and 8.22 percent for the three and six months ended June 30, 2023, respectively, which represented a dividend payout ratio of 52.6 percent and 56.6 percent, respectively. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in June 2024 were based on income during the three months ended May 31, 2024. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2023 for other factors that contribute to the level of dividends paid.)

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

Table 34

Applicable Rate per Annum	06/30/2024	03/31/2024	12/31/2023	09/30/2023	06/30/2023
Class A Common Stock	4.75%	4.75%	4.75%	4.50%	4.00%
Class B Common Stock	9.50	9.50	9.50	9.25	9.00
Weighted Average[1]	8.79	8.76	8.84	8.62	8.31
Dividend Parity Threshold:
Average effective overnight Federal funds rate	5.33%	5.33%	5.33%	5.26%	4.99%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	3.33%	3.33%	3.33%	3.26%	2.99%

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

FHFA’s Review and Analysis of the FHLBank System. On November 7, 2023, FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future” (System at 100 Report), presenting its review and analysis of the FHLBank System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. FHFA has stated that it expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

FHFA made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report.

In April 2024, FHFA provided an update on its plan to implement the System at 100 Report’s recommendations and announced key priorities for 2024, including, among others, (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; and (3) streamlining requirements related to the Affordable Housing Program (AHP). FHFA stated it would maintain transparency and continue robust stakeholder engagement during the implementation process.

On May 16, 2024, FHFA issued a request for input on updates to the mission statement for the FHLBank System, establishment of methods for measuring and evaluating mission achievement, which could include updating the list of the FHLBanks’ core mission activities, and institution of a member incentive program that would provide added benefits in accordance with the members’ respective engagement with the FHLBanks’ housing finance and community development mission.

On June 20, 2024, FHFA issued a request for input regarding the efficiency and effectiveness of the FHLBanks’ AHP competitive application process, including scope, complexity, documentation requirements, and interaction with other funders’ requirements, as well as suggestions for potential improvements, such as simplification of the AHP application process.

Feedback received from commentators in response to FHFA’s requests for input may impact future FHFA supervisory, advisory, regulatory, or statutory proposals. We continue to monitor FHFA’s efforts to implement the recommendations from the System at 100 Report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank, its members, or the FHLBank System in the future. We plan to continue to engage with FHFA and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of the System at 100 Report, including proposed plans and actions, and related risks, see Part I, Item 1A – Risk Factors of our annual report on Form 10-K for fiscal year ended December 31, 2023.

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

Table 35 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 35

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2024	2.7	2.4	1.5
03/31/2024	3.3	2.3	1.3
12/31/2023	3.3	2.1	1.2
09/30/2023	3.2	2.2	1.9
06/30/2023	2.3	1.6	2.0

The primary factors contributing to the net changes in duration from December 31, 2023 to June 30, 2024 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable rate CMOs and their effective cap levels; (2) the relative percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund advance activity and the addition of interest rate cap positions. The increase in interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration lengthening from the variable rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during the quarter, leading to the less asset sensitive DOE in the +200 interest rate shock scenario.

In addition, the relative changes in interest rates and mortgage rates during the period caused the mortgage loan portfolio contribution to duration to change marginally less than the associated liabilities, contributing to the increase in the asset sensitive DOE profile in the base case. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios.

The change in interest rates during the period generally lengthens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. However, the growth in advances during the period generated a smaller contribution and an overall modest duration profile change from the mortgage loan and unswapped callable bond portfolios, This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. Even with the increase in our mortgage loan portfolio balance, the net impact was a slight decrease as a percentage of total assets during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program” so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio.

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

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.5 months and 1.3 months for June 30, 2024 and December 31, 2023, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 36 presents MVE as a percent of TRCS. As of June 30, 2024, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of June 30, 2024 (see Table 33 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of June 30, 2024. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 36

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2024	142	149	155
03/31/2024	147	155	161
12/31/2023	145	153	157
09/30/2023	136	144	150
06/30/2023	143	148	154

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

Table 37

06/30/2024
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$11,569,357	$3,849
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	105,900	2,278
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,780,950	3,638
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	198,423	1,195
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	15,704	42
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,300,000	(2,666)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,391,965	57,255
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	243,000	—
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	608,487	18,154
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,804,000	4,194
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	62,180	34
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	5,557,189	12
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	4,636,122	2,166
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	54,468	(1)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,283,000	(44,673)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	10,235,300	(187,282)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,007,000	(62,648)
TOTAL				$48,853,045	$(204,453)

Table 38

12/31/2023
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$11,315,760	$(2,205)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	113,400	4,215
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,071,800	(9,227)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	201,138	834
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	52,141	7
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,050,000	(4,065)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,766,473	48,363
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	293,000	(26)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	628,027	20,659
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	698
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	41,641	128
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	5,261,131	453
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	3,727,296	911
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,599,000	(18,313)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	14,797,000	(241,011)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,312,000	(72,918)
TOTAL				$51,533,807	$(271,497)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Accounting Officer, our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, the CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3: Defaults Upon Senior Securities
None.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
None.

Item 6: Exhibits

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed October 26, 2022, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Federal Home Loan Bank of Topeka

August 8, 2024	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

August 8, 2024	By: /s/ Amy J. Crouch
Date	Amy J. Crouch
First Vice President and Chief Accounting Officer