Form 10-Q
period 2024-09-30
Federal Home Loan Bank of Topeka
filed 2024-11-07
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
October 31, 2024
Class A Stock, par value $100 per share	3,010,365
Class B Stock, par value $100 per share	21,420,558

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2024	12/31/2023
ASSETS
Cash and due from banks	$27,863	$26,062
Interest-bearing deposits	2,074,473	1,604,989
Securities purchased under agreements to resell (Note 9)	2,875,000	3,875,000
Federal funds sold	6,370,000	2,080,000

Investment securities:
Trading securities (Note 3)	553,846	908,608
Available-for-sale securities, amortized cost of $13,204,971 and $11,872,397 (Note 3)	13,096,435	11,753,453
Held-to-maturity securities, fair value of $231,117 and $260,653 (Note 3)	233,234	264,796
Total investment securities	13,883,515	12,926,857

Advances (Note 4)	44,354,896	45,444,769
Mortgage loans held for portfolio, net of allowance for credit losses of $4,224 and $5,531 (Note 5)	8,882,033	8,352,713
Accrued interest receivable	267,599	204,243
Derivative assets, net (Notes 6, 9)	385,619	350,367
Other assets	83,540	81,985

TOTAL ASSETS	$79,204,538	$74,946,985

LIABILITIES
Deposits (Note 7)	$885,987	$752,200

Consolidated obligations, net:
Discount notes (Note 8)	17,251,684	20,743,249
Bonds (Note 8)	56,461,457	49,047,489
Total consolidated obligations, net	73,713,141	69,790,738

Mandatorily redeemable capital stock (Note 10)	3,230	247
Accrued interest payable	366,680	361,840
Affordable Housing Program payable	89,841	77,794
Derivative liabilities, net (Notes 6, 9)	5,247	860
Other liabilities	68,589	72,654

TOTAL LIABILITIES	75,132,715	71,056,333

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2024	12/31/2023
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,841 and 2,789 shares issued and outstanding) (Note 10)	$384,099	$278,887
Class B ($100 par value; 22,412 and 23,288 shares issued and outstanding) (Note 10)	2,241,182	2,328,796
Total capital stock	2,625,281	2,607,683

Retained earnings:
Unrestricted	1,077,770	989,457
Restricted	477,166	412,483
Total retained earnings	1,554,936	1,401,940

Accumulated other comprehensive income (loss) (Note 11)	(108,394)	(118,971)

TOTAL CAPITAL	4,071,823	3,890,652

TOTAL LIABILITIES AND CAPITAL	$79,204,538	$74,946,985

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2024	09/30/2023	09/30/2024	09/30/2023
INTEREST INCOME:
Interest-bearing deposits	$37,651	$37,569	$111,895	$104,953
Securities purchased under agreements to resell	40,217	27,969	120,583	90,607
Federal funds sold	69,652	49,772	180,720	150,058
Trading securities	5,272	7,497	18,182	27,477
Available-for-sale securities	202,409	159,499	586,368	421,079
Held-to-maturity securities	3,508	3,866	10,814	12,140
Advances	650,770	634,899	1,877,261	1,785,223
Mortgage loans held for portfolio	83,271	66,871	236,084	190,515
Other	178	286	534	1,237
Total interest income	1,092,928	988,228	3,142,441	2,783,289

INTEREST EXPENSE:
Deposits	10,811	8,720	30,687	23,469
Consolidated obligations:
Discount notes	230,295	284,947	691,610	836,651
Bonds	716,141	579,352	2,009,680	1,581,173
Mandatorily redeemable capital stock	69	3	124	11
Other	301	298	930	1,007
Total interest expense	957,617	873,320	2,733,031	2,442,311

NET INTEREST INCOME	135,311	114,908	409,410	340,978
Provision (reversal) for credit losses on mortgage loans	(78)	(33)	(1,141)	311
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	135,389	114,941	410,551	340,667

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	10,264	2,216	15,993	6,599
Net gains (losses) on derivatives	(10,404)	5,232	(198)	25,001
Standby bond purchase agreement commitment fees	737	715	2,225	2,085
Letters of credit fees	2,273	2,141	6,934	6,085
Other	687	623	1,780	1,795
Total other income (loss)	3,557	10,927	26,734	41,565

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2024	09/30/2023	09/30/2024	09/30/2023
OTHER EXPENSES:
Compensation and benefits	$13,374	$11,892	$38,229	$35,368
Other operating	7,801	6,988	21,329	18,261
Federal Housing Finance Agency	1,369	1,531	4,108	4,593
Office of Finance	1,263	1,195	3,634	3,254
Mortgage loans transaction service fees	1,754	1,618	5,133	4,768
Voluntary housing and community investment program contributions	720	—	4,639	—
Other	322	425	849	1,496
Total other expenses	26,603	23,649	77,921	67,740

INCOME BEFORE ASSESSMENTS	112,343	102,219	359,364	314,492

Affordable Housing Program	11,241	10,222	35,949	31,450

NET INCOME	$101,102	$91,997	$323,415	$283,042

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2024	09/30/2023	09/30/2024	09/30/2023
Net income	$101,102	$91,997	$323,415	$283,042

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	5,347	(45,590)	10,408	(45,149)
Defined benefit pension plan	—	—	169	—
Total other comprehensive income (loss)	5,347	(45,590)	10,577	(45,149)

TOTAL COMPREHENSIVE INCOME (LOSS)	$106,449	$46,407	$333,992	$237,893

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2023	3,522	$352,169	22,920	$2,292,080	26,442	$2,644,249	$959,468	$376,598	$1,336,066	$(83,829)	$3,896,486
Comprehensive income							73,597	18,400	91,997	(45,590)	46,407
Proceeds from issuance of capital stock	15	1,504	8,459	845,924	8,474	847,428					847,428
Repurchase/redemption of capital stock	(7,035)	(703,482)	(419)	(41,972)	(7,454)	(745,454)					(745,454)
Net reclassification of shares to mandatorily redeemable capital stock	(544)	(54,428)	(987)	(98,751)	(1,531)	(153,179)					(153,179)
Net transfer of shares between Class A and Class B	7,622	762,200	(7,622)	(762,200)	—	—					—
Dividends on capital stock (Class A - 4.5%, Class B - 9.2%):
Cash payment							(70)		(70)		(70)
Stock issued			564	56,407	564	56,407	(56,407)		(56,407)		—
Balance at September 30, 2023	3,580	$357,963	22,915	$2,291,488	26,495	$2,649,451	$976,588	$394,998	$1,371,586	$(129,419)	$3,891,618

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2024	3,186	$318,601	24,174	$2,417,398	27,360	$2,735,999	$1,055,506	$456,945	$1,512,451	$(113,741)	$4,134,709
Comprehensive income							80,881	20,221	101,102	5,347	106,449
Proceeds from issuance of capital stock	7	726	4,669	466,840	4,676	467,566					467,566
Repurchase/redemption of capital stock	(5,206)	(520,626)	(433)	(43,283)	(5,639)	(563,909)					(563,909)
Net reclassification of shares to mandatorily redeemable capital stock	(724)	(72,425)	(5)	(497)	(729)	(72,922)					(72,922)
Net transfer of shares between Class A and Class B	6,578	657,823	(6,578)	(657,823)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(70)		(70)		(70)
Stock issued			585	58,547	585	58,547	(58,547)		(58,547)		—
Balance at September 30, 2024	3,841	$384,099	22,412	$2,241,182	26,253	$2,625,281	$1,077,770	$477,166	$1,554,936	$(108,394)	$4,071,823

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544
Comprehensive income							226,433	56,609	283,042	(45,149)	237,893
Proceeds from issuance of capital stock	35	3,491	25,073	2,507,310	25,108	2,510,801					2,510,801
Repurchase/redemption of capital stock	(17,157)	(1,715,747)	(1,710)	(170,996)	(18,867)	(1,886,743)					(1,886,743)
Net reclassification of shares to mandatorily redeemable capital stock	(3,569)	(356,968)	(2,898)	(289,708)	(6,467)	(646,676)					(646,676)
Net transfer of shares between Class A and Class B	21,883	2,188,410	(21,883)	(2,188,410)	—	—					—
Dividends on capital stock (Class A - 4.1%, Class B - 9.0%):
Cash payment							(201)		(201)		(201)
Stock issued			1,644	164,360	1,644	164,360	(164,360)		(164,360)		—
Balance at September 30, 2023	3,580	$357,963	22,915	$2,291,488	26,495	$2,649,451	$976,588	$394,998	$1,371,586	$(129,419)	$3,891,618

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2023	2,789	$278,887	23,288	$2,328,796	26,077	$2,607,683	$989,457	$412,483	$1,401,940	$(118,971)	$3,890,652
Comprehensive income							258,732	64,683	323,415	10,577	333,992
Proceeds from issuance of capital stock	11	1,100	14,935	1,493,507	14,946	1,494,607					1,494,607
Repurchase/redemption of capital stock	(12,257)	(1,225,728)	(1,161)	(116,108)	(13,418)	(1,341,836)					(1,341,836)
Net reclassification of shares to mandatorily redeemable capital stock	(2,959)	(295,858)	(95)	(9,506)	(3,054)	(305,364)					(305,364)
Net transfer of shares between Class A and Class B	16,257	1,625,698	(16,257)	(1,625,698)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(228)		(228)		(228)
Stock issued			1,702	170,191	1,702	170,191	(170,191)		(170,191)		—
Balance at September 30, 2024	3,841	$384,099	22,412	$2,241,182	26,253	$2,625,281	$1,077,770	$477,166	$1,554,936	$(108,394)	$4,071,823

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2024	09/30/2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323,415	$283,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(48,509)	59,694
Concessions on consolidated obligations	5,609	4,355
Premiums and discounts on investments, net	(33,475)	(18,821)
Premiums, discounts and commitment fees on advances, net	(2,037)	(2,191)
Premiums, discounts and deferred loan costs on mortgage loans, net	9,649	9,930
Fair value adjustments on hedged assets or liabilities	(3,224)	(2,294)
Premises, software and equipment	2,468	2,288
Provision (reversal) for credit losses on mortgage loans	(1,141)	311
Other adjustments, net	228	12
Net (gains) losses on trading securities	(15,993)	(6,599)
Net change in derivatives and hedging activities	(349,026)	271,936
(Increase) decrease in accrued interest receivable	(62,094)	(14,838)
Change in net accrued interest included in derivative assets	9,667	(103,031)
(Increase) decrease in other assets	(2,606)	1,339
Increase (decrease) in accrued interest payable	4,355	159,549
Change in net accrued interest included in derivative liabilities	7,432	(7,336)
Increase (decrease) in Affordable Housing Program liability	12,047	19,100
Increase (decrease) in other liabilities	(3,871)	(409)
Total adjustments	(470,521)	372,995
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(147,106)	656,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(369,272)	$401,452
Net (increase) decrease in securities purchased under resale agreements	1,000,000	525,000
Net (increase) decrease in Federal funds sold	(4,290,000)	(650,000)
Proceeds from maturities of and principal repayments on trading securities	370,755	529,029
Proceeds from maturities of and principal repayments on available-for-sale securities	718,167	1,400,514
Purchases of available-for-sale securities	(1,838,580)	(3,015,515)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2024	09/30/2023
Proceeds from maturities of and principal repayments on held-to-maturity securities	31,549	68,945
Advances repaid	201,080,491	661,546,972
Advances originated	(199,775,810)	(661,737,932)
Principal collected on mortgage loans	622,661	575,207
Purchases of mortgage loans	(1,159,639)	(888,729)
Net proceeds from sale of foreclosed assets	192	251
Purchases of premises, software and equipment	(1,572)	(3,774)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,611,058)	(1,248,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	130,863	32,021
Net proceeds from issuance of consolidated obligations:
Discount notes	462,454,354	316,686,971
Discount notes transferred from other FHLBanks	610,000	—
Bonds	53,382,617	39,927,572
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(465,909,231)	(323,660,623)
Discount notes transferred to other FHLBanks	(610,000)	—
Bonds	(46,167,565)	(31,386,663)
Bonds transferred to other FHLBanks	—	(999,987)
Net interest payments received (paid) for financing derivatives	18,884	16,796
Proceeds from issuance of capital stock	1,494,607	2,510,801
Payments for repurchase/redemption of capital stock	(1,341,836)	(1,886,743)
Payments for repurchase of mandatorily redeemable capital stock	(302,500)	(646,713)
Cash dividends paid	(228)	(201)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,759,965	593,231
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,801	688
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,062	25,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,863	$26,652

Supplemental disclosures:
Interest paid	$1,299,430	$827,474
Affordable Housing Program payments	$24,399	$12,624
Net transfers of mortgage loans to other assets	$177	$786
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2024

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of September 30, 2024, approximately 23 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of September 30, 2024 and December 31, 2023, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of September 30, 2024 and December 31, 2023. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $3,489,000 and $855,000, respectively, as of September 30, 2024, and $3,271,000 and $927,000, respectively, as of December 31, 2023.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $406,000 and $1,749,000 as of September 30, 2024 and December 31, 2023, respectively.

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

Trading Securities: Trading securities by major security type as of September 30, 2024 and December 31, 2023 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2024	12/31/2023
Non-mortgage-backed securities:
GSE debentures	$17,841	$288,438
Non-mortgage-backed securities	17,841	288,438
Mortgage-backed securities:
GSE MBS	536,005	620,170
Mortgage-backed securities	536,005	620,170
TOTAL	$553,846	$908,608

Net gains (losses) on trading securities during the three and nine months ended September 30, 2024 and 2023 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2024	09/30/2023	09/30/2024	09/30/2023
Net gains (losses) on trading securities held as of September 30, 2024	$7,340	$(318)	$9,664	$(392)
Net gains (losses) on trading securities sold or matured prior to September 30, 2024	2,924	2,534	6,329	6,991
NET GAINS (LOSSES) ON TRADING SECURITIES	$10,264	$2,216	$15,993	$6,599

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2024 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $36,235,000 as of September 30, 2024.

Table 3.3

	09/30/2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,332,164	$—	$(68,480)	$3,263,684
Non-mortgage-backed securities	3,332,164	—	(68,480)	3,263,684
Mortgage-backed securities:
U.S. obligation MBS	85,311	—	(617)	84,694
GSE MBS	9,787,496	39,006	(78,445)	9,748,057
Mortgage-backed securities	9,872,807	39,006	(79,062)	9,832,751
TOTAL	$13,204,971	$39,006	$(147,542)	$13,096,435

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of September 30, 2024 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$477,021	$(7,151)	$2,786,663	$(61,329)	$3,263,684	$(68,480)
Non-mortgage-backed securities	477,021	(7,151)	2,786,663	(61,329)	3,263,684	(68,480)
Mortgage-backed securities:
U.S. obligation MBS	—	—	84,694	(617)	84,694	(617)
GSE MBS	1,591,408	(10,310)	3,915,139	(68,135)	5,506,547	(78,445)
Mortgage-backed securities	1,591,408	(10,310)	3,999,833	(68,752)	5,591,241	(79,062)
TOTAL	$2,068,429	$(17,461)	$6,786,496	$(130,081)	$8,854,925	$(147,542)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2024 and December 31, 2023 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	09/30/2024		12/31/2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$204,347	$193,221	$—	$—
Due after one year through five years	3,127,817	3,070,463	2,983,880	2,937,868
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,332,164	3,263,684	2,983,880	2,937,868
Mortgage-backed securities	9,872,807	9,832,751	8,888,517	8,815,585
TOTAL	$13,204,971	$13,096,435	$11,872,397	$11,753,453

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2024 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $548,000 as of September 30, 2024.

Table 3.8

	09/30/2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$34,790	$—	$(540)	$34,250
Non-mortgage-backed securities	34,790	—	(540)	34,250
Mortgage-backed securities:
GSE MBS	198,444	560	(2,137)	196,867
Mortgage-backed securities	198,444	560	(2,137)	196,867
TOTAL	$233,234	$560	$(2,677)	$231,117

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of September 30, 2024 and December 31, 2023 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	09/30/2024		12/31/2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	34,790	34,250	35,855	35,209
Due after ten years	—	—	—	—
Non-mortgage-backed securities	34,790	34,250	35,855	35,209
Mortgage-backed securities	198,444	196,867	228,941	225,444
TOTAL	$233,234	$231,117	$264,796	$260,653

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of September 30, 2024 and 2023, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2024 and December 31, 2023, FHLBank had advances outstanding at interest rates ranging from 0.44 percent to 7.20 percent and 0.42 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $171,407,000 and $118,604,000 as of September 30, 2024 and December 31, 2023, respectively.

Table 4.1

	09/30/2024		12/31/2023
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$26,789,970	4.87%	$29,786,238	5.32%
Due after one year through two years	4,910,654	3.95	4,213,704	4.01
Due after two years through three years	4,558,812	4.20	3,882,479	4.22
Due after three years through four years	3,706,614	4.28	3,086,881	4.04
Due after four years through five years	2,544,079	3.88	2,837,481	4.03
Thereafter	1,855,492	3.23	1,863,519	3.04
Total par value	44,365,621	4.52%	45,670,302	4.85%
Discounts	(8,239)		(10,276)
Hedging adjustments	(2,486)		(215,257)
TOTAL	$44,354,896		$45,444,769

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

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put or conversion date as of September 30, 2024 and December 31, 2023 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put or Conversion Date
Redemption Term	09/30/2024	12/31/2023	09/30/2024	12/31/2023
Due in one year or less	$27,768,079	$31,038,961	$29,133,570	$31,299,438
Due after one year through two years	4,764,776	3,920,260	4,995,154	4,552,204
Due after two years through three years	4,113,529	3,562,900	4,674,312	3,954,979
Due after three years through four years	3,422,208	2,678,103	3,102,614	2,750,881
Due after four years through five years	2,538,166	2,715,262	1,618,579	1,600,481
Thereafter	1,758,863	1,754,816	841,392	1,512,319
TOTAL PAR VALUE	$44,365,621	$45,670,302	$44,365,621	$45,670,302

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of September 30, 2024 and December 31, 2023 (in thousands):

Table 4.3

Redemption Term	09/30/2024	12/31/2023
Fixed rate:
Due in one year or less	$14,479,770	$26,714,638
Due after one year through three years	7,047,121	6,034,768
Due after three years through five years	5,442,328	5,072,017
Due after five years through fifteen years	1,775,541	1,762,808
Due after fifteen years	20,376	28,659
Total fixed rate	28,765,136	39,612,890
Variable rate:
Due in one year or less	12,310,200	3,071,600
Due after one year through three years	2,422,345	2,061,415
Due after three years through five years	808,365	852,345
Due after five years through fifteen years	58,075	69,552
Due after fifteen years	1,500	2,500
Total variable rate	15,600,485	6,057,412
TOTAL PAR VALUE	$44,365,621	$45,670,302

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the payment status as well as the types and level of collateral to be the primary indicators of credit quality on advances. As of September 30, 2024 and December 31, 2023, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2024 and December 31, 2023, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of September 30, 2024 and December 31, 2023, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2024 and December 31, 2023 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $52,617,000 and $45,669,000 as of September 30, 2024 and December 31, 2023, respectively.

Table 5.1

	09/30/2024	12/31/2023
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$962,674	$1,055,326
Fixed rate, long-term, single-family mortgages	7,845,474	7,227,825
Total unpaid principal balance	8,808,148	8,283,151
Premiums	96,979	94,485
Discounts	(6,100)	(5,591)
Deferred loan costs, net	35	39
Hedging adjustments	(12,805)	(13,840)
Total before allowance for credit losses on mortgage loans	8,886,257	8,358,244
Allowance for credit losses on mortgage loans	(4,224)	(5,531)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,882,033	$8,352,713

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of September 30, 2024 and December 31, 2023 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2024	12/31/2023
Conventional loans	$8,483,631	$7,953,624
Government-guaranteed or -insured loans	324,517	329,527
TOTAL UNPAID PRINCIPAL BALANCE	$8,808,148	$8,283,151

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of September 30, 2024 (dollar amounts in thousands):

Table 5.3

	09/30/2024
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2020	2020	2021	2022	2023	2024
Amortized Cost:[1]
Past due 30-59 days delinquent	$25,756	$6,235	$9,221	$6,251	$5,853	$2,454	$55,770	$8,391	$64,161
Past due 60-89 days delinquent	6,693	1,694	1,461	2,182	913	93	13,036	3,248	16,284
Past due 90 days or more delinquent	10,258	1,651	1,396	2,200	1,348	—	16,853	4,160	21,013
Total past due	42,707	9,580	12,078	10,633	8,114	2,547	85,659	15,799	101,458
Total current loans	2,504,914	1,405,827	1,616,444	793,378	1,078,956	1,072,700	8,472,219	312,580	8,784,799
Total mortgage loans	$2,547,621	$1,415,407	$1,628,522	$804,011	$1,087,070	$1,075,247	$8,557,878	$328,379	$8,886,257

Other delinquency statistics:
In process of foreclosure[2]							$3,680	$301	$3,981
Serious delinquency rate[3]							0.2%	1.3%	0.2%
Past due 90 days or more and still accruing interest							$—	$4,159	$4,159
Loans on nonaccrual status[4]							$21,619	$—	$21,619

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
4    Includes $10,589,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and nine months ended September 30, 2024 and 2023.

Table 5.5

	Three Months Ended		Nine Months Ended
Conventional Loans	09/30/2024	09/30/2023	09/30/2024	09/30/2023
Balance, beginning of the period	$4,315	$6,630	$5,531	$6,378
Net (charge-offs) recoveries	(13)	(385)	(166)	(477)
Provision (reversal) for credit losses	(78)	(33)	(1,141)	311
Balance, end of the period	$4,224	$6,212	$4,224	$6,212

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of September 30, 2024 and December 31, 2023. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2024 and December 31, 2023 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	09/30/2024			12/31/2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$38,927,005	$109,310	$261,358	$44,804,870	$116,352	$410,595
Total derivatives designated as hedging relationships	38,927,005	109,310	261,358	44,804,870	116,352	410,595
Derivatives not designated as hedging instruments:
Interest rate swaps	8,147,119	9,347	2,376	6,383,296	22,072	152
Interest rate caps/floors	2,604,000	2,502	—	304,000	698	—
Mortgage delivery commitments	48,775	52	45	41,641	133	5
Total derivatives not designated as hedging instruments	10,799,894	11,901	2,421	6,728,937	22,903	157
TOTAL	$49,726,899	121,211	263,779	$51,533,807	139,255	410,752
Netting adjustments and cash collateral[1]		264,408	(258,532)		211,112	(409,892)
DERIVATIVE ASSETS AND LIABILITIES		$385,619	$5,247		$350,367	$860

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $548,508,000 and $649,456,000 as of September 30, 2024 and December 31, 2023, respectively. Cash collateral received was $25,568,000 and $28,452,000 as of September 30, 2024 and December 31, 2023, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended September 30, 2024 and 2023, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	09/30/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$650,770	$202,409	$230,295	$716,141
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(235,363)	$(193,204)	$4,435	$92,390
Hedged items[2]	312,529	253,278	(8,308)	(163,674)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$77,166	$60,074	$(3,873)	$(71,284)

	Three Months Ended
	09/30/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$634,899	$159,499	$284,947	$579,352
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$149,032	$134,941	$(2,660)	$(66,086)
Hedged items[2]	(72,773)	(85,579)	(6,153)	(26,480)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$76,259	$49,362	$(8,813)	$(92,566)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the nine months ended September 30, 2024 and 2023, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Nine Months Ended
	09/30/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,877,261	$586,368	$691,610	$2,009,680
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$16,874	$(4,733)	$(2,228)	$(22,009)
Hedged items[2]	212,771	178,671	(5,955)	(199,183)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$229,645	$173,938	$(8,183)	$(221,192)

	Nine Months Ended
	09/30/2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,785,223	$421,079	$836,651	$1,581,173
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$311,358	$218,729	$(5,569)	$(180,366)
Hedged items[2]	(133,680)	(74,802)	(23,902)	(55,142)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$177,678	$143,927	$(29,471)	$(235,508)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2024 and December 31, 2023 (in thousands):

Table 6.4

09/30/2024
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$16,166,382	$4,350	$(6,835)	$(2,485)
Available-for-sale securities	7,686,273	(78,086)	—	(78,086)
Consolidated obligation discount notes	(4,621,624)	(3,642)	—	(3,642)
Consolidated obligation bonds	(10,391,631)	166,705	(5,645)	161,060

12/31/2023
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$13,545,019	$(206,332)	$(8,924)	$(215,256)
Available-for-sale securities	6,367,691	(256,757)	—	(256,757)
Consolidated discount notes	(3,874,550)	2,313	—	2,313
Consolidated obligation bonds	(20,374,603)	366,180	(5,937)	360,243

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Nine Months Ended
	09/30/2024	09/30/2023	09/30/2024	09/30/2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(14,087)	$(2,202)	$(18,431)	$882
Interest rate caps/floors	(3,897)	(93)	(5,693)	32
Net interest settlements	6,902	8,393	23,722	25,948
Price alignment interest	(51)	(216)	(293)	(607)
Mortgage delivery commitments	729	(650)	497	(1,254)
NET GAINS (LOSSES) ON DERIVATIVES	$(10,404)	$5,232	$(198)	$25,001

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2024, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2024 and December 31, 2023.

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

Table 7.1 details the types of deposits held by FHLBank as of September 30, 2024 and December 31, 2023 (in thousands):

Table 7.1

	09/30/2024	12/31/2023
Interest-bearing:
Demand	$355,515	$297,267
Overnight	464,700	391,900
Term	4,300	10,650
Total interest-bearing	824,515	699,817
Non-interest-bearing:
Other	61,472	52,383
Total non-interest-bearing	61,472	52,383
TOTAL DEPOSITS	$885,987	$752,200

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

Table 8.1

	09/30/2024		12/31/2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$37,928,190	4.83%	$28,152,305	4.90%
Due after one year through two years	7,343,720	3.71	9,327,370	4.21
Due after two years through three years	3,331,110	2.55	4,294,125	2.01
Due after three years through four years	1,628,350	3.11	1,780,895	2.01
Due after four years through five years	1,448,000	3.43	1,467,440	2.96
Thereafter	4,945,005	3.30	4,387,255	2.63
Total par value	56,624,375	4.33%	49,409,390	4.15%
Premiums	12,514		12,874
Discounts	(2,407)		(3,108)
Concession fees	(11,965)		(11,424)
Hedging adjustments	(161,060)		(360,243)
TOTAL	$56,461,457		$49,047,489

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of September 30, 2024 and December 31, 2023 includes callable bonds totaling $16,863,300,000 and $22,940,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2024 and December 31, 2023 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	09/30/2024	12/31/2023
Due in one year or less	$48,584,190	$40,475,305
Due after one year through two years	5,076,720	6,503,370
Due after two years through three years	1,540,110	1,227,125
Due after three years through four years	725,850	362,895
Due after four years through five years	233,000	493,940
Thereafter	464,505	346,755
TOTAL PAR VALUE	$56,624,375	$49,409,390

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2024 and December 31, 2023 (in thousands):

Table 8.3

	09/30/2024	12/31/2023
Fixed rate	$19,944,375	$28,093,390
Simple variable rate	35,123,000	19,524,000
Step	1,557,000	1,792,000
TOTAL PAR VALUE	$56,624,375	$49,409,390

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2024	$17,251,684	$17,367,826	4.86%

December 31, 2023	$20,743,249	$20,903,145	5.15%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2024 and December 31, 2023 (in thousands):

Table 9.1

09/30/2024
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$82,544	$(79,542)	$3,002	$(52)	$2,950
Cleared derivatives	38,667	343,950	382,617	—	382,617
Total derivative assets	121,211	264,408	385,619	(52)	385,567
Securities purchased under agreements to resell	2,875,000	—	2,875,000	(2,875,000)	—
TOTAL	$2,996,211	$264,408	$3,260,619	$(2,875,052)	$385,567

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2024 and December 31, 2023 (in thousands):

Table 9.3

09/30/2024
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$262,621	$(257,374)	$5,247	$(45)	$5,202
Cleared derivatives	1,158	(1,158)	—	—	—
Total derivative liabilities	263,779	(258,532)	5,247	(45)	5,202
TOTAL	$263,779	$(258,532)	$5,247	$(45)	$5,202

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

Table 10.1

	09/30/2024		12/31/2023
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$786,447	$3,798,629	$746,439	$3,730,738
Total regulatory capital-to-asset ratio	4.0%	5.3%	4.0%	5.4%
Total regulatory capital	$3,168,182	$4,183,447	$2,997,879	$4,009,870
Leverage capital ratio	5.0%	7.7%	5.0%	7.8%
Leverage capital	$3,960,227	$6,082,761	$3,747,349	$5,875,238

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Table 10.2

	Three Months Ended		Nine Months Ended
	09/30/2024	09/30/2023	09/30/2024	09/30/2023
Balance, beginning of period	$3,442	$263	$247	$280
Capital stock subject to mandatory redemption reclassified from equity during the period	72,922	153,179	305,364	646,676
Redemption or repurchase of mandatorily redeemable capital stock during the period	(73,201)	(153,192)	(302,500)	(646,713)
Stock dividend classified as mandatorily redeemable capital stock during the period	67	3	119	10
Balance, end of period	$3,230	$253	$3,230	$253

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2024, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended September 30, 2024 and 2023 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2023	$(84,002)	$173	$(83,829)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(45,590)		(45,590)
Net current period other comprehensive income (loss)	(45,590)	—	(45,590)
Balance at September 30, 2023	$(129,592)	$173	$(129,419)

Balance at June 30, 2024	$(113,883)	$142	$(113,741)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	5,347		5,347
Net current period other comprehensive income (loss)	5,347	—	5,347
Balance at September 30, 2024	$(108,536)	$142	$(108,394)

Table 11.2 summarizes the changes in AOCI for the nine months ended September 30, 2024 and 2023 (in thousands):

Table 11.2

	Nine Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2022	$(84,443)	$173	$(84,270)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(45,149)		(45,149)
Net current period other comprehensive income (loss)	(45,149)	—	(45,149)
Balance at September 30, 2023	$(129,592)	$173	$(129,419)

Balance at December 31, 2023	$(118,944)	$(27)	$(118,971)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	10,408		10,408
Impact of settlements - defined benefit pension plan		169	169
Net current period other comprehensive income (loss)	10,408	169	10,577
Balance at September 30, 2024	$(108,536)	$142	$(108,394)

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2024 and December 31, 2023. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and nine months ended September 30, 2024 and 2023.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of September 30, 2024 and December 31, 2023. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of September 30, 2024 and December 31, 2023 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	09/30/2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$27,863	$27,863	$27,863	$—	$—	$—
Interest-bearing deposits	2,074,473	2,074,473	—	2,074,473	—	—
Securities purchased under agreements to resell	2,875,000	2,875,000	—	2,875,000	—	—
Federal funds sold	6,370,000	6,370,000	—	6,370,000	—	—
Trading securities	553,846	553,846	—	553,846	—	—
Available-for-sale securities	13,096,435	13,096,435	—	13,096,435	—	—
Held-to-maturity securities	233,234	231,117	—	196,867	34,250	—
Advances	44,354,896	44,410,921	—	44,410,921	—	—
Mortgage loans held for portfolio, net of allowance	8,882,033	8,167,143	—	8,163,475	3,668	—
Accrued interest receivable	267,599	267,599	—	267,599	—	—
Derivative assets	385,619	385,619	—	121,211	—	264,408
Liabilities:
Deposits	885,987	885,992	—	885,992	—	—
Consolidated obligation discount notes	17,251,684	17,255,795	—	17,255,795	—	—
Consolidated obligation bonds	56,461,457	55,776,420	—	55,776,420	—	—
Mandatorily redeemable capital stock	3,230	3,230	3,230	—	—	—
Accrued interest payable	366,680	366,680	—	366,680	—	—
Derivative liabilities	5,247	5,247	—	263,779	—	(258,532)
Other Asset (Liability):
Industrial revenue bonds	35,000	33,537	—	33,537	—	—
Financing obligation payable	(35,000)	(33,537)	—	(33,537)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2024 and December 31, 2023 (in thousands).

Table 12.3

	09/30/2024
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE debentures	$17,841	$—	$17,841	$—	$—
GSE MBS	536,005	—	536,005	—	—
Total trading securities	553,846	—	553,846	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,263,684	—	3,263,684	—	—
U.S. obligation MBS	84,694	—	84,694	—	—
GSE MBS	9,748,057	—	9,748,057	—	—
Total available-for-sale securities	13,096,435	—	13,096,435	—	—
Derivative assets:
Interest-rate related	385,567	—	121,159	—	264,408
Mortgage delivery commitments	52	—	52	—	—
Total derivative assets	385,619	—	121,211	—	264,408
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$14,035,900	$—	$13,771,492	$—	$264,408

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$5,202	$—	$263,734	$—	$(258,532)
Mortgage delivery commitments	45	—	45	—	—
Total derivative liabilities	5,247	—	263,779	—	(258,532)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$5,247	$—	$263,779	$—	$(258,532)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$3,709	$—	$—	$3,709	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,709	$—	$—	$3,709	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the nine months ended September 30, 2024 and still outstanding as of September 30, 2024.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,098,807,664,000 and $1,134,003,465,000 as of September 30, 2024 and December 31, 2023, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at September 30, 2024 and December 31, 2023 (in thousands). No allowance for credit losses was recorded on these commitments at September 30, 2024 and December 31, 2023.

Table 13.1

	09/30/2024			12/31/2023
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$6,836,169	$43,826	$6,879,995	$7,242,988	$5,670	$7,248,658
Advance commitments outstanding	3,615	3,069	6,684	48,526	3,615	52,141
Principal commitments for standby bond purchase agreements	144,160	834,735	978,895	283,220	716,295	999,515
Commitments to fund or purchase mortgage loans	48,775	—	48,775	41,641	—	41,641
Commitments to issue consolidated bonds, at par	545,000	—	545,000	1,300,000	—	1,300,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2029. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,780,000 and $2,367,000 as of September 30, 2024 and December 31, 2023, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2029, though some are renewable at the option of FHLBank. As of September 30, 2024 and December 31, 2023, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the nine months ended September 30, 2024 and 2023.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset balances of $7,000 and $128,000 as of September 30, 2024 and December 31, 2023, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 14.1

09/30/2024
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,690	0.4%	$494,735	22.1%	496,425	18.9%
BOKF, N.A.	OK	98,026	25.5	213,458	9.5	311,484	11.9
TOTAL		$99,716	25.9%	$708,193	31.6%	$807,909	30.8%

Table 14.2

12/31/2023
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$35,473	12.7%	$443,345	19.0%	$478,818	18.4%
BOKF, N.A.	OK	500	0.2	347,012	14.9	347,512	13.3
TOTAL		$35,973	12.9%	$790,357	33.9%	$826,330	31.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2024 and December 31, 2023 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	09/30/2024		12/31/2023		09/30/2024		12/31/2023
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$11,000,000	24.8%	$9,585,000	21.0%	$4,634	0.5%	$3,751	0.5%
BOKF, N.A.	4,700,000	10.6	7,675,000	16.8	50,339	5.7	22,325	3.0%
TOTAL	$15,700,000	35.4%	$17,260,000	37.8%	$54,973	6.2%	$26,076	3.5%

BOKF, N.A. sold $6,565,000 and $27,506,000 of mortgage loans into the MPF Program during the three and nine months ended September 30, 2024, respectively. BOKF, N.A. sold $5,905,000 and $15,989,000 of mortgage loans into the MPF Program during the three and nine months ended September 30, 2023. MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2024 and 2023.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of September 30, 2024 and December 31, 2023 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	09/30/2024		12/31/2023
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$4,905,137	11.1%	$270,308	0.6%

Deposits	$52,028	5.9%	$7,314	1.0%

Class A Common Stock	$101,974	26.5%	$4,314	1.5%
Class B Common Stock	225,959	10.1	14,924	0.6
TOTAL CAPITAL STOCK	$327,933	12.5%	$19,238	0.7%

Table 14.5 presents mortgage loans acquired during the three and nine months ended September 30, 2024 and 2023 for members that had an officer or director serving on FHLBank’s board of directors in 2024 or 2023 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Nine Months Ended
	09/30/2024		09/30/2023		09/30/2024		09/30/2023
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$15,768	4.0%	$5,476	1.5%	$50,751	4.4%	$14,461	1.6%

NOTE 15 – TRANSACTIONS WITH OTHER FHLBANKS

From time to time, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the third quarter of 2024, FHLBank Topeka transferred debt obligations with a par amount of $610,000,000 to another FHLBank. During the same period, the other FHLBank transferred the same debt obligations back to FHLBank Topeka. During the first quarter of 2023, FHLBank Topeka transferred debt obligations with a par amount of $1,000,000,000 to another FHLBank.

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2024	06/30/2024	03/31/2024	12/31/2023	09/30/2023
Statement of Condition (as of period end):
Total assets	$79,204,538	$79,755,037	$73,664,303	$74,946,985	$73,136,292
Investments[1]	25,202,988	24,115,340	22,855,565	20,486,846	19,967,164
Advances	44,354,896	46,219,747	41,660,129	45,444,769	44,322,221
Mortgage loans, net	8,882,033	8,719,897	8,440,064	8,352,713	8,207,138
Total liabilities	75,132,715	75,620,328	69,799,596	71,056,333	69,244,674
Deposits	885,987	817,072	846,628	752,200	751,952
Consolidated obligations, net[2]	73,713,141	74,268,969	68,462,333	69,790,738	67,991,607
Total capital	4,071,823	4,134,709	3,864,707	3,890,652	3,891,618
Capital stock	2,625,281	2,735,999	2,497,709	2,607,683	2,649,451
Retained earnings	1,554,936	1,512,451	1,461,777	1,401,940	1,371,586
Statement of Income (for the quarterly period ended):
Net interest income	135,311	137,958	136,141	119,072	114,908
Other income (loss)	3,557	9,261	13,916	6,382	10,927
Voluntary housing and community investment program contributions[3]	720	3,919	—	3,000	—
Other expenses	25,883	23,976	23,423	26,268	23,649
Income before assessments	112,343	120,187	126,834	97,139	102,219
Affordable Housing Program (AHP) assessments	11,241	12,024	12,684	9,714	10,222
Net income	101,102	108,163	114,150	87,425	91,997
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	58,617	57,489	54,313	57,071	56,477
Weighted average dividend rate[4]	8.90%	8.79%	8.76%	8.84%	8.62%
Dividend payout ratio[5]	57.98%	53.15%	47.58%	65.28%	61.39%
Return on average equity	9.87%	10.76%	11.96%	9.06%	9.39%
Return on average assets	0.50%	0.56%	0.62%	0.46%	0.49%
Average equity to average assets	5.07%	5.19%	5.19%	5.04%	5.18%
Net interest margin[6]	0.67%	0.72%	0.74%	0.62%	0.61%
Total capital ratio[7]	5.14%	5.18%	5.25%	5.19%	5.32%
Regulatory capital ratio[8]	5.28%	5.33%	5.38%	5.35%	5.50%

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

Third Quarter 2024 Financial Highlights:
•Net interest income/margin: Net interest income increased $20.4 million to $135.3 million for the quarter ended September 30, 2024 compared to $114.9 million for the quarter ended September 30, 2023. The increase in net interest income was primarily attributed to improvements in funding and asset spreads combined with the increase in interest rates, including the impact of higher interest rates on fair value hedges. Net interest margin increased six basis points for the current quarter, from 0.61 percent for the quarter ended September 30, 2023 to 0.67 percent for the quarter ended September 30, 2024. Net interest spread increased nine basis points, from 0.29 percent for the quarter ended September 30, 2023 to 0.38 percent for the quarter ended September 30, 2024.
•Total assets: Total assets increased from $74.9 billion as of December 31, 2023 to $79.2 billion as of September 30, 2024, driven by the $4.7 billion increase in short- and long-term investments between periods and a $1.1 billion decrease in advances. The average balance of interest-earning assets increased $5.3 billion between the quarter ended September 30, 2024 and the same period in the prior year, driven by a $4.1 billion increase in the average balance of short- and long-term investments, a $0.7 billion increase in mortgage loans and a $0.5 billion increase in the average balance of advances.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of September 30, 2024 and December 31, 2023, our Primary Mission Asset ratio was 78 percent and 81 percent, respectively.
•Advances: Advances decreased to $44.4 billion at September 30, 2024 compared to $45.4 billion at December 31, 2023, representing 56.0 percent of total assets as of September 30, 2024, compared to 60.6 percent as of December 31, 2023. The average balance of advances increased $0.5 billion, or 1.0 percent to $46.3 billion for the quarter ended September 30, 2024 when compared to the prior year period. Advance demand continues to be relatively stable among FHLBank membership, especially among community banks. FHLBank continues to execute its liquidity mission by serving as a reliable source of liquidity and funding for members.
•Mortgage loans: Mortgage loans increased to $8.9 billion at September 30, 2024 compared to $8.4 billion at December 31, 2023, representing 11.2 percent of total assets at September 30, 2024, compared to 11.1 percent at December 31, 2023. The average balance of mortgage loans increased $0.7 billion, or 8.3 percent, for the three months ended September 30, 2024 when compared to the prior year period. Interest income was impacted slightly by mortgage loan prepayments and the related premium amortization but continues to be positively impacted by originations at interest rates higher than the weighted average rate of the existing portfolio.
•Performance ratios: Return on average equity (ROE) increased to 9.9 percent for the quarter ended September 30, 2024 compared to 9.4 percent for the prior year quarter due to the increase in net income for the current quarter, partially offset by the increase in average capital.
•Dividends: The Class A Common Stock dividend rate of 4.75 percent per annum and the Class B Common Stock dividend rate of 9.50 percent per annum combined for a weighted average dividend rate for the quarter ended September 30, 2024 of 8.90 percent.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2024	09/30/2023	09/30/2024	09/30/2023	09/30/2024	12/31/2023
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	Ending	Ending
	Average	Average	Average	Average	Rate	Rate
Secured Overnight Financing Rate[1]	5.28%	5.24%	5.30%	4.90%	4.96%	5.38%
Federal funds effective rate[1]	5.27	5.26	5.31	4.93	4.83	5.33
Federal Reserve interest rate on reserve balances[1]	5.34	5.33	5.38	4.99	4.90	5.40
3-month U.S. Treasury bill[1]	5.13	5.43	5.30	5.10	4.63	5.34
2-year U.S. Treasury note[1]	4.06	4.93	4.46	4.53	3.64	4.25
5-year U.S. Treasury note[1]	3.81	4.31	4.12	3.94	3.56	3.85
10-year U.S. Treasury note[1]	3.96	4.14	4.18	3.80	3.78	3.88
30-year residential mortgage note rate[1,2]	6.51	7.18	6.83	6.76	6.14	6.76

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate by 50 basis points at the September 2024 meeting, indicating that additional adjustments to the target range for the Federal funds rate will depend on incoming data and the balance of inflation and employment risks. The FOMC also indicated it would continue reducing its holdings of Treasury securities and agency debt and agency MBS.

We issue debt at a spread to U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. The cost of issuing short-term debt has declined with the decrease in market rates, and the continued high demand for short-term Agency debt has kept this spread to the comparable Treasury security relatively narrow.

Volatility in the capital markets can also impact the demand for and cost of debt issued by the FHLBanks. Efforts of the Federal Reserve Board to ease inflation have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook. For further discussion of FHLBank debt, see this Item 2 – “Financial Condition – Consolidated Obligations.”

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2024.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2024 vs. 09/30/2023		09/30/2024 vs. 09/30/2023
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$104,700	10.6%	$359,152	12.9%
Total interest expense	84,297	9.7	290,720	11.9
Net interest income	20,403	17.8	68,432	20.1
Provision (reversal) for credit losses on mortgage loans	(45)	(136.4)	(1,452)	(466.9)
Net interest income after mortgage loan loss provision	20,448	17.8	69,884	20.5
Net gains (losses) on trading securities	8,048	363.2	9,394	142.4
Net gains (losses) on derivatives	(15,636)	(298.9)	(25,199)	(100.8)
Other non-interest income	218	6.3	974	9.8
Total other income (loss)	(7,370)	(67.4)	(14,831)	(35.7)
Operating expenses	813	11.6	3,068	16.8
Other non-interest expenses	2,141	12.9	7,113	14.4
Total other expenses	2,954	12.5	10,181	15.0
AHP assessments	1,019	10.0	4,499	14.3
NET INCOME	$9,105	9.9%	$40,373	14.3%

Net income increased $9.1 million, or 9.9 percent, to $101.1 million for the three months ended September 30, 2024 compared to $92.0 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, net income increased $40.4 million, or 14.3 percent, to $323.4 million compared to $283.0 million for the same period in the prior year. The increase in net income is substantially attributed to the increase in net interest income, partially offset by fair value fluctuations of derivatives and trading securities, increases in operating expenses, and statutory and voluntary contributions to housing and community investment programs. See “Net Interest Income and Net Interest Margin,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $20.4 million for the quarter, or 17.8 percent, from $114.9 million for the three months ended September 30, 2023 to $135.3 million for the three months ended September 30, 2024. Net interest income increased $68.4 million for the current year-to-date period, from $341.0 million for the nine months ended September 30, 2023 to $409.4 million for the nine months ended September 30, 2024. Balance sheet composition, market interest rates and trends, and net interest spread affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. The increase for both the three- and nine-month periods was primarily attributed to improvements in funding spreads resulting from the maturities of higher-costing debt during 2024 and shifts in balance sheet composition. Asset spreads also improved, particularly on long-term investments and advances, combined with the impact of higher interest rates on fair value hedges as compared to the prior period.

Net interest margin increased six basis points for the current quarter, from 0.61 percent for the quarter ended September 30, 2023 to 0.67 percent for the quarter ended September 30, 2024 (see Table 8). Net interest margin increased eleven basis points, from 0.60 percent to 0.71 percent for the nine months ended September 30, 2024 compared to the prior year period (see Table 10). Net interest spread increased nine basis points, from 0.29 percent for the quarter ended September 30, 2023 to 0.38 percent for the quarter ended September 30, 2024. Net interest spread increased eight basis points, from 0.32 percent to 0.40 percent for the nine months ended September 30, 2024 compared to the prior year period. The increase in net interest spread was partially due to shifts in balance sheet composition between advances and investments, combined with spread improvements across most asset categories as discussed above. Net interest margin increased as a result of the improvement in net interest spread. For further discussion of advances, investments, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. The increase in net interest income resulting from fair value hedging was driven by the impact of swap index rate increases on net interest settlements between the comparative periods. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 09/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,564)	$9,069	$—	$(1,114)	$(1,821)	$4,570
Net amortization/accretion of hedging activities	860	—	96	—	99	1,055
Net interest received (paid)	80,173	53,913	—	(2,828)	(69,482)	61,776
Price alignment amount	(2,303)	(2,908)	—	69	(80)	(5,222)
TOTAL	$77,166	$60,074	$96	$(3,873)	$(71,284)	$62,179

Table 5

	Three Months Ended 09/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,751	$4,115	$—	$(2,758)	$(5,444)	$(1,336)
Net amortization/accretion of hedging activities	890	—	333	—	96	1,319
Net interest received (paid)	78,437	50,579	—	(6,197)	(87,413)	35,406
Price alignment amount	(5,819)	(5,332)	—	142	195	(10,814)
TOTAL	$76,259	$49,362	$333	$(8,813)	$(92,566)	$24,575

Table 6

	Nine Months Ended 09/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(259)	$29,479	$—	$129	$(49)	$29,300
Net amortization/accretion of hedging activities	2,515	—	417	—	292	3,224
Net interest received (paid)	238,672	156,926	—	(8,533)	(221,484)	165,581
Price alignment amount	(11,283)	(12,467)	—	221	49	(23,480)
TOTAL	$229,645	$173,938	$417	$(8,183)	$(221,192)	$174,625

Table 7

	Nine Months Ended 09/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,735)	$23,000	$—	$353	$(4,082)	$17,536
Net amortization/accretion of hedging activities	1,309	—	793	—	193	2,295
Net interest received (paid)	191,163	133,552	—	(30,435)	(231,897)	62,383
Price alignment amount	(13,059)	(12,625)	—	611	278	(24,795)
TOTAL	$177,678	$143,927	$793	$(29,471)	$(235,508)	$57,419

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	09/30/2024			09/30/2023
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,820,610	$37,651	5.31%	$2,803,908	$37,569	5.32%
Securities purchased under agreements to resell	2,951,522	40,217	5.42	2,078,370	27,969	5.34
Federal funds sold	5,176,924	69,652	5.35	3,697,174	49,772	5.34
Investment securities[1,2]	13,889,757	211,189	6.05	12,132,738	170,862	5.59
Advances[1,2]	46,324,602	650,770	5.59	45,862,896	634,899	5.49
Mortgage loans[3,4]	8,828,912	83,271	3.75	8,150,358	66,871	3.26
Other interest-earning assets	35,217	178	2.01	43,152	286	2.63
Total earning assets	80,027,544	1,092,928	5.43	74,768,596	988,228	5.24
Other non-interest-earning assets	369,730			182,623
Total assets	$80,397,274			$74,951,219

Interest-bearing liabilities:
Deposits	$850,192	$10,811	5.06%	$685,182	$8,720	5.05%
Consolidated obligations[1]:
Discount Notes	17,224,667	230,295	5.32	21,345,764	284,947	5.30
Bonds	57,323,639	716,141	4.97	47,908,824	579,352	4.80
Other borrowings	44,783	370	3.28	43,469	301	2.74
Total interest-bearing liabilities	75,443,281	957,617	5.05	69,983,239	873,320	4.95
Capital and other non-interest-bearing funds	4,953,993			4,967,980
Total funding	$80,397,274			$74,951,219

Net interest income and net interest spread[5]		$135,311	0.38%		$114,908	0.29%

Net interest margin[6]			0.67%			0.61%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $1.8 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively.
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

Table 9

	Three Months Ended
	09/30/2024 vs. 09/30/2023
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$223	$(141)	$82
Securities purchased under agreements to resell	11,893	355	12,248
Federal funds sold	19,909	(29)	19,880
Investment securities	26,083	14,244	40,327
Advances	6,430	9,441	15,871
Mortgage loans	5,865	10,535	16,400
Other assets	(47)	(61)	(108)
Total interest-earning assets	70,356	34,344	104,700
Interest Expense[3]:
Deposits	2,098	(7)	2,091
Consolidated obligations:
Discount notes	(55,099)	447	(54,652)
Bonds	117,075	19,714	136,789
Other borrowings	9	60	69
Total interest-bearing liabilities	64,083	20,214	84,297
Change in net interest income	$6,273	$14,130	$20,403

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Nine Months Ended
	09/30/2024			09/30/2023
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,784,231	$111,895	5.37%	$2,814,811	$104,953	4.99%
Securities purchased under agreements to resell	2,964,124	120,583	5.43	2,441,429	90,607	4.96
Federal funds sold	4,471,281	180,720	5.40	4,022,454	150,058	4.99
Investment securities[1,2]	13,586,514	615,364	6.05	11,602,457	460,697	5.31
Advances[1,2]	44,665,703	1,877,261	5.61	46,699,337	1,785,223	5.11
Mortgage loans[3,4]	8,613,299	236,084	3.66	8,013,970	190,515	3.18
Other interest-earning assets	35,219	534	2.03	55,018	1,237	3.01
Total earning assets	77,120,371	3,142,441	5.44	75,649,476	2,783,290	4.92
Other non-interest-earning assets	292,797			254,818
Total assets	$77,413,168			$75,904,294

Interest-bearing liabilities:
Deposits	$801,818	30,687	5.11	$669,108	23,469	4.69
Consolidated obligations[1]:
Discount Notes	17,355,679	691,610	5.32	22,936,918	836,651	4.88
Bonds	54,310,542	2,009,680	4.94	47,284,287	1,581,173	4.47
Other borrowings	44,195	1,054	3.18	47,217	1,019	2.88
Total interest-bearing liabilities	72,512,234	2,733,031	5.04	70,937,530	2,442,312	4.60
Capital and other non-interest-bearing funds	4,900,934			4,966,764
Total funding	$77,413,168			$75,904,294

Net interest income and net interest spread[5]		$409,410	0.40%		$340,978	0.32%

Net interest margin[6]			0.71%			0.60%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $5.3 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Table 11

	Nine Months Ended
	09/30/2024 vs. 09/30/2023
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(1,151)	$8,093	$6,942
Securities purchased under agreements to resell	20,685	9,291	29,976
Federal funds sold	17,543	13,119	30,662
Investment securities	84,951	69,717	154,668
Advances	(80,067)	172,105	92,038
Mortgage loans	14,963	30,606	45,569
Other assets	(369)	(334)	(703)
Total earning assets	56,555	302,597	359,152
Interest Expense[3]:
Deposits	4,945	2,273	7,218
Consolidated obligations:
Discount notes	(217,219)	72,178	(145,041)
Bonds	249,522	178,985	428,507
Other borrowings	(68)	104	36
Total interest-bearing liabilities	37,180	253,540	290,720
Change in net interest income	$19,375	$49,057	$68,432

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 09/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(5,044)	$(13,414)	$—	$2,201	$(1,727)	$(17,984)
Mortgage delivery commitments	—	—	729	—	—	729
Economic hedges – net interest received (paid)	1,194	6,601	—	(531)	(362)	6,902
Price alignment amount	(35)	(10)	—	(6)	—	(51)
Net gains (losses) on derivatives	(3,885)	(6,823)	729	1,664	(2,089)	(10,404)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	10,227	—	—	—	10,227
TOTAL	$(3,885)	$3,404	$729	$1,664	$(2,089)	$(177)

Table 13

	Three Months Ended 09/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,414	$(4,855)	$—	$(95)	$241	$(2,295)
Mortgage delivery commitments	—	—	(650)	—	—	(650)
Economic hedges – net interest received (paid)	1,148	8,291	—	(785)	(261)	8,393
Price alignment amount	(88)	(140)	—	5	7	(216)
Net gains (losses) on derivatives	3,474	3,296	(650)	(875)	(13)	5,232
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	2,254	—	—	—	2,254
TOTAL	$3,474	$5,550	$(650)	$(875)	$(13)	$7,486

Table 14

	Nine Months Ended 09/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(2,499)	$(21,414)	$—	$1,516	$(1,727)	$(24,124)
Mortgage delivery commitments	—	—	497	—	—	497
Economic hedges – net interest received (paid)	3,512	21,951	—	(1,379)	(362)	23,722
Price alignment amount	(177)	(120)	—	4	—	(293)
Net gains (losses) on derivatives	836	417	497	141	(2,089)	(198)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	15,899	—	—	—	15,899
TOTAL	$836	$16,316	$497	$141	$(2,089)	$15,701

Table 15

	Nine Months Ended 09/30/2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$6,539	$(8,975)	$—	$2,713	$637	$914
Mortgage delivery commitments	—	—	(1,254)	—	—	(1,254)
Economic hedges – net interest received (paid)	2,428	25,499	—	(1,227)	(752)	25,948
Price alignment amount	(136)	(489)	—	(6)	24	(607)
Net gains (losses) on derivatives	8,831	16,035	(1,254)	1,480	(91)	25,001
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	6,622	—	—	—	6,622
TOTAL	$8,831	$22,657	$(1,254)	$1,480	$(91)	$31,623

For the three months ended September 30, 2024, net gains and losses on derivatives resulted in a decrease in net income of $10.4 million compared to an increase of $5.2 million for the prior year period. For the nine months ended September 30, 2024, net gains and losses on derivatives resulted in a decrease in net income of $0.2 million compared to an increase of $25.0 million for the prior year period. The change between periods was attributed to fair value fluctuations resulting from changes in the level of swap index rates.

Tables 16 and 17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	09/30/2024			09/30/2023
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$—	$—	$—	$(638)	$593	$(45)
GSE debentures	(1,577)	1,397	(180)	(1,643)	885	(758)
GSE MBS	(7,940)	8,830	890	(2,481)	776	(1,705)
TOTAL	$(9,517)	$10,227	$710	$(4,762)	$2,254	$(2,508)

Table 17

	Nine Months Ended
	09/30/2024			09/30/2023
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$—	$—	$—	$(4,384)	$3,767	$(617)
GSE debentures	(5,241)	4,403	(838)	(3,874)	2,053	(1,821)
GSE MBS	(10,480)	11,496	1,016	(749)	802	53
TOTAL	$(15,721)	$15,899	$178	$(9,007)	$6,622	$(2,385)

For additional detail regarding gains and losses on trading securities, see Table 18 and related discussion under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

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

Table 18

	Three Months Ended		Nine Months Ended
	09/30/2024	09/30/2023	09/30/2024	09/30/2023
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$37	$(39)	$94	$(23)
Total trading securities not hedged	37	(39)	94	(23)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	—	593	—	3,767
GSE debentures	1,397	885	4,403	2,053
GSE MBS	8,830	776	11,496	802
Total trading securities hedged on an economic basis with derivatives	10,227	2,254	15,899	6,622
TOTAL	$10,264	$2,215	$15,993	$6,599

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

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $3.0 million and $10.2 million for the three and nine months ended September 30, 2024, respectively. The increase for the current quarter was primarily due to the $1.5 million increase in compensation and benefits. The increase for the nine-month period is primarily a result of a $2.9 million increase in compensation and benefits and $4.6 million in voluntary grant programs awarded in partnership with FHLBank members to support affordable housing and community development initiatives throughout Colorado, Kansas, Nebraska, and Oklahoma. These voluntary contributions are in addition to the statutory Affordable Housing Program (AHP) assessments under the FHLBank Act required to fund affordable housing initiatives. Compensation and benefits increased due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment.

In addition to the ten percent statutory assessment, the FHLBanks have stated in their public comment letter to the FHFA that they are already making or will make voluntary contributions of 5.0 percent of earnings in support of community investment activities. FHLBank has committed at least 2.5 percent of 2023 pre-assessment earnings to voluntary contributions in 2024 and at least 5.0 percent of pre-assessment earnings to voluntary contributions in 2025, plus a gross-up equal to the reduction in the statutory assessment attributable to the voluntary contributions. For 2024, the minimum commitment calculated using 2023 pre-assessment earnings of $414.6 million is $11.8 million. Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded, which does not occur ratably throughout the year. During the nine months ended September 30, 2024, we expensed $4.6 million; the remaining amounts will be approved or awarded in the fourth quarter of 2024. For additional information on FHLBank’s affordable housing and community development initiatives, refer to “Other Mission-Related Activities” in Part I, Item 1: Business of FHLBank’s 2023 Form 10-K.

Financial Condition
Overall: Table 19 presents the percentage concentration of the major components of our Statements of Condition:

Table 19

	Component Concentration
	09/30/2024	12/31/2023
Assets:
Cash and due from banks	—%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	14.2	10.1
Investment securities	17.5	17.2
Advances	56.0	60.6
Mortgage loans, net	11.2	11.1
Other assets	1.1	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.2%	1.0%
Consolidated obligation discount notes, net	21.8	27.7
Consolidated obligation bonds, net	71.3	65.4
Other liabilities	0.6	0.7
Total liabilities	94.9	94.8

Capital:
Capital stock outstanding	3.3	3.5
Retained earnings	2.0	1.9
Accumulated other comprehensive income (loss)	(0.2)	(0.2)
Total capital	5.1	5.2
Total liabilities and capital	100.0%	100.0%

Table 20 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 20

	Increase (Decrease) in Components
	09/30/2024 vs. 12/31/2023
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$1,801	6.9%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	3,759,484	49.7
Investment securities	956,658	7.4
Advances	(1,089,873)	(2.4)
Mortgage loans, net	529,320	6.3
Other assets	100,163	15.7
Total assets	$4,257,553	5.7%

Liabilities:
Deposits	$133,787	17.8%
Consolidated obligation discount notes, net	(3,491,565)	(16.8)
Consolidated obligation bonds, net	7,413,968	15.1
Other liabilities	20,192	3.9
Total liabilities	4,076,382	5.7

Capital:
Capital stock outstanding	17,598	0.7
Retained earnings	152,996	10.9
Accumulated other comprehensive income (loss)	10,577	(8.9)
Total capital	181,171	4.7
Total liabilities and capital	$4,257,553	5.7%

Total assets increased between periods, from $74.9 billion at December 31, 2023 to $79.2 billion at September 30, 2024, driven by the $4.7 billion increase in short- and long-term investments between periods, partially offset by a $1.1 billion decrease in advances. Asset composition remained relatively consistent from December 31, 2023 to September 30, 2024, with advances comprising the largest asset on the balance sheet, despite a decrease in advance balances from 60.6 percent of total assets at December 31, 2023 to 56.0 percent at September 30, 2024. Short-term investments increased to 14.2 percent of total assets as of September 30, 2024 compared to 10.1 percent as of December 31, 2023 as a result of FHLBank holding higher balances of liquid assets to ensure adequate liquidity availability for members compared to the end of 2023. Total liabilities increased $4.1 billion from December 31, 2023 to September 30, 2024, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 70.3 percent and 29.7 percent of total consolidated obligations, respectively, at December 31, 2023 compared to 76.6 percent and 23.4 percent at September 30, 2024. This composition shift is mostly due to an increase in short-term floating rate bonds and a decrease in discount notes. Total capital increased $0.2 billion, or 4.7 percent, from December 31, 2023 to September 30, 2024 primarily due to an increase in retained earnings in excess of dividends paid and an increase in excess capital stock.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at September 30, 2024 and December 31, 2023. Advance par value decreased by 2.9 percent, from $45.7 billion at December 31, 2023 to $44.4 billion at September 30, 2024 (see Table 21). During the third quarter of 2024, insurance companies and community banks increased advance borrowing, while some large financial institutions replaced advances with other sources of funding. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; line of credit and adjustable rate advances increased to 53.7 percent of the portfolio at September 30, 2024 compared to 39.0 percent as of December 31, 2023. Within the population of advances that reprice or mature on a relatively short-term basis, composition has shifted from short-term fixed rate advances to adjustable rate advances.

As of September 30, 2024 and December 31, 2023, 62.8 percent and 65.1 percent, respectively, of our members carried outstanding advance balances. Advance balances may be impacted by monetary policy changes intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

We elect to swap a significant portion of advances with longer maturities to short-term indices to synthetically create adjustable rate advances to manage interest rate risk. When coupled with the volume of our short-term fixed rate and adjustable rate advances, advances that effectively re-price at least every three months represent 96.4 percent and 95.9 percent of our total advance portfolio as of September 30, 2024 and December 31, 2023, respectively. We anticipate continuing the practice of swapping advances with longer maturities to short-term indices.

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

Table 21

	09/30/2024		12/31/2023
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$8,214,885	18.5%	$11,747,448	25.7%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	14,362,550	32.4	4,418,750	9.7
Adjustable rate callable advances	1,217,400	2.7	1,616,400	3.5
Standard housing and community development advances:
Adjustable rate callable advances	20,535	0.1	22,262	0.1
Total adjustable rate term advances	15,600,485	35.2	6,057,412	13.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	2,694,749	6.1	12,313,627	27.0
Regular fixed rate advances	13,219,450	29.8	12,359,319	27.1
Fixed rate callable advances	48,302	0.1	68,402	0.2
Fixed rate putable advances	3,186,700	7.2	2,071,800	4.5
Fixed rate convertible advances	73,400	0.2	113,400	0.3
Standard housing and community development advances:
Regular fixed rate advances	242,825	0.6	291,064	0.6
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	19,465,884	44.0	27,218,070	59.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	869,566	2.0	415,568	0.9
Fixed rate callable amortizing advances	17,053	—	18,367	—
Standard housing and community development advances:
Fixed rate amortizing advances	184,624	0.3	202,036	0.4
Fixed rate callable amortizing advances	13,124	—	11,401	—
Total amortizing advances	1,084,367	2.3	647,372	1.3
TOTAL PAR VALUE	$44,365,621	100.0%	$45,670,302	100.0%

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

Table 22

Borrower Name	09/30/2024		12/31/2023
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$11,000,000	24.8%	$9,585,000	21.0%
BOKF, N.A.	4,700,000	10.6	7,675,000	16.8
United of Omaha Life Insurance Co.	2,904,125	6.5	2,278,283	5.0
First United Bank & Trust	2,442,942	5.5	1,881,516	4.1
Capitol Federal Savings Bank	2,230,000	5.0	2,375,410	5.2
TOTAL	$23,277,067	52.4%	$23,795,209	52.1%

Table 23 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 23

	Three Months Ended
	09/30/2024		09/30/2023
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$157,983	27.5%	$148,537	26.5%
BOKF, N.A.	88,391	15.4	95,813	17.1
United of Omaha Life Insurance Co.	33,478	5.8	21,426	3.8
First United Bank & Trust	31,449	5.5
Security Life of Denver Insurance Co.	29,820	5.2	20,636	3.8
Capitol Federal Savings Bank			23,984	4.3
TOTAL	$341,121	59.4%	$310,396	55.5%

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

Table 24

	Nine Months Ended
	09/30/2024		09/30/2023
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$424,528	25.7%	$447,233	27.8%
BOKF, N.A.	282,287	17.1	215,003	13.4
United of Omaha Life Insurance Co.	91,799	5.6	57,646	3.6
Security Life of Denver Insurance Co.	84,945	5.1	57,114	3.5
First United Bank & Trust Co.	80,145	4.9
Capitol Federal Savings Bank			86,294	5.4
TOTAL	$963,704	58.4%	$863,290	53.7%

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

The mortgage loan portfolio increased slightly between periods, from $8.4 billion at December 31, 2023 to $8.9 billion at September 30, 2024. Mortgage rates have remained elevated, which has reduced origination volume and refinancing incentive for borrowers and slowed prepayments in recent periods, although purchase volume has continued to exceed principal repayments. As mortgage interest rates decline, we expect an increase in prepayments and new originations of mortgage loans. Net mortgage loans as a percentage of total assets increased, from 11.1 percent as of December 31, 2023 to 11.2 percent as of September 30, 2024. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2024 was $1.1 billion.

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

Table 25

	09/30/2024		12/31/2023
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Farmers Bank & Trust	$471,103	5.3%	$338,745	4.1%
Fidelity Bank	400,132	4.5	366,733	4.4
Tulsa Teachers Credit Union	305,224	3.5	304,925	3.7
West Gate Bank	288,873	3.3	267,101	3.2
First National Bank of Omaha	232,791	2.6
Community National Bank & Trust			226,466	2.7
TOTAL	$1,698,123	19.2%	$1,503,970	18.1%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2024 was 750 and 75.0 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $1.3 million from December 31, 2023 to September 30, 2024. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.0 percent of the amortized cost of total conventional loans at September 30, 2024 and December 31, 2023. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $4.7 billion from December 31, 2023 to September 30, 2024 driven by increases in Federal funds sold, interest bearing deposits, MBS securities, and U.S. treasury obligations.

Short-term Investments – Short-term investments, which are used to provide funds for our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, Federal funds sold, and certificates of deposit. Fluctuations in short-term investments reflect the impact of regulatory requirements, anticipated member liquidity needs, and timing of paydowns, maturities, and investment opportunities on liquidity management practices. At September 30, 2024, the $3.7 billion increase in short-term investments was due to advance paydowns, ensuring adequate liquidity available for members, and the timing of investment opportunities at quarter-end.

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

Table 26

	09/30/2024	12/31/2023
Interest-bearing deposits	$2,073,100	$1,604,423
Federal funds sold	6,370,000	2,080,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$8,443,100	$3,684,423

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2024, all unsecured investments were rated as investment grade based on NRSROs (see Table 29).

Table 27 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2024 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 27

Domicile of Counterparty	Overnight
Domestic	$2,463,100
U.S. Branches and agency offices of foreign commercial banks:
Canada	1,700,000
Germany	1,200,000
Australia	1,130,000
Norway	1,100,000
Netherlands	350,000
Finland	300,000
France	100,000
United Kingdom	100,000
Total U.S. Branches and agency offices of foreign commercial banks	5,980,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$8,443,100

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of September 30, 2024, the aggregate value of our MBS portfolio represented 256 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in recent periods. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of September 30, 2024 are summarized by security type in Table 28 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2023. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 28

	09/30/2024					12/31/2023
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE debentures	$17,841	$—	$—	$—	$17,841	$288,438
GSE MBS	436,938	89,525	5,552	3,990	536,005	620,170
Total trading securities	454,779	89,525	5,552	3,990	553,846	908,608
Available-for-sale securities:
U.S. Treasury obligations	193,221	3,070,463	—	—	3,263,684	2,937,868
U.S. obligation MBS	—	—	—	84,694	84,694	107,535
GSE MBS	310,266	2,452,423	3,689,257	3,296,111	9,748,057	8,708,050
Total available-for-sale securities	503,487	5,522,886	3,689,257	3,380,805	13,096,435	11,753,453
Held-to-maturity securities:
State or local housing agency obligations	—	—	34,790	—	34,790	35,855
GSE MBS	—	31,634	1,628	165,182	198,444	228,941
Total held-to-maturity securities	—	31,634	36,418	165,182	233,234	264,796

Total securities	958,266	5,644,045	3,731,227	3,549,977	13,883,515	12,926,857

Interest-bearing deposits	2,074,473	—	—	—	2,074,473	1,604,989

Federal funds sold	6,370,000	—	—	—	6,370,000	2,080,000

Securities purchased under agreements to resell	2,875,000	—	—	—	2,875,000	3,875,000
TOTAL INVESTMENTS	$12,277,739	$5,644,045	$3,731,227	$3,549,977	$25,202,988	$20,486,846

Weighted average yields[1]:
Available-for-sale securities	2.49%	2.97%	3.95%	4.57%
Held-to-maturity securities	—%	2.80%	2.54%	1.69%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 29 and 30 present the carrying value of our investments by rating as of September 30, 2024 and December 31, 2023 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 29

	09/30/2024
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$1,373	$2,073,100	$—	$2,074,473

Federal funds sold[2]	—	2,530,000	3,840,000	—	6,370,000

Securities purchased under agreements to resell[3]	—	250,000	—	2,625,000	2,875,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,263,684	—	—	3,263,684
GSE debentures	—	17,841	—	—	17,841
State or local housing agency obligations	34,790	—	—	—	34,790
Total non-mortgage-backed securities	34,790	3,281,525	—	—	3,316,315
Mortgage-backed securities:
U.S. obligation MBS	—	84,694	—	—	84,694
GSE MBS	—	10,482,506	—	—	10,482,506
Total mortgage-backed securities	—	10,567,200	—	—	10,567,200

TOTAL INVESTMENTS	$34,790	$16,630,098	$5,913,100	$2,625,000	$25,202,988

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $43.0 million at September 30, 2024.
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

Table 31 details interest rate payment terms for the carrying value of our investment securities as of September 30, 2024 and December 31, 2023 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 37 and 38 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 31

	09/30/2024	12/31/2023
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$17,841	$288,438
Non-mortgage-backed securities	17,841	288,438
Mortgage-backed securities:
Fixed rate	526,463	609,139
Variable rate	9,542	11,031
Mortgage-backed securities	536,005	620,170
Total trading securities	553,846	908,608
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,263,684	2,937,868
Non-mortgage-backed securities	3,263,684	2,937,868
Mortgage-backed securities:
Fixed rate	4,695,859	3,727,446
Variable rate	5,136,892	5,088,139
Mortgage-backed securities	9,832,751	8,815,585
Total available-for-sale securities	13,096,435	11,753,453
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	34,790	35,855
Non-mortgage-backed securities	34,790	35,855
Mortgage-backed securities:
Fixed rate	17,706	23,650
Variable rate	180,738	205,291
Mortgage-backed securities	198,444	228,941
Total held-to-maturity securities	233,234	264,796
TOTAL	$13,883,515	$12,926,857

Deposits: Deposits are generally an insignificant source of funding. Total deposits increased $133.8 million from December 31, 2023 to September 30, 2024 primarily due to an increase in demand and overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Fluctuations in deposits have little impact on our ability to obtain liquidity. Specific disclosures about deposits that exceed Federal Deposit Insurance Corporation (FDIC) limits have been omitted as deposits are not insured by the FDIC. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 32 presents the carrying value of consolidated obligation bonds and discounts notes as of September 30, 2024 and December 31, 2023 (in thousands).

Table 32

	09/30/2024	12/31/2023
Bonds:
Par value	$56,624,375	$49,409,390
Premiums	12,514	12,874
Discounts	(2,407)	(3,108)
Concession fees	(11,965)	(11,424)
Hedging adjustments	(161,060)	(360,243)
Total bonds	56,461,457	49,047,489
Discount Notes:
Par value	17,367,826	20,903,145
Discounts	(119,433)	(157,163)
Concession fees	(351)	(420)
Hedging adjustments	3,642	(2,313)
Total discount notes	17,251,684	20,743,249
TOTAL	$73,713,141	$69,790,738

Total consolidated obligations increased $3.9 billion, or 5.6 percent, from December 31, 2023 to September 30, 2024 aligning with the increase in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 70.3 percent and 29.7 percent, respectively, at December 31, 2023 compared to 76.6 percent and 23.4 percent at September 30, 2024, respectively, mostly due to an increase in short-term floating rate bonds and a decrease in discount notes. Callable bonds outstanding declined from $22.9 billion at December 31, 2023 to $16.9 billion at September 30, 2024 primarily due to calls or maturities of swapped callable bonds. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we call the hedged bond. Unswapped callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

Derivatives: We use derivatives to reduce the interest-rate sensitivity of our assets and liabilities. We also use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans. We also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities, and anticipated transactions, to hedge the duration risk of prepayable instruments, to mitigate adverse impacts to earnings from the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities, to hedge the basis risk between adjustable-rate indices, and to reduce funding costs as discussed below. Generally, we designate derivatives as a fair value hedge of an underlying financial instrument or firm commitment. Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities, or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP for asset/liability management.

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

The notional amount of total derivatives outstanding decreased by $1.8 billion, from $51.5 billion at December 31, 2023 to $49.7 billion at September 30, 2024, primarily due to decreases in interest rate swaps hedging callable fixed rate bonds, offset by increases in interest rate swaps hedging non-callable and putable fixed rate advances and interest rate caps purchased to manage duration risk in variable rate investments. For additional information regarding the types of derivative instruments and risks hedged, see Tables 37 and 38 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk

Liquidity and Capital Resources
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

During the nine months ended September 30, 2024, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $53.4 billion and $462.5 billion, respectively, compared to $39.9 billion and $316.7 billion for the nine months ended September 30, 2023. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio, and the increase between periods reflects the increase in assets. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and certificates of deposit. The short-term liquidity portfolio increased between periods, from $8.0 billion as of December 31, 2023 to $12.4 billion as of September 30, 2024. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

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

During the nine months ended September 30, 2024, advance disbursements totaled $199.8 billion compared to $661.7 billion for the prior year period which reflects the decrease in member utilization of advances compared to the prior year period, especially short-term advances, due to declines in on-balance sheet liquidity needs, as previously discussed. Investment purchases (excluding overnight investments) totaled $1.8 billion in the nine months ended September 30, 2024 compared to $3.0 billion in the same period in 2023. Payments on maturing and retired consolidated obligation bonds and discount notes were $46.2 billion and $465.9 billion, respectively, for the nine months ended September 30, 2024 compared to $31.4 billion and $323.7 billion for the prior year period.

Capital: Total capital increased $181.2 million, or 4.7 percent, from December 31, 2023 to September 30, 2024 due to an increase in retained earnings in excess of dividends paid and capital stock (see Table 33). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 33 provides a summary of member capital requirements under our current capital plan as of September 30, 2024 and December 31, 2023 (in thousands):

Table 33

Requirement	09/30/2024	12/31/2023
Asset-based (Class A Common Stock only)	$187,734	$184,901
Activity-based (additional Class B Common Stock)[1]	2,141,887	2,182,176
Total Required Stock[2]	2,329,621	2,367,077
Excess Stock (Class A and B Common Stock)	298,891	240,853
Total Regulatory Capital Stock[2]	$2,628,512	$2,607,930

Activity-based Requirements:
Advances[3]	$1,992,802	$2,050,911
Letters of credit	17,200	18,122
AMA assets (mortgage loans)[4]	263,047	247,490
Total Activity-based Requirement	2,273,049	2,316,523
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	56,572	50,554
Total Required Stock[2]	$2,329,621	$2,367,077

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of September 30, 2024 and December 31, 2023.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $170.4 million for the nine months ended September 30, 2024 compared to $164.6 million for the same period in the prior year. The weighted average dividend rate was 8.90 percent and 8.82 percent for the three and nine months ended September 30, 2024, respectively, which represented a dividend payout ratio of 58.0 percent and 52.7 percent, respectively. The weighted average dividend rate was 8.62 percent and 8.35 percent for the three and nine months ended September 30, 2023, respectively, which represented a dividend payout ratio of 61.4 percent and 58.1 percent, respectively. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in September 2024 were based on income during the three months ended August 31, 2024. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2023 for other factors that contribute to the level of dividends paid.)

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

Table 34

Applicable Rate per Annum	09/30/2024	06/30/2024	03/31/2024	12/31/2023	09/30/2023
Class A Common Stock	4.75%	4.75%	4.75%	4.75%	4.50%
Class B Common Stock	9.50	9.50	9.50	9.50	9.25
Weighted Average[1]	8.90	8.79	8.76	8.84	8.62
Dividend Parity Threshold:
Average effective overnight Federal funds rate	5.27%	5.33%	5.33%	5.33%	5.26%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	3.27%	3.33%	3.33%	3.33%	3.26%

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

FHFA’s Review and Analysis of the FHLBank System. On November 7, 2023, FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. FHFA has stated that it expects to continue a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action. FHFA made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report. Other significant recent regulatory actions for the FHLBanks are discussed in this section.

Advisory Bulletin on FHLBank Member Credit Risk Management. On September 27, 2024, FHFA issued an advisory bulletin setting forth FHFA’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. FHLBank is evaluating this advisory bulletin versus its current member credit risk management policies and procedures to assess its potential impact on FHLBank and its operations

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, FHFA issued an advisory bulletin setting forth FHFA’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework incrementally over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. FHLBank is evaluating the potential impact of the advisory bulletin on FHLBank and its operations.

Proposed Rule on Unsecured Credit Limits for Federal Home Loan Banks. On October 3, 2024, FHFA published a proposed rule with a comment deadline of December 2, 2024 to amend FHFA’s regulation on capital requirements (Capital Regulation) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest bearing deposit accounts (IBDAs) in a category of authorized overnight investments that would be excluded from the general limit on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for an FHLBank’s liquidity management, several of the other proposed changes, if adopted, could result in significant changes to FHLBank’s current business processes. FHLBank is evaluating the potential impact of the proposed rule on FHLBank and its operations.

Proposed Rule on Federal Home Loan Bank System Boards of Directors and Executive Management. On October 21, 2024, FHFA proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline will be 90 days after the proposed rule is published in the Federal Register. If adopted as presented, the proposed rule would, among other things: (1) impact director compensation by allowing the Director of FHFA to establish an annual amount of director compensation that the Director determines is reasonable; (2) require FHLBank to complete and submit background checks to FHFA on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all FHLBank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing FHLBank directors for cause. Other proposed revisions address, among other things, FHLBank conflicts of interest policies, covering all FHLBank employees, including specific limitations on executive officers and senior management and record retention.

While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election and retention of FHLBank’s board of directors. Additional director eligibility requirements and limitations on and potential reductions or limitations to director compensation resulting from the proposed rule could hinder FHLBank’s ability to recruit and retain the talent and expertise that are critical to FHLBank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. We continue to analyze the impact that the proposed rule could have on us.

FHLBank continues to monitor FHFA’s efforts to implement the recommendations from the System at 100 Report and FHLBank is not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on FHLBank, its members, or the FHLBank System in the future. FHLBank plans to continue to engage with FHFA and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve FHLBank’s members and their communities. For a further discussion of the System at 100 Report, including proposed plans and actions, and related risks, see, respectively, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments” and Item 1A - “Risk Factors,” each included in FHLBank’s annual report on Form 10-K.

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

Table 35 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 35

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2024	2.7	2.5	1.5
06/30/2024	2.7	2.4	1.5
03/31/2024	3.3	2.3	1.3
12/31/2023	3.3	2.1	1.2
09/30/2023	3.2	2.2	1.9

The primary factors contributing to the net changes in duration from December 31, 2023 to September 30, 2024 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable rate CMOs and their effective cap levels; (2) the relative percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the addition of interest rate cap positions. The decrease in interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration lengthening from the variable rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during the period, leading to the continued less asset sensitive DOE level in the +200 interest rate shock scenario.

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

The change in interest rates during the period generally shortens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. However, the decline in advances during the period generated a marginally larger contribution and an overall modest duration profile change from the mortgage loan and unswapped callable bond portfolios. This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. With the increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program” so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). Generally, changes in the profile of the liability portfolio corresponds with the expected duration profile of the fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including changes in interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.5 months and 1.3 months for September 30, 2024 and December 31, 2023, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 36 presents MVE as a percent of TRCS. As of September 30, 2024, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of September 30, 2024 (see Table 33 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of September 30, 2024. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 36

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2024	148	156	161
06/30/2024	142	149	155
03/31/2024	147	155	161
12/31/2023	145	153	157
09/30/2023	136	144	150

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

Table 37

09/30/2024
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$12,649,456	$21,613
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	73,400	999
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,186,700	(53,284)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	356,424	974
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,683	16
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,300,000	4,328
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,643,270	38,206
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	18,000	9
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	533,855	8,325
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,604,000	2,502
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	48,775	7
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	5,238,840	(190)
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	4,496,196	695
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,278,000	(26,911)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	7,341,300	(102,191)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	907,000	(35,462)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	45,000	(57)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Economic Hedge	1,500,000	(1,079)
Firm commitment to issue a consolidated obligation bond	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	500,000	(1,068)
TOTAL				$49,726,899	$(142,568)

Table 38

12/31/2023
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$11,315,760	$(2,205)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	113,400	4,215
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,071,800	(9,227)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	201,138	834
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	52,141	7
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,050,000	(4,065)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,766,473	48,363
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	293,000	(26)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	628,027	20,659
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	698
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	41,641	128
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	5,261,131	453
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	3,727,296	911
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,599,000	(18,313)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	14,797,000	(241,011)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,312,000	(72,918)
TOTAL				$51,533,807	$(271,497)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Accounting Officer, our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, the CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3: Defaults Upon Senior Securities
None.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
None.

Item 6: Exhibits

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed October 31, 2024, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

November 7, 2024	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

November 7, 2024	By: /s/ Amy J. Crouch
Date	Amy J. Crouch
First Vice President and Chief Accounting Officer