Form 10-K
period 2024-12-31
Federal Home Loan Bank of Topeka
filed 2025-03-13
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2024, the aggregate par value of stock held by current and former members of the registrant was $2,739,440,600, and 27,394,406 total shares were outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
February 28, 2025
Class A Stock, par value $100 per share	3,126,774
Class B Stock, par value $100 per share	21,331,378

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), such as those pertaining to FHLBank’s objectives, projections, estimates or future predictions of FHLBank’s operations. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms.

Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent FHLBank’s intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond FHLBank’s ability to control or predict. For further discussion of these factors see "Summary Risk Factors" below and Item 1A - "Risk Factors" in this Annual Report on Form 10-K.

You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to FHLBank or any person acting on FHLBank’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by law, FHLBank does not undertake any obligation to release publicly any revisions to its forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

FHLBank cautions that by their nature forward-looking statements involve varying degrees of risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties. You should carefully review and consider the full discussion of our risk factors in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Principal risk factors relating to FHLBank’s business include, but are not limited to:
•Changes in the general economy;
•Political events, including legislative, regulatory, judicial, or other developments that affect FHLBank, its members, counterparties or investors in the consolidated obligations of the FHLBanks, such as any government-sponsored enterprise (GSE) reforms;
•Natural disasters, including those related to climate change, severe weather, public health crises, acts of war or terrorism or other external events;
•Climate change and responses to climate change;
•Governmental responses to an economic downturn, recession, inflation or other macro-level events or conditions;
•The uncertain, complex body of laws and regulations applicable to the FHLBanks;
•Compliance with anti-money laundering statutes and regulations;
•Competition from alternative loan and funding providers;
•Membership changes, including changes resulting from member creditworthiness, member failures or mergers, changes due to member eligibility or housing mission focus, or changes in the principal place of business of members;
•A high concentration of advances and capital with a few members;
•Changes in credit ratings of FHLBank Topeka, the other FHLBanks and the U.S. government;
•Regulations relating to privacy, information security and data protection;

•Joint and several liability of all or a portion of the consolidated obligations for which one or more of the other FHLBanks are the primary obligors;
•Declines in U.S. home prices or weaknesses in activity in the U.S. housing and mortgage markets undermining the need for wholesale funding, thus impairing the volume and quality of mortgage loans originated and sold by members;
•Defaults by, and the soundness of financial institutions, including clearinghouses, FHLBank members, non-member borrowers, counterparties and the other FHLBanks and their members, non-member borrowers and counterparties;
•Changes in the fair value and economic value of pledged collateral securing advances or other extensions of credit to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;
•Interruptions in FHLBank’s access to the capital markets;
•Changes and volatility in interest rates and indices and FHLBank’s ability to manage interest rate risk;
•The ability to enter into effective derivative instruments on acceptable terms;
•FHLBank’s ability to meet obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner;
•An increase in required Affordable Housing Program (AHP) contributions;
•FHLBank's ability to declare dividends or to pay dividends at rates consistent with past practices;
•The lack of a public market and restrictions on transferring our capital stock and associated illiquidity;
•Volatile market conditions impairing the ability of FHLBank’s financial models to produce unreliable results;
•Reliance on counterparties and third-parties to provide accurate and complete information;
•Potential costs and effects of litigation, regulatory actions, investigations or similar matters, or adverse facts and developments related thereto;
•The ability of FHLBank to keep pace with technological changes and innovation such as artificial intelligence (AI), and the ability to develop and support technology and information systems;
•Cybersecurity threats, cybersecurity risk management and FHLBank’s ability to respond to cybersecurity incidents;
•Judgments, assumptions and estimates in the preparation of our financial statements;
•Effectiveness of FHLBank’s risk management framework in mitigating risks of losses;
•Effectiveness of FHLBank’s internal control over financial reporting to report accurate and timely financial results;
•Employee error and member, employee and third-party misconduct;
•Fraudulent activity;
•Third-party service providers fail to provide, terminate their services or fail to comply with banking regulations;
•The ability of FHLBank to attract, onboard and retain skilled individuals, including qualified executive officers; and
•Reliance on FHLBank Chicago as Mortgage Partnership Finance® (MPF®) Program Provider. “Mortgage Partnership Finance,” “MPF,” “MPF Xtra,” and “MPF Direct” are registered trademarks of FHLBank Chicago.

PART I

Item 1: Business

General
One of 11 Federal Home Loan Banks (FHLBanks), Federal Home Loan Bank of Topeka (“we,” “us,” “our,” “FHLBank” or “FHLBank Topeka”) is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). The FHLBanks are U.S. GSEs. Each FHLBank is a cooperative owned by member institutions located within a defined geographic district and operates as a separate corporate entity with its own management, employees and board of directors. The members purchase capital stock in an FHLBank and generally receive dividends on their capital stock investment. Our defined geographic district is Colorado, Kansas, Nebraska and Oklahoma.

Our mission is to be a reliable provider of funding, liquidity, and services to promote housing, jobs and general prosperity through products and services that assist our members in supporting their communities. Our primary business is making collateralized loans, known as advances, to member institutions (members) and certain qualifying non-members (housing associates) and acquiring residential mortgage loans from members. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, and cash management. We are generally limited to providing products and services only to members and qualifying non-members. Each FHLBank operates as a separate corporate entity with its own management, employees, and board of directors. Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from federal, state, and local taxation, except for real property taxes. Management has identified FHLBank Topeka as a single operating segment and allocates resources and assesses financial performance on that basis. We do not have any wholly- or partially-owned subsidiaries and do not have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.

We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, federally or privately insured credit union, or insurance company, engaged in residential housing finance can apply for membership in FHLBank. Community development financial institution (CDFI) certified by the CDFI fund of the U.S. Department of the Treasury, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members. (See Table 37 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for counts and balances by member type.) Community Financial Institutions (CFI) are defined in the Bank Act, as amended by the Housing and Economic Recovery Act of 2008 (Recovery Act) as all institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2025, this specified amount was $1.5 billion.

Our members are required to purchase and hold our capital stock as a condition of membership and in proportion to their asset size and business activity with us. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements. Our capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own our capital stock as a result of a merger with or acquisition of a member or by former members that retain capital stock to support advances or other obligations that remain outstanding. Because we operate as a cooperative, as a result of the stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, our definition of a related party includes, among other persons, any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting stock and any person who is, or at any time since the beginning of our last fiscal year was, one of our directors or executive officers. Information on business activities with related parties is provided in Tables 62 and 63 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Our debt and equity securities are exempt from registration under the Securities Act and are “exempted securities” under the Exchange Act. As required by the Recovery Act, each FHLBank has voluntarily registered a class of its equity securities with the Securities and Exchange Commission (SEC) under Section 12(g) of the Exchange Act. As a registrant, FHLBank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. The SEC maintains an Internet site (https://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information we file with the SEC are also available free of charge through our website at www.fhlbtopeka.com. To access these reports and other information through FHLBank’s website, click on "About Us," then “Investor Relations” and then “SEC Filings”. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC. Information on these websites, or that can be accessed through these websites, does not constitute a part of this annual report.

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission achievement guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances. As of December 31, 2024, our Primary Mission Asset ratio was 78 percent. We generally intend to maintain the Primary Mission Asset ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent. This ratio, however, is dependent on several variables, such as member demand for our advance and mortgage loan products, and we may be unable to maintain the ratio at this level indefinitely.

We obtain our funds from several sources. Our primary funding source is the issuance of FHLBank debt issued to the public in the capital markets, known as “consolidated obligations,” through the FHLBanks’ Office of Finance, a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations, as its agent. The FHFA and the U.S. Secretary of the Treasury oversee the issuance of all FHLBank debt. Generally, consolidated obligations are traded in the over-the-counter market. All 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, the FHLBanks, as GSEs, have historically been able to borrow at the more favorable rates generally available to GSEs. Historically, our GSE status and credit ratings on our consolidated obligations have provided us with excellent capital markets access. Deposits, other borrowings and the proceeds from the issuance of capital stock to members are also sources of our funds.

Products and Services
Advances: We fulfill our mission by making advances to our members and housing associates. The following table summarizes the advance product offerings as of December 31, 2024:

Product	Description	Maturity
Overnight Line of Credit Advances	Reprices and matures daily, non-prepayable	Overnight
Short-term Fixed Rate Advances	Non-amortizing, non-prepayable	3 days to 93 days
Fixed rate Advances	Amortizing or non-amortizing, prepayable with a fee	94 days to 360 months
Adjustable Rate Advances	Non-amortizing, prepayable with fee (if any) on interest rate reset dates	1 month to 120 months
Callable Advances	Fixed or variable, with an option to prepay without a fee on specified dates	12 months to 360 months for fixed rate, 4 months to 180 months for variable rate
Putable Advances	Fixed rate, member sells option that allows advance to be put (called away) after a predetermined lockout period	24 months to 180 months, with initial lockout periods ranging between 6 and 60 months
Forward Settling Advances	Commitment to lock in rate and term of a fixed rate advance	Up to 24 months prior to settlement date

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

In addition to members, we also make advances to housing associates. To qualify as a housing associate, the applicant must: (1) be approved under Title II of the National Housing Act of 1934; (2) be a chartered institution having succession; (3) be subject to the inspection and supervision of a governmental agency; (4) lend its own funds as its principal activity in the mortgage field; and (5) have a financial condition that demonstrates that advances may be safely made. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members. Restrictive collateral provisions apply if the housing associate does not qualify as a state housing finance agency (HFA). We currently have three housing associates who are customers and all three are state HFAs.

We are required by regulation to obtain sufficient collateral to fully secure advances. A member's lending limit is based on the collateral lending value of its residential mortgages and other eligible collateral, which is calculated by applying discounts, or haircuts, to the unpaid principal or market value, as applicable, of the collateral. As additional security for a member’s indebtedness, we have a statutory lien on that member’s FHLBank stock. We may require additional collateral to secure a member’s or housing associate’s outstanding credit obligations at any time (whether or not such collateral would be eligible to originate an advance), at our discretion. A description of our credit risk management and collateral practices as they relate to advance activity is contained in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management – Lending and AMA Activities.

Tables 21 and 22 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2024 and 2023 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2024 and 2023.

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

Mortgage Loans: We purchase residential mortgage loan products from members and housing associates, referred to as participating financial institutions (PFI), through the MPF Program, a secondary mortgage market structure developed by FHLBank Chicago. Under the MPF Program, we invest in qualifying conventional conforming and government-guaranteed or government-insured fixed rate mortgage loans. The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF Program portfolio mortgage loans are considered Acquired Member Assets (AMA), a core mission activity of the FHLBanks, as defined by FHFA regulations. Our AMA risk tolerance limit for our investment in mortgage loans held for portfolio is 20 percent of total assets.

MPF Original, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or originated by the PFI. Under these MPF portfolio products, the PFI performs all traditional retail loan origination functions. In addition to the MPF portfolio products, we also offer MPF Xtra and MPF Government MBS. MPF Xtra is an off-balance sheet product structured to facilitate a loan sale from the PFI to FHLBank Chicago and simultaneously to the Federal National Mortgage Association (Fannie Mae). MPF Government MBS is an off-balance sheet product structured to facilitate a loan sale of government-guaranteed or government-insured loans from the PFI to FHLBank Chicago for securitization into Government National Mortgage Association (Ginnie Mae) MBS. We receive a counterparty fee from our PFIs for our role in MPF Xtra and MPF Government MBS.

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
▪Loan-to-value (LTV) ratio and private mortgage insurance (PMI): Conventional MPF mortgage loans with LTVs greater than 80 percent are insured by PMI from a mortgage insurance company that has successfully passed an internal credit review and is approved under the MPF Program. Generally, the maximum LTV for conventional MPF loans is 95 percent. AHP MPF mortgage loans may have LTVs up to 100 percent.
▪Conventional loans must have a minimum Fair Isaac Corporation (FICO®) score of 620.
▪Documentation and compliance: Mortgage documents and transactions are required to comply with all applicable laws. MPF mortgage loans are documented using standard Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac) uniform instruments.
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

Allocation of Risk – The MPF Program is designed to allocate risks associated with residential mortgage loans between the PFIs and FHLBank in accordance with the FHFA AMA regulation requirements. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate residential mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing rights of residential mortgage loans, the PFI retains control of the functions that impact credit quality the most. We are responsible for managing the interest rate, prepayment. and liquidity risks associated with holding residential mortgage loans in portfolio. To share the credit risk with our PFIs, a third-party model is used to determine the amount of credit enhancement obligation (CE obligation) needed to achieve credit quality that is permissible under the AMA regulation and consistent with our risk appetite. PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. PFIs are paid a monthly fee for sharing credit risk. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management – Lending and AMA Activities” for a discussion of eligible collateral.

Investments
We maintain a portfolio of investments for liquidity and asset/liability management purposes and to enhance income. The type of investments we may purchase are limited by regulation. We may hold short-term investments in highly-rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and demand deposits, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). Our long-term investment portfolio primarily includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government). Regulation prohibits the purchase of MBS if the aggregate value of MBS owned exceeds 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. As of December 31, 2024, the aggregate value of our MBS portfolio represented 253 percent of our regulatory capital. For details on our investment portfolio, see Note 3 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.” For additional discussion of our investments and their related credit risk, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management.”

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

Table 1 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2024 and 2023 (in millions):

Table 1

	12/31/2024	12/31/2023
Par value of consolidated obligations of FHLBank Topeka	$70,579	$70,313

Par value of consolidated obligations of all FHLBanks	$1,192,968	$1,204,316

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

Table 2 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2024 and 2023 (dollar amounts in thousands):

Table 2

	12/31/2024	12/31/2023
Total non-pledged assets	$75,460,330	$74,514,009
Total carrying value of consolidated obligations	$70,281,553	$69,790,738
Ratio of non-pledged assets to consolidated obligations	1.07	1.07

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

Consolidated obligation bonds generally are issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, SOFR. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features.

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

Derivatives
FHLBank’s Risk Management Policy (RMP) establishes guidelines for our use of derivatives. Interest rate swaps, interest rate cap and floor agreements, and other derivatives can be used as part of our interest rate risk management and funding strategies. The RMP, along with FHFA regulations, prohibits trading in, or the speculative use of, derivatives and limits credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives to reduce funding costs for consolidated obligations and to manage other risk elements such as interest rate risk and mortgage prepayment risk.

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

Under the GLB Act and the FHFA rules and regulations, we are subject to risk-based capital rules. We may not redeem or repurchase any of our capital stock without FHFA approval if the FHFA or our board of directors determines that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital, even if we are in compliance with our minimum regulatory capital requirements. Therefore, a member’s right to have its excess shares of capital stock redeemed is conditional on, among other factors, FHLBank maintaining compliance with regulatory capital requirements.

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

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, and other respective guidance, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. The calculation of our minimum (threshold) level of retained earnings incorporates regulatory-based estimates of market risk and credit risk, and includes estimates for risk exposure from operational risk, settlement risk related to unsettled consolidated obligations, and net income volatility. The retained earnings threshold level fluctuates from period to period because it is a function of the size and composition of our balance sheet and the risks contained therein at that point in time. As of December 31, 2024, our retained earnings threshold was $0.7 billion. Retained earnings of $1.6 billion exceeded our retained earnings threshold by $0.9 billion at December 31, 2024.

The retained earnings threshold is calculated quarterly and considered by the board of directors as part of each quarterly dividend declaration. The RMP also provides that meeting the established retained earnings threshold has priority over the payment of dividends, but that the board of directors must balance dividends on capital stock against the period over which the retained earnings threshold is met. During the year ended December 31, 2024, the threshold did not significantly affect the amount of dividends declared and paid.

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

Assessments
We are subject to a statutory AHP assessment based on a percentage of our earnings. The FHLBanks are required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income subject to assessment to be contributed to the following year's AHP. In accordance with FHFA guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP. Voluntary contribution amounts expensed as Other Expense reduce pre-assessment net income, which is the basis of the statutory AHP calculation, so the FHLBanks have agreed to contribute the amount of this impact to AHP as a voluntary “make-whole” contribution.

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

As we continue to look for opportunities to support our members, we have increased our commitment to voluntary programs designed to support and sustain affordable housing and community lending in our district. For 2024, we committed to provide 2.5 percent of our 2023 earnings (calculated as net income before our AHP assessment, voluntary contribution program expense, and interest expense on mandatorily redeemable capital stock). We exceeded this commitment with voluntary housing program expenses totaling 3.5 percent of 2023 net earnings. For 2025, the commitment was increased to 5 percent of 2024 net earnings. The 2024 funds primarily supported the Native American Housing Initiative (NAHI) program, Homeownership Possibilities Expanded (HOPE), and AHP Extra. In 2025, we introduced the Community Assistance Recovery Effort (CARE) disaster relief program and the Mortgage Rate Reduction Product (MRRP). Each of our programs are detailed below.

Affordable Housing Program: Amounts specified by the statutory AHP requirements described in Item 1 – “Business – Assessments” are reserved for this program. AHP provides cash grants to members in partnership with sponsors (i.e., housing authorities, for-profit and not-for-profit organizations, developers, etc.) to finance the purchase, construction, or rehabilitation of very low-, low-, and moderate-income owner occupied or rental housing. As a competitive program, applications are scored based on commitments made to support housing needs in our district. Our assessments also finance the Homeownership Set-aside Program (HSP), which provides down payment, closing cost, and purchase-related repair assistance to very low-, low-, and moderate-income first-time households in Colorado, Kansas, Nebraska, and Oklahoma.

Voluntary Housing and Community Investment Programs
•Homeownership Possibilities Expanded: Providing access to homeownership to the “missing middle,” HOPE supports households in our district that traditionally do not receive assistance but need subsidy to make homeownership accessible and affordable. HOPE is not limited to first-time homebuyers, and income limitations are expected to serve a wider range of households.
•Native American Housing Initiatives Grants Program: The NAHI program was established in 2023 as a voluntary grant program that provides Native American tribes and tribally designated housing entities with access to grant funds intended to build their communities in support of housing for tribal members in FHLBank’s district. NAHI supports tribal organizations working at the grassroots level, which are in the best position to identify tribal needs.
•Community Assistance Recovery Effort: CARE provides assistance to members in the form of a matching grant to amplify the support our members provide to their communities when natural disasters occur. FHLBank members are in the best position to determine local needs following a disaster and to direct assistance where it will have the greatest impact.

•Mortgage Rate Reduction Product: MRRP allows members to provide eligible households a reduced mortgage interest rate compared to the current market rate.

Community Investment Cash Advance (CICA) Program: CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 1.1 percent, 1.2 percent, and 1.4 percent of total advances outstanding as of December 31, 2024, 2023, and 2022, respectively. Programs offered during 2024 under the CICA Program, which is not funded through the AHP, include:
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

Human Capital Resources
Our workforce is a vital contributor to the success of our strategic business objectives. In supporting our people, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile: Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2024, we had 259 full-time and 3 part-time employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which strengthens our success. Adding new employees contributes to new ideas, continuous improvement, and our goals of having a diverse and inclusive workforce with a sense of belonging and an equitable workplace. As of December 31, 2024, the average tenure of our employees was 9.6 years. There are no collective bargaining agreements with our employees.

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
•Development – leadership, professional and personal development opportunities; fee reimbursement for external development programs; employee engagement opportunities to drive our Employer of Choice vision; and educational assistance programs;
•Work/Life balance – flexible work arrangements, including a hybrid work schedule allowing a balance between in-office and remote work, two-thirds paid salary continuation for short-term disability, 100 percent paid parental, military, bereavement, jury duty and court appearances leave;
•Management succession planning – our board of directors and leadership actively engage in management succession planning, with a defined plan for our Executive Team, which is reviewed and adjusted annually, to support smooth transitions in the event of an unplanned or planned absence of an executive and to help assure successor executives are fully qualified to assume responsibility for ongoing operations; and
•Our Performance Management framework includes planned quarterly, documented discussions coordinated between manager and employee. At the start of every quarter, managers and employees work together to set new goals or update existing goals and review the previous quarter’s goals. In addition to encouraging goal alignment with ever-changing business needs, this quarterly framework also is intended to provide a natural opportunity for feedback and development conversations to occur between employee and manager throughout the year.

Culture: FHLBank’s culture is an extension of our corporate vision to be the Employer of Choice. We focus on ensuring our business partners’ talents are optimized and we celebrate our successes together. We believe a necessary component of ensuring culture is the way we operationalize our core values. For example, we have a statutory requirement to advance diversity. We further this by working to ensure our core values are a part of our DNA. It is a strategic business priority for FHLBank to ensure all of our business activities are meritorious and inclusive. We strive to ensure that individual talent, merit, and qualifications are identified, recognized and leveraged in all business processes, including but not limited to procurement and other financial activities. We see this commitment through the development and execution of a three-year strategic plan. Progress toward the strategic objectives are regularly reported to management and the board of directors. We offer a range of development opportunities for our employees to connect and grow both personally and professionally. We consider learning and innovation an important component of our organizational strategy. The commitment to our culture and core values is incorporated as a key component of our incentive plan framework, which reflects our organizational focus and individual and collective accountability. We evaluate our recruiting, promotion and succession planning processes regularly to ensure an unbiased and merit-based process.

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

Regulatory Environment. FHLBank is subject to various legal and regulatory requirements and expectations. Changes in the regulatory environment under the current administration, including regulatory priorities and areas of focus, could affect FHLBank’s business operations, results of operations, and reputation. Certain actions by the current federal executive administration suggest FHLBank’s regulatory environment is changing. For example, on January 20, 2025, the administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This order applies to proposed rules, among other regulatory actions, including those discussed in this Legislative and Regulatory Developments section. As a result, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on FHLBank and the FHLBank System. Relatedly, certain executive orders may impact the regulatory priorities of the federal regulators, including FHFA.

FHFA’s Review and Analysis of the FHLBank System. On November 7, 2023, FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) update and clarify its regulatory statement of the FHLBanks’ mission; (2) clarify the FHLBanks’ liquidity role; (3) expand the FHLBanks’ housing and community development focus; and (4) promote the FHLBanks’ operational efficiency. The FHFA has since issued rulemakings and requests for input and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report. Given the current regulatory environment, FHLBank is not able to predict what actions, if any, will ultimately result from the FHFA’s recommendations in the report, the timing of any such actions, the extent of any changes to FHLBank or the FHLBank System, or the ultimate effect on FHLBank or the FHLBank System of any such actions. For discussion of the related risks, see Item 1A - “Risk Factors.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, the FHFA issued an advisory bulletin setting forth the FHFA’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures; conduct climate-related scenario analyses; implement processes to report and communicate climate-related risks to internal stakeholders; and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires FHLBank to identify and incorporate climate-related legal and compliance risk into its existing enterprise risk management framework, including applicable climate-related regulations and federal and state disclosure requirements.

Relatedly, FHLBank continues to monitor developments relevant to the SEC’s final rule on the enhancement and standardization of climate-related disclosures and notes recent statements from the Acting SEC Chair that indicate that the SEC could take steps to rescind the rule. FHLBank also continues to monitor the status of certain climate-related state laws to assess their possible impacts on FHLBank.

Advisory Bulletin on FHLBank Member Credit Risk Management. On September 27, 2024, FHFA issued an advisory bulletin setting forth FHFA’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. FHLBank is in the process of implementing appropriate adjustments to its relevant policies and procedures.

FHFA Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On May 16, 2024, the FHFA published in the Federal Register its final rule that specifies requirements related to the FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (FTC Act). The final rule: (1) addresses the enforcement authority of the FHFA; (2) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (3) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The FHFA has since issued advisory bulletins setting forth its expectations regarding the FHLBanks’ compliance with the final rule. FHLBank has reviewed this rule and related advisory bulletins and has taken steps to comply with the requirements and proceed in accordance with the guidance.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises). The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the FHFA and the U.S. Department of the Treasury entered into certain agreements one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises. Under applicable law, FHLBank is permitted to invest in Enterprise unsecured debt in an amount of up to 100 percent of its regulatory capital, which consists of Class B stock, Class A stock, if any, retained earnings, and mandatorily redeemable capital stock. However, the amount of such debt in which FHLBank is permitted to invest could be reduced or eliminated entirely depending on the nature of the resolution of the Enterprises’ conservatorships. The resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans. For example, the Enterprises currently operate subject to certain asset and indebtedness limitations. However, the resolution of their conservatorships could result in such limitations being lifted resulting in increases of their purchases of mortgage loans, which could result in upward pressure on mortgage loan prices. As a result, FHLBank’s opportunities to purchase mortgage loans or the profitability from its investments in mortgage loans could be reduced. The ultimate resolution of the Enterprises’ conservatorships could result in an actual or perceived competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBanks thereby resulting in less favorable debt funding costs for FHLBank.

Proposed Rule on FHLBank System Boards of Directors and Executive Management. On November 4, 2024, the FHFA published a notice of proposed rulemaking in the Federal Register that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, it would, among other things: (1) affect director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require FHLBank to complete and submit background checks to the FHFA on every nominee for a directorship; (3) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all FHLBank independent directors to include AI, information technology and security, climate-related risk, CDFI business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing FHLBank directors for cause. Other proposed revisions address, among other things, FHLBank conflicts of interest policies, covering all FHLBank employees, including specific limitations on executive officers and senior management, and record retention.

Several of the proposed revisions would result in significant changes to the nomination, election, and retention of directors on FHLBank’s board if adopted as proposed. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder FHLBank’s ability to recruit and retain the talent and expertise that are critical to FHLBank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. FHLBank continues to consider the effect that the proposed rule could have.

Item 1A: Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, results of operations, cash flows or ability to pay dividends in future periods. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may adversely affect our business, financial condition, results of operations, cash flows or ability to pay dividends in the future.

Business Risk - General
Changes in general economic and political conditions could have a material adverse effect on our business, results of operations or ability to pay dividends. Our business and results of operations, which are geographically constrained to Colorado, Kansas, Nebraska and Oklahoma, are sensitive to changes in general economic conditions, particularly in the housing market and regional economic conditions within our district. For example, if home prices decline or the unemployment rate increases, the value of collateral securing member credit may decline and the risk of nonpayment of borrowers of our members may increase, which could in turn increase the possibility of under-collateralization and the risk of loss if a member defaults. Deterioration in the residential mortgage markets could also affect the value of collateral securing our mortgage loan portfolio, increasing the risk of loss due to credit impairment, as well as possible realized losses if we were forced to liquidate the collateral. Unfavorable economic and market conditions can be caused by many factors, which are largely influenced by macroeconomic conditions and other factors beyond our control, including global inflationary pressures, geopolitical conflict, levels of consumer and business confidence economic sanctions, commodity (including energy) prices and supply, a recession or economic slowdown, trade policies, foreign currency exchange rates, changing policy positions or priorities, natural disasters, pandemics or other widespread health emergencies, terrorist attacks, cyberattacks and civil unrest, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties. Changes in any of these factors could adversely affect our business, results of operations, and ability to pay dividends.

Our business and results of operations and that of our members may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S., and the U.S. Treasury. Fiscal policies, including policies of the Federal Reserve, directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities for us and our members, which could adversely affect our financial condition, results of operations and ability to pay dividends. Sudden or large increases in the supply of U.S. Treasury securities could lead to a general increase in short-term market interest rates, including those for short-term GSE debt securities.

Additionally, an unpredictable or volatile political environment in the United States or geopolitical instability could negatively impact business and market conditions, economic growth, financial stability and business, consumer, investor and regulatory sentiments, any one or more of which could have a material adverse impact on our financial condition and results of operations. It is difficult to predict the legislative and regulatory changes that may result in connection with the new administration and changes in the make-up of Congress, and the broader economic implications due to changes in governing ideology and style. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation, which could impact the prices of products sold by our borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for our borrowers to repay their loans. Uncertainty surrounding the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates are concerns for businesses, consumers and investors. Adverse economic conditions and governmental policy responses to such conditions could have a material adverse effect on our business, financial position, and results of operations.

If economic and market conditions deteriorate, it could have an adverse effect on our business, including the demand for our products and services, and the value of the collateral securing advances, investments, and mortgage loans held for portfolio.

Natural disasters, including those related to climate change, severe weather, public health crises, acts of war or terrorism or other external events could have a material adverse impact on our members and our business. Regions within our district are subject to risks from severe weather, including tornadoes, floods, drought, or other natural disasters, or pandemics or other health crises, acts of war or terrorism and other adverse external events. Climate change is increasing the frequency and intensity of these severe weather events. Natural disasters, including those resulting from significant climate changes, could damage or destroy our properties (headquarters or business resiliency center), damage or dislocate the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages, damage or destroy collateral securing certain securities, disrupt business for us or our members, negatively impact the livelihood of borrowers of members, or otherwise could cause significant economic dislocation in the affected areas of our region. Any of these situations may adversely impact our financial condition and results of operations.

Climate change and responses to climate change could have a material adversely affect our business, financial condition or results of operations. Concerns over the long-term impacts of climate change have led and will likely continue to lead to governmental efforts to mitigate such impacts. Consumers and businesses are also changing their behavior and business preferences as a result of climate change concerns. New governmental regulations or guidance relating to climate change, as well as changes in behavior and preferences of consumers and businesses could adversely impact our members and our business, including the potential for an increase in climate risk assessment, disclosure, and supervision by our regulators such as those reflected in the advisory bulletin issued by the FHFA in September 2024 on FHLBank System climate-related risk management. New or modified laws and regulations, along with increased stakeholder expectations, related to these matters may increase the costs of compliance for us and our members and alter the environment in which they conduct their businesses. The shift toward a lower-carbon economy, driven by policy regulations, low-carbon technology advancement, consumer sentiment, and/or liability risks, may negatively impact our business model and/or the business models of our members, asset valuations, and operating costs. To the extent that climate change and responses to climate change negatively impact the businesses and financial condition of our members, including members with exposure to the energy industry, our credit risk associated our members may increase.

Business Risk - Legislative and Regulatory
Our business has been, and may continue to be, adversely impacted by legislation and other ongoing actions by the U. S. government in response to periodic disruptions in the financial markets. To the extent that any actions by the U.S. government in response to an economic downturn, recession, inflation or other macro-level events or conditions cause a significant decrease in the aggregate amount of advances, investments, or mortgage loans or increase our operating costs, our financial condition and results of operations may be adversely affected.The FHFA also continues to issue proposed and final regulatory and other requirements. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or our cost of doing business with our members. We cannot predict the effect of any new regulations or other regulatory guidance on our operations. Changes in regulatory requirements could result in adverse effects in, among other things, cost of funds, capital requirements, accounting policies, liquidity management, debt issuance, derivative hedging activities, permissible business activities, additional contributions to FHLBank’s AHP, membership base, membership eligibility, our members’ access to our products and services (including whether a member meets required tangible capital levels to access advances), and the size, scope, and nature of FHLBanks’ lending, investment, and mortgage purchase program activities. These changes could negatively affect our financial condition, results of operations, ability to pay dividends, or ability to redeem or repurchase capital stock.
See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws, regulations and other guidance adopted and applied by the FHFA. From time to time, Congress has amended the Bank Act and amended or enacted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or states and regulations or policies implemented by the FHFA could have a negative effect on our ability to conduct business or on our cost of doing business, or affect our members’ ability or motivation to acquire or own our capital stock or use of our products and services. There is a risk that actions by the FHFA toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBanks’ operations and/or financial condition because of the significant difference in their business models compared to ours. Congress is considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. We do not know how, when, or to what extent GSE reform legislation will be adopted, and if adopted, how it would impact the business or operations of FHLBank or the FHLBank System. We are, or may also become, subject to further regulations promulgated by the SEC, Commodity Futures Trade Commission (CFTC), Federal Reserve Bank, Financial Crimes Enforcement Network, or other regulatory agencies. In addition, there is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks generally associated with Fannie Mae and Freddie Mac or risks arising from the ultimate resolution to their conservatorship, could adversely affect funding costs, access to funding, competitive position, and our financial condition and results of operations.

Following a comprehensive review, the FHFA issued the System at 100 Report on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focuses on the FHLBank System's: (1) mission; (2) role as a stable and reliable source of liquidity; (3) role in housing and community development; and (4) operational efficiency, structure and governance.

We are not able to predict what changes, if any, will ultimately result from FHFA's recommendations in the report nor are we able to predict the extent or timing of such changes, particularly in light of the changes in FHFA’s leadership and potential changes in FHLBank’s regulatory environment, including without limitation, as discussed in Part I. Item 1: Business – Recent Regulatory and Legislative Developments. Any such changes as well as any resulting increased scrutiny of FHLBank and the FHLBank System and its mission and activities, however, could materially affect FHLBank’s business operations, results of operations and reputation, and the value of FHLBank membership.

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

We face a risk of noncompliance and enforcement action with respect to the Bank Secrecy Act and other anti-money laundering statutes and regulations. We are generally not subject to the state and federal banking laws affecting U.S. retail depository financial institutions. However, the Bank Act requires the FHLBanks to submit reports to the FHFA concerning transactions involving loans and other financial instruments that involve fraud or possible fraud. In addition, we are required to maintain an anti-money laundering program, under which we are required to report suspicious transactions to the Financial Crimes Enforcement Network (FinCEN) pursuant to the Bank Secrecy Act (BSA) and the Patriot Act. The BSA and the Patriot Act require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. Violation of such requirements may result in significant civil money penalties imposed by federal banking agencies and FinCEN, which agencies have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice (DOJ), the Drug Enforcement Administration and the Internal Revenue Service (IRS). We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Asset Control, which may require sanctions for dealing with certain persons or countries. If our policies, procedures and systems are deemed deficient, we could be subject to fines and regulatory actions. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, results of operations and ability to pay dividends.

Business Risk - Strategic
We face competition for advances and access to funding, which could adversely affect our business, financial condition or results of operations. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources that may offer more favorable terms than we offer on our advances, including more flexible credit or collateral standards. Many of our competitors offer products and terms that we cannot offer.

The availability of alternative funding sources to our members may significantly decrease the demand for our advances. Any change we might make in pricing our advances, to compete more effectively with competitive funding sources, may decrease our profitability on advances. A decrease in the demand for our advances or a decrease in our profitability on advances, would negatively affect our business, financial condition and results of operations.

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

We also compete in the capital markets with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of consolidated obligations and other debt instruments. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. Any of these results could adversely affect our financial condition, results of operations or ability to pay dividends or redeem or repurchase capital stock.

Member mergers or consolidations, failures, changes in member eligibility, or other losses or changes in member business with us could have a material adverse effect on our business and results of operations. As the financial services industry has consolidated, acquisitions involving some of our members have resulted in membership withdrawals or business level decreases. Additional acquisitions that lead to similar results are possible, including acquisitions in which the acquired institutions are merged into institutions located outside our district with which we cannot do business. Our risk of loss resulting from a single event (such as the loss of a member’s business due to the member’s acquisition by a non-member or a member being deemed ineligible for continued membership) would become proportionately greater if our advances and capital becomes more concentrated.

We could also be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. If a member institution fails, although we are entitled to liquidate pledged collateral upon default, historically, failures have been resolved either through repayment directly from the FDIC or through the purchase and assumption of the advances by another surviving financial institution.Additionally, if members become financially distressed, we may, at the request of their regulators, decrease lending limits or, in certain circumstances, cease lending activities to certain members if they do not have adequate eligible collateral to support additional borrowings. If members are unable to obtain sufficient liquidity from us, that member's financial position may continue to deteriorate. This may negatively impact our reputation and, therefore, negatively impact our financial condition or results of operations.

We have a high concentration of advances and capital with a few members, and a loss of, or change in business activities with, such institutions could have a material adverse effect on our business and results of operations. We have a concentration of advances and capital with a few institutions (see Table 21). A reduction in advances by such institutions, or the loss of membership by such institutions, whether through merger, consolidation, withdrawal, or other action, may result in a reduction in our total assets and a possible reduction of capital as a result of the repurchase or redemption of capital stock. The reduction in assets and capital may also reduce our net income. Although our business model is designed to enable us to expand and contract our balance sheet as our members’ credit needs change, a lack of sufficient advance balances or a prolonged material decline in advances could adversely affect our business, results of operations or ability to pay dividends.

Changes in our credit ratings may adversely affect our business operations. As of February 28, 2025, we are rated Aaa with a negative outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of February 28, 2025, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a negative outlook by Moody’s and AA+ with a stable outlook by S&P. Moody’s negative outlook for the FHLBanks aligns with Moody’s negative outlook on the ratings of the U.S. government. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit. A negative rating action on the U.S. government would likely result in the same rating action for the FHLBanks.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities. We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification and we could be negatively impacted by these laws. For example, we are subject to the GLB Act which, among other things: (1) imposes certain limitations on our ability to share non-public personal information about our members with non-affiliated third parties; (2) requires that we provide certain disclosures to members about our information collection, sharing and security practices and afford members the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (3) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of member information we process, as well as plans for responding to data security breaches. Many state and federal banking regulators, states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of member or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting member or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to comply with data privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We may become liable for all or a portion of the consolidated obligations for which one or more of the other FHLBanks are the primary obligors, which could have a material adverse effect on our business and results of operations. Under the Bank Act and FHFA regulations, we are jointly and severally liable with the other FHLBanks for all consolidated obligations issued on behalf of all FHLBanks through the Office of Finance regardless of whether we receive all or any portion of the proceeds from any particular issuance of consolidated obligations. If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligation, the FHFA may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the FHFA may determine. In addition, we cannot pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all our consolidated obligations have been paid in full. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks.

Credit Risk
Declines in U.S. home prices or weaknesses in activity in the U.S. housing and mortgage markets may undermine the need for wholesale funding, which could have a material adverse impact on our business and results of operations. A deterioration of the U.S. housing market and national decline in home prices could adversely impact the financial condition of a number of our members, particularly those whose businesses are concentrated in the mortgage industry. One or more of our members may default on their obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency of their borrowers. A reduction in mortgage lending or mortgage assets held by member institutions may reduce their demand for wholesale funding.

Defaults by one or more of our institutional counterparties, including a derivatives clearinghouse, on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, some of which are outside of the United States. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on our credit obligations; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers, and financial guarantors; (3) third-party providers of PMI and supplemental mortgage insurance (SMI) for mortgage loans purchased under the MPF Program; (4) uncleared derivative counterparties; (5) third-party custodians and futures commission merchants associated with cleared derivatives; and (6) unsecured money market and Federal funds investment transactions. A default by a counterparty could result in losses if our credit exposure to the counterparty was under-collateralized or our credit obligations to the counterparty were over-collateralized, and could also adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could have a material adverse effect on our business, results of operations or ability to pay dividends or redeem or repurchase capital stock.

We are required to centralize our risk with the derivatives clearinghouses. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and implementing Commodity Futures Trading Commission (CFTC) regulations require all clearable derivatives transactions to be cleared through a derivatives clearinghouse, as opposed to the pre-Dodd-Frank Act methods of entering into derivatives transactions that allowed us to distribute our risk among various counterparties. A default by a derivatives clearinghouse could: adversely affect our financial condition in the event the derivatives clearinghouse is unable to make payments owed to us or return our posted initial margin; jeopardize the effectiveness of derivatives hedging transactions; and adversely affect our operations as we may be unable to enter into certain derivatives transactions or do so at cost-effective rates.

Securities or loans pledged as collateral by our members or collateral securing mortgage loans or MBS investments could be adversely affected by the devaluation of, or inability to liquidate, the collateral in the event of a default. Although we require advances and other extensions of credit to be fully secured with collateral and require borrowers to pledge additional collateral when deemed necessary to protect ourselves from credit losses, changes in market conditions, uninsured or underinsured natural disasters, or other factors may cause the collateral to deteriorate in value, which could lead to a credit loss in the event of a default by a member or a borrower of a member and could have a materially adverse effect on our business and results of operations. If borrowers are unable to pledge additional collateral to fully secure their obligations, whether due to significant financial stress, market volatility, or otherwise, advance levels could decrease and/or credit risk could increase. During economic downturns or periods of significant economic and financial disruptions and uncertainties, the number of members exhibiting significant financial stress may increase, which may expose us to additional member credit risk. Changes in market perception of the financial strength of a financial institution can occur very rapidly and can be difficult to predict, as reflected in the failures of several members of other FHLBanks in March and May 2023. A reduction in liquidity in the financial markets or otherwise could have the same effect.

Our funding depends on our ability to access the capital markets, an interruption of which could have a material adverse effect on our business and results of operations. We conduct our business and fulfill our public purpose primarily by acting as an intermediary between our members and the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand). Our counterparties in the capital markets are also subject to regulations that could alter the balance sheet composition, market activities, and behavior of our counterparties in a way that could be detrimental to our access to the capital markets and overall financial market liquidity, which could have a negative impact on our funding costs and results of operations. Further, we rely on the Office of Finance for the issuance of consolidated obligations, and a failure or interruption of services provided by the Office of Finance could hinder our ability to access the capital markets. Certain events, such as severe cybersecurity, financial, economic, geopolitical, or other disruptions, could limit or prevent us from accessing the capital markets for an undeterminable period of time. An event that precludes us from accessing the capital markets through the sale of consolidated obligations may also limit our ability to enter into transactions to obtain funds from other sources. External forces are unpredictable and difficult to prevent, but can have a significant impact on our ability to manage our financial needs and to meet the credit and liquidity needs of our members. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, which could have a material adverse effect on our business, results of operations and ability to pay dividends or redeem or repurchase capital stock.

Market Risk
Changes in interest rates or an inability to successfully manage interest rate risk could have a material adverse effect on our business and results of operations. Changes in interest rates pose significant risks because most of our assets and liabilities are financial instruments. Our profitability depends significantly on our net interest income and is impacted by changes in the fair value of interest rate derivatives and any associated hedged items. We realize net interest income primarily from the spread between interest earned on our outstanding advances and investments less the interest paid on our consolidated obligations and other liabilities.

As noted above, our business and results of operations are affected significantly by the fiscal and monetary policies of the U.S. government and its agencies, including the Federal Reserve, which are difficult to predict. Since March 2022, to combat rising inflation, the Federal Open Market Committee (FOMC) of the Federal Reserve has significantly raised the target range for the Federal funds rate to a range of 4.25 percent to 4.50 percent as of December 31, 2024. The FOMC decreased the target range for the Federal funds rate beginning September 2024 and foreshadowed further decreases to the target rates in 2025. However, the FOMC also noted that further decreases to target rates are likely to occur at a slower pace than the 2024 rate cuts and it will continue to assess additional information and implications for monetary policy in determining future actions with respect to target rates. Future decreases in the policy rate will be dependent on trends in employment levels and inflation and financial and international developments.

Changes in overall market interest rates, changes in the relationships between short-term and long-term market interest rates, changes in the relationship between different interest rate indices, or differences in the timing of rate resets for assets and liabilities or related interest rate derivatives with interest rates tied to those indices, can affect the interest rates received from our interest-earning assets differently than those paid on our interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, which would result in a decrease in our net interest spread, or a net decrease in earnings related to the relationship between changes in the valuation of our derivatives and any associated hedged items. Therefore, our ability to manage or hedge interest rate exposure due to direction and speed of interest rate changes significantly affects the success of our asset and liability management activities and our level of net interest income. We manage and monitor interest rate risk through a variety of measures. Given the unpredictability of the financial markets, capturing all variables and potential outcomes in these analyses is not possible. Key assumptions include, but are not limited to, mortgage loan volumes and pricing, market conditions for our consolidated obligations, interest rate spreads and prepayment speeds, implied volatility of interest rates and options contracts, cash flows on mortgage-related assets, and other model and model related assumptions. These assumptions are inherently uncertain. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions, management strategies, and regulatory changes, among other factors. Volatility and disruption in the markets may result in a higher level of volatility in our interest-rate risk profile and could negatively affect our ability to manage interest-rate risk effectively.

We rely on derivatives to lower our cost of funds and reduce our interest rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms, which could have a material adverse effect on our business and results of operations. Our financial strategies are highly dependent on our ability to enter into derivative transactions on acceptable terms with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We use derivatives to reduce our market risk and funding costs. We currently enjoy ready access in the over-the-counter (OTC) derivatives market for uncleared interest rate derivatives through a diverse group of investment grade rated counterparties. Several factors could have an adverse impact on our access to the OTC derivatives market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business and changes in the liquidity of that market created by a variety of regulatory or market factors. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms or at all, we may incur higher funding costs, be required to limit certain advance product offerings and be unable to effectively manage our interest rate risk and other risks, which could have a material adverse effect on our business, results of operations and ability to pay dividends or redeem or repurchase capital stock.

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

An increase in required Affordable Housing Program contributions could have a material adverse effect on our business, results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock. The Bank Act requires each FHLBank to contribute to its AHP the greater of: (1) 10 percent of that FHLBank’s net earnings for the previous year; or (2) that FHLBank’s pro rata share of an aggregate of $100 million, the proration of which is based on the net earnings of the FHLBanks for the previous year. A failure of the FHLBanks to make the minimum $100 million annual AHP contribution in a given year or new or modified legislation could result in an increase in our required AHP contribution, which could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock.

We may not be able to pay dividends at rates consistent with past practices, which could result in lower investment returns for members. Under FHFA regulations and our capital plan, we may declare dividends on our capital stock only out of our unrestricted retained earnings and current net income. Our ability to pay dividends also is subject to statutory and regulatory requirements, including meeting all regulatory capital requirements. The potential promulgation of regulations or other requirements by the FHFA that would require higher levels of required or restricted retained earnings could lead to higher levels of retained earnings, and thus, lower amounts of unrestricted retained earnings available to be paid out to our members as dividends. Failure to meet any of our regulatory capital requirements would prevent us from paying any dividend.

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

Operational Risk
Volatile market conditions increase the risk that our financial models will produce unreliable results. We make significant use of financial models to manage our market and credit risk, to make business decisions, and for financial accounting and reporting purposes. For example, we use models to measure and monitor exposures to interest rate and other market risks, including prepayment risk and credit risk While model inputs based on economic conditions and expectations are regularly evaluated and adjusted to changing conditions, sudden significant changes in these conditions may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate. Such inaccuracies could have a material adverse effect on our business, results of operations and ability to pay dividends or redeem or repurchase capital stock.

Failure to keep pace with technological change, including the development and use of artificial intelligence, could adversely affect our business. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those incorporating data analytics, AI, generative AI and machine learning. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs.

Failure to successfully keep pace with technological change affecting our industry could harm our ability to compete effectively. Many of our competitors have substantially greater resources to invest in technological improvements. We face many challenges, including the increased demand to provide members electronic access to their accounts and the cost and implementation of systems to perform electronic banking transactions. Our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our members. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new systems may cause service interruptions, transaction processing errors, system conversion delays and other adverse effects. As these technologies are improved in the future, we may be required to make significant capital expenditures, which may increase our overall expenses and could have a material adverse effect on our business, results of operations and ability to pay dividends.

We are exposed to cybersecurity threats and potential security breaches and our efforts to minimize or respond to such threats may not be effective to prevent significant harm. Cybersecurity threats and potential security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer. We rely heavily upon data processing, software, communications and information systems from a number of third parties to conduct our business. Our business involves the storage and transmission of proprietary information and security breaches could expose us to the risk of loss or misuse of such information, litigation and potential liability. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our members and other financial institutions with which we interact, are subject to increasingly frequent, continuous attempts, including ransomware and malware attacks, to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Our operations are also vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, unauthorized access and other unforeseen events. Undiscovered data corruption could render our member information inaccurate. Third-party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. These risks are further heightened by factors such as developments in generative AI, increased remote working and geopolitical turmoil. Cyberattacks and security breaches may also cause significant increases in operating costs, including the costs of compensating members for any resulting losses they may incur, and the costs and capital expenditures required to correct any deficiencies and strengthen the security of data processing and storage systems, and these costs may exceed coverage limits under our cyber insurance policies.

While we believe we are in compliance with all applicable privacy and data security laws, a cyber-incident could put our members’ confidential information at risk and expose us to significant liability. To date, we have no knowledge of a material cyber-incident or other material information security incident affecting the systems we operate and control. However, financial institutions are one of the top targets for cyber-attacks, and we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. The perpetual evolution of known cyber-threats requires us to devote significant resources to maintain, regularly update and backup our data security systems and processes, as we may not be able to anticipate, or effectively implement preventative measures against, all cyberattacks. We also incur significant costs in maintaining cybersecurity protections, including costs associated with maintaining cyber insurance coverage. A security breach or other cyber incident could have an adverse impact on, among other things, our revenue, ability to attract and maintain members and our reputation. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability, all of which could have a material adverse effect on our business, results of operations, ability to pay dividends, system availability and operational support.

For additional information on information system and security threats, see “Risk Management – Operations Risk Management” under Item 7. For additional information on cybersecurity, see “Item 1C – “Cybersecurity.”

We are required to make significant judgments, assumptions and estimates in the preparation of our financial statements and our judgments, assumptions and estimates may not be accurate. The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies and estimates, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe those significant accounting policies and estimates used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies and estimates, those events or regulatory views could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks or losses to us, and we may incur losses due to ineffective risk management processes and strategies. Our risk management framework is comprised of various processes, systems and strategies designed to manage our risk exposure, including credit, liquidity, interest rate, price, operational, reputation, strategic and compliance risks. Our framework also includes financial or other modeling methodologies that involve highly subjective management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate risks or losses, which could result in adverse regulatory consequences and unexpected losses and could have a material adverse effect on our business, financial condition and results of operations.

For additional information on internal controls, see “Risk Management – Operations Risk Management” under Item 7.

We may be unable to attract and retain a highly qualified and diverse workforce, including key management. Our success depends on the talents and efforts of our employees, and particularly our management. While turnover has remained low over the last eighteen months, it is critical that we continue to evaluate the market to ensure we are offering employment terms and total rewards that are competitive. If we are not competitive across these key components, we may be unable to retain key management or to attract other highly qualified and diverse employees. Also, failure to develop and implement an adequate succession plan for key members of management could adversely affect our financial condition and results of operations.

Reliance on FHLBank Chicago as MPF Provider could have a material adverse effect on our business if FHLBank Chicago were to default on its contractual obligations owed to us. As part of our business, we participate in the MPF Program with FHLBank Chicago. In its role as MPF Provider, FHLBank Chicago provides the infrastructure, operational support, and maintenance of investor relations for the MPF Program and is also responsible for publishing and maintaining the MPF Guides, which include the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If FHLBank Chicago changes its MPF Provider role, ceases to operate the MPF Program, or experiences a failure or interruption in its information systems and other technology, our mortgage loan assets could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of FHLBank Chicago's third-party vendors engaged in the operation of the MPF Program, or investors that purchase mortgages under the MPF Program, were to experience operational or other difficulties that prevent the fulfillment of their contractual obligations.

Item 1B: Unresolved Staff Comments
Not applicable.

Item 1C: Cybersecurity
FHLBank Topeka recognizes the critical importance of maintaining the trust and confidence of our members, business partners, employees and other stakeholders. We have implemented processes for assessing, identifying, and managing material risks from cybersecurity threats or incidents that may directly or indirectly impact our business strategy, results of operations, or financial condition.

Our cybersecurity risk management framework for assessing, identifying, and managing material risks from cybersecurity threats seeks to protect the confidentiality, security and availability of the information that we collect and store by focusing on identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity risk management is part of our ERM Program, which includes specific controls and processes for mitigation, monitoring and reporting associated with cybersescurity and information risks. Specifically, cybersecurity controls and processes include the Enterprise Security Policy, the Security Incident Response Plan, and the Business Resiliency Management Policy. The Risk Oversight committee of the board of directors oversees these controls and processes and annually recommends each for approval. The full board of directors annually reviews and approves each of our Enterprise Security Policy, Security Incident Response Plan, and Business Resiliency Management Policy.

The Enterprise Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of FHLBank physical and intangible information technology assets in accordance with the GLB Act and the interagency guidelines issued thereunder, and applicable laws.

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

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect FHLBank, including FHLBank’s business strategy, results of operations or financial condition.

Cybersecurity Governance
Our board of directors devotes significant time and attention to data and systems protection, including cybersecurity and information security risk. Our board of directors oversees the ERM Program, the Enterprise Security Program and Information Security through policies and principles including the Enterprise Security Policy, the Security Incident Response Plan, and the Business Resiliency Management Policy. The board of directors oversees management’s approach to staffing, policies, processes, and practices to gauge and address cybersecurity and information security risk.

Our board of directors has oversight of our ERM Program, the Enterprise Security Program, and Information Security areas which include risks from cybersecurity threats and has approved specific controls for the mitigation, monitoring and reporting associated with those risks. The Risk Oversight Committee and Operations Committee of the board of directors receive regular reporting (at least quarterly) on the risks and are responsible for overseeing cybersecurity and information risks, including receiving Enterprise Security Program updates from the information security officer (ISO), Information Technology status updates, and reviewing enterprise risk analysis and status information, and annually reviews the Business Resiliency Management Policy and Program.

Our Enterprise Security Program is led by the ISO. The ISO reports to the Chief Risk Officer (CRO). FHLBank’s Information Security area is led by the Director of Information Security, who reports to the Chief Information Officer (CIO). The Business Resiliency Management Program is led by the Director of Enterprise Risk Management, who reports to the CRO.

We have a Technology Committee, which reviews and discusses all technology-related methodologies and initiatives related to information technology and cybersecurity, among other topics. The Technology Committee is a management committee and reports to the Strategic Operations Management Committee (SOMC). We also have an Operations Risk Committee (ORC), which is a management committee, and is the secondary venue for reviewing enterprise security initiatives. The ORC also serves as the primary governance venue for the Business Resiliency Management Program and escalates business resiliency concerns and risk issues, among other matters, to the Strategic Risk Management Committee (SRMC). The ORC, is responsible for annually reviewing and providing recommendations on FHLBank’s Security Incident Response Plan and receives monthly updates on the Enterprise Security Program. The ISO is a required member of both the Technology Committee and the ORC.
The SOMC and SRMC are comprised of senior leadership and executive-level officers, including FHLBank’s CRO and CIO. The SOMC is responsible for receiving reports on issues escalated from the Technology Committee. The SRMC is responsible for management of operational risk and implementation of the cybersecurity risk management framework within the ERM Program as approved by the board of directors and receives reports on issues escalated from the ORC.

The Executive Team, comprised of chief-level officers, annually reviews and provides recommendations on the Enterprise Security Policy, Security Incident Response Plan, and the Business Resiliency Management Policy. The President and Chief Executive Officer (CEO) annually approves each policy for submission to the board of directors for its consideration and ultimate approval.

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

Those responsible for assessing and managing FHLBank’s material risks from cybersecurity threats have expertise and experience relevant to their roles. FHLBank’s CIO has served in technology and leadership roles for over 30 years, including almost 27 years of experience with FHLBank. During the last 14 years, the CIO has provided oversight and strategic direction for the Information Security area of the Information Technology department, including cybersecurity risk management, cybersecurity governance, and incident response. The ISO has more than 25 years of information technology experience, including 24 in the financial industry, and 22 years of experience managing information security. The ISO has a Bachelor of Science degree in Computer Science Information Systems. The Director of Information Security is a retired United States Air Force Lt. Colonel whose primary career focus was in intelligence analysis. The Director of Information Security also has 14 years of experience building and leading cybersecurity programs, including cyber threat intelligence programs and cyber regulatory compliance; 16 years of cyber intelligence analysis experience, including military and civilian; five years of continuity of operations and business continuity program development; and holds a Master of Arts degree in Strategic Intelligence Studies and is a Certified Information System Security Professional.

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

Item 3: Legal Proceedings
We are subject to various pending legal proceedings arising in the normal course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.
Item 4: Mine Safety Disclosures

Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As a cooperative, members own almost all of our Class A Common Stock and Class B Common Stock with the remainder of the capital stock held by former members that are required to retain capital stock ownership to support outstanding advance and mortgage loan activity executed while they were still members. However, the portion of our capital stock subject to mandatory redemption is treated as a liability and not as capital, including the capital stock of former members. There is no public trading market for our capital stock.

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of February 28, 2025, we had 670 stockholders of record and 3,126,774 shares of Class A Common Stock and 21,331,378 shares of Class B Common Stock outstanding, including 2,677 shares of Class A Common Stock and no shares of Class B Common Stock subject to mandatory redemption by members or former members. “Classes” of stock are not registered under the Securities Act of 1933, as amended. The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) of the Exchange Act and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to an FHFA regulation, we voluntarily registered one of our classes of stock pursuant to Section 12(g)(1) of the Exchange Act.

Dividends may be paid in cash or shares of Class B Common Stock as authorized under our capital plan and approved by our board of directors. FHFA regulation prohibits any FHLBank from paying a stock dividend if excess stock outstanding will exceed one percent of its total assets after payment of the stock dividend. We manage our excess capital stock position to be able to regularly pay stock dividends.

Base stock dividends on Class A Common Stock and Class B Common Stock are anticipated to remain at or near current levels in 2025 relative to what was paid in 2024. Dividend rates are influenced by capital levels balanced with the rates we offer members on advances and the dividend rates we pay on activity-based stock. Historically, dividend rates have moved directionally with short-term interest rates; however, market conditions and movements in short-term interest rates can be unpredictable. Adverse changes in FHLBank’s financial results may result in lower dividend rates in future periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) highlights selected information intended to assist readers in understanding our business and assessing our operations both historically and prospectively. This overview of MD&A may not contain all of the information that is important to readers. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting FHLBank, this discussion should be read in conjunction with our audited financial statements and related notes presented under Item 8 of this report. Our MD&A includes the following sections:
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

Additionally, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for our MD&A comparing fiscal year 2023 to fiscal year 2022.

Executive Level Overview
Table 3 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 3

	12/31/2024	12/31/2023	12/31/2022	12/31/2021	12/31/2020
Statement of Condition (as of period end):
Total assets	$75,900,980	$74,946,985	$71,992,842	$48,021,238	$52,591,712
Investments[1]	24,584,831	20,486,846	19,261,151	16,058,574	17,251,975
Advances	41,652,081	45,444,769	44,262,750	23,484,288	21,226,823
Mortgage loans, net	8,949,433	8,352,713	7,905,135	8,135,046	9,205,207
Total liabilities	71,801,251	71,056,333	68,316,298	45,306,972	49,923,945
Deposits	989,021	752,200	711,061	946,207	1,229,361
Consolidated obligations, net[2]	70,281,553	69,790,738	67,281,244	44,199,598	48,530,494
Total capital	4,099,729	3,890,652	3,676,544	2,714,266	2,667,767
Capital stock	2,631,605	2,607,683	2,507,709	1,499,301	1,574,004
Retained earnings	1,608,086	1,401,940	1,253,105	1,142,650	1,051,455
Statement of Income (for the year ended):
Net interest income	560,219	460,051	362,991	296,648	251,012
Other income (loss)	37,140	47,947	(13,942)	(41,434)	(40,148)
Voluntary housing and community investment program contributions[3]	16,498	3,000	—	—	—
Other expenses	101,674	94,008	80,854	77,529	80,407
Income before assessments	480,823	411,631	267,485	178,435	131,173
Affordable Housing Program (AHP) assessments	48,101	41,164	26,749	17,845	13,123
Net income	432,722	370,467	240,736	160,590	118,050
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid	226,576	221,632	130,281	69,395	70,824
Weighted average dividend rate[4]	8.82%	8.47%	6.47%	4.49%	4.38%
Dividend payout ratio[5]	52.36%	59.83%	54.12%	43.21%	59.99%
Return on average equity	10.84%	9.56%	7.47%	5.88%	4.50%
Return on average assets	0.56%	0.49%	0.39%	0.33%	0.21%
Average equity to average assets	5.15%	5.10%	5.28%	5.54%	4.59%
Net interest margin[6]	0.73%	0.61%	0.60%	0.61%	0.44%
Total capital ratio[7]	5.40%	5.19%	5.11%	5.65%	5.07%
Regulatory capital ratio[8]	5.59%	5.35%	5.22%	5.50%	5.00%

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
5    Ratio disclosed represents dividends declared and paid during the year as a percentage of net income for the period presented. FHFA regulation requires dividends be paid out of known income prior to declaration date.
6    Net interest income as a percentage of average earning assets.
7    GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and accumulated other comprehensive income (AOCI) as a percentage of total assets.
8    Regulatory capital (i.e., permanent capital and Class A Common Stock) as a percentage of total assets.

We are an independent regional wholesale bank structured as a member-owned cooperative serving eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma. Our primary business activities including making advances (loans) to and purchasing mortgage loans from our member financial institutions. Financial institutions eligible for membership in FHLBank include commercial banks, savings institutions, insurance companies and credit unions. CDFIs certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership. While not eligible for membership, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from FHLBank. Our mission is to be a reliable source of liquidity and low-cost funding provider in support of our members’ residential mortgage lending and related housing and economic development needs of the communities they serve. We seek to maintain a balance between our public purpose and our ability to provide adequate returns on the capital supplied by our members. Our structure as a financial cooperative allows our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy or jeopardizing profitability. Therefore, FHLBank is generally designed to expand and contract in asset size as the needs of our members and their communities change.

2024 Financial Highlights:
•Total assets: Total assets increased from $74.9 billion as of December 31, 2023 to $75.9 billion as of December 31, 2024, driven by the $4.1 billion increase in short- and long-term investments between periods and the $0.6 billion increase in mortgage loans, offset by a $3.8 billion decrease in advances. The average balance of interest-earning assets increased $1.5 billion from the year ended December 31, 2023 to December 31, 2024, driven by a $2.6 billion increase in the average balance of short- and long-term investments and a $0.6 billion increase in the average balance of mortgage loans, partially offset by a $1.7 billion decrease in the average balance of advances.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as year-to-date averages of advances and mortgage loans to consolidated obligations (less certain U.S. Treasury securities). As of December 31, 2024 and December 31, 2023, our Primary Mission Asset ratio was 78 percent and 81 percent, respectively.
•Advances: Advances decreased to $41.7 billion at December 31, 2024 compared to $45.4 billion at December 31, 2023, representing 54.9 percent of total assets as of December 31, 2024, compared to 60.6 percent as of December 31, 2023. The average balance of advances decreased $1.7 billion, or 3.7 percent to $44.5 billion for the year ended December 31, 2024 when compared to the prior year period. Outside of period-end volatility with larger members, advance demand continues to be relatively stable among FHLBank membership, especially among community banks. We continue to execute our liquidity mission by serving as a reliable source of liquidity and funding for our members.
•Mortgage loans: Mortgage loans increased to $8.9 billion at December 31, 2024 compared to $8.3 billion at December 31, 2023, representing 11.8 percent of total assets at December 31, 2024, compared to 11.1 percent at December 31, 2023. The average balance of mortgage loans increased $0.6 billion, or 7.6 percent, for the year ended December 31, 2024 when compared to the prior year period. Interest income continues to be positively impacted by originations at interest rates higher than the weighted average rate of the existing portfolio despite increased mortgage loan prepayments and the related premium amortization.
•Net income: For the year ended December 31, 2024, net income increased $62.2 million, to $432.7 million compared to $370.5 million for the same period in the prior year. The increase in net income was due primarily to an increase in net interest income, partially offset by fair value fluctuations of derivatives and trading securities, increases in operating expenses, and statutory and voluntary contributions to housing and community investment programs.
•Net interest income/margin: Net interest income increased $100.1 million to $560.2 million for the year ended December 31, 2024 compared to $460.1 million for the year ended December 31, 2023. The increase in net interest income was driven primarily by improvements in funding and asset spreads, including the impact of fair value hedges, and a $1.5 billion increase in average earning assets. Net interest margin increased twelve basis points, from 0.61 percent for the year ended December 31, 2023 to 0.73 percent for the year ended December 31, 2024. Net interest spread increased twelve basis points, from 0.32 percent for the year ended December 31, 2023 to 0.44 percent for the year ended December 31, 2024.
•Performance ratios: Return on average equity (ROE) increased to 10.8 percent for the year ended December 31, 2024 compared to 9.6 percent for the year ended December 31, 2023. The increase was attributed to the increase in net income.
•Dividends: The Class A Common Stock dividend rate of 4.75 percent per annum and the Class B Common Stock dividend rate of 9.50 percent per annum combined for a weighted average dividend rate for the year ended December 31, 2024 of 8.8 percent.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 4 presents selected market interest rates as of the dates or for the periods shown.

Table 4

Market Instrument	2024	2023	2024	2023
	Average Rate	Average Rate	Ending Rate	Ending Rate
Secured Overnight Financing Rate (SOFR)[1]	5.15%	5.01%	4.49%	5.38%
Federal funds effective rate[1]	5.15	5.03	4.33	5.33
Federal Reserve interest rate on reserve balances[1]	5.21	5.10	4.40	5.40
3-month U.S. Treasury bill[1]	5.10	5.18	4.32	5.34
2-year U.S. Treasury note[1]	4.38	4.60	4.24	4.25
5-year U.S. Treasury note[1]	4.13	4.06	4.38	3.85
10-year U.S. Treasury note[1]	4.21	3.96	4.57	3.88
30-year residential mortgage note rate[1,2]	6.80	6.91	6.97	6.76

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

Since March 2022, the FOMC of the Federal Reserve has significantly raised the target range for the Federal funds rate, from 0.25 percent to 0.50 percent to a range of 4.25 percent to 4.50 percent as of December 31, 2024. The FOMC held the target range between 5.25 percent and 5.50 percent for much of 2023 and 2024 but began reducing the target rates in September 2024 and foreshadowed further decreases to the target rates in 2025. The FOMC maintained the target range for the Federal funds rate at the January 2025 meeting, indicating that additional adjustments to the target range for the Federal funds rate will depend on incoming data, the evolving outlook, and the balance of risks. The FOMC also indicated it would continue reducing its holdings of Treasury securities and agency debt and agency MBS.

We issue debt at a spread to U.S. Treasury security yields. As a result, the costs of issuing consolidated obligations and making advances are sensitive to interest rates. The cost of issuing short-term debt has declined with the decrease in market rates, and the continued high demand for short-term Agency debt has kept this spread to the comparable U.S. Treasury security relatively narrow.

Volatility in the capital markets can also impact the demand for and cost of debt issued by the FHLBanks. Efforts of the Federal Reserve Board to ease inflation have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook. For further discussion of FHLBank debt, see this Item 7 – “Financial Condition – Consolidated Obligations.”

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

Accounting for Derivatives and Hedging Activities, including Valuation of Derivatives and Hedged Items: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. Therefore, the assumptions and judgment most critical to the application of this accounting policy are those affecting the estimation of fair values of derivative instruments and the related hedged items, which may have a significant impact on the results reported. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment, and funding activities. We seek to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, we have elected to enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements. The accounting framework introduces the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. At December 31, 2024, our derivatives portfolio included notional amounts of $37.9 billion accounted for as fair value hedges and $14.1 billion accounted for as economic hedges, the gross fair value of derivative assets and liabilities was $95.7 million and $226.4 million, respectively, and the net fair value of derivative assets and liabilities as of December 31, 2024 was $357.3 million and $6.1 million, respectively.

FHLBank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as comparisons to similar instruments or discounted cash flow analysis, which uses observable market inputs, such as discount rate, forward interest rates, and volatility assumptions. Observable market inputs are actively quoted and can be validated to external sources. See Note 14 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for discussion of the valuation methodologies and primary inputs used to develop the fair value measurement for these instruments.

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

For derivative instruments and hedged items that meet the requirements as described above and are designated as fair value hedges, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments not qualifying for hedge accounting or with no identified hedged item (economic derivatives or economic hedges), changes in the market value of the derivative are reflected in income without any offset. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging duration risk; (3) interest rate swaps hedging consolidated obligation discount notes with tenors less than six months; and (4) interest rate basis swaps hedging cost of funds. While the fair value of derivative instruments with no offsetting qualifying hedged item will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities associated with economic hedges is expected to partially offset that impact. The estimated fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or contain mutual optional termination provisions at par. Since these fair values fluctuate throughout the hedge period and eventually return to zero (derivative) or par value (hedged item) on the maturity or option exercise date, the earnings impact of fair value changes is only a timing issue for hedging relationships that remain outstanding to maturity or the call termination date. See Tables 43 and 44 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” which present the notional amount and fair value amount for derivative instruments by hedged item, hedging instrument, hedging objective, and accounting designation. See Tables 10 through 12 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

See Note 1 and Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional discussion of accounting for derivatives and types of hedging transactions.

Results of Operations
Earnings Analysis: Table 5 presents changes in the major components of our net income (dollar amounts in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	12/31/2024 vs. 12/31/2023
	Dollar Change	Percentage Change
Total interest income	$315,446	8.3%
Total interest expense	215,278	6.4
Net interest income	100,168	21.8
Provision (reversal) for credit losses on mortgage loans	(995)	(155.2)
Net interest income after mortgage loan loss provision	101,163	22.0
Net gains (losses) on trading securities	(2,592)	(13.3)
Net gains (losses) on derivatives	(9,317)	(62.4)
Other non-interest income	1,102	8.2
Total other income (loss)	(10,807)	(22.5)
Operating expenses	4,595	18.1
Other non-interest expenses	16,569	23.1
Total other expenses	21,164	21.8
AHP assessments	6,937	16.9
NET INCOME	$62,255	16.8%

Net income increased $62.2 million, or 16.8 percent, to $432.7 million for the year ended December 31, 2024 compared to $370.5 million for the year ended December 31, 2023 primarily attributed to a $100.1 million increase in net interest income, partially offset by an $11.9 million decrease related to fluctuations in the fair value of derivatives and trading securities and a $21.2 million increase in other expenses, as discussed in greater detail below.

Net Interest Income: Net interest income increased $100.1 million, or 21.8 percent, to $560.2 million for the year ended December 31, 2024 compared to $460.1 million for the year ended December 31, 2023. Balance sheet composition, market interest rates and trends, and net interest spread affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. The increase from 2023 to 2024 was attributed primarily to improvements in funding spreads and shifts in balance sheet composition. Asset spreads also improved, particularly on long-term investments and advances, combined with the impact of higher average interest rates on fair value hedges as compared to the prior period.

Net interest margin increased twelve basis points during 2024 compared to 2023, from 0.61 percent for the year ended December 31, 2023 to 0.73 percent for the year ended December 31, 2024 due to increased average balances on short- and long-term investments and mortgage loans at higher interest rates, combined with the impact of higher interest rates and spreads on fair value hedges (see Table 8). Net interest spread, which is the difference between the yield on interest-earning assets and the average cost of funding, increased twelve basis points from 2023 to 2024 due to shifts in balance sheet composition between advances and investments, combined with spread improvements across most asset categories as discussed above. Net interest margin increased as a result of the improvement in net interest spread attributed to the aforementioned factors. For further discussion of investments, advances and mortgage loans, see this “Financial Condition” under this Item 7.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged items and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For 2024, net interest income increased $158.5 million due to the impact of fair value hedges compared to the prior year due to increases in intermediate and long-term interest rates between periods. Tables 6 and 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 6

	2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$4,607	$47,706	$—	$(1,203)	$(1,581)	$49,529
Net amortization/accretion of hedging activities	3,413	—	785	—	392	4,590
Net interest received (paid)	296,828	199,032	—	(6,464)	(269,467)	219,929
Price alignment amount[1]	(13,485)	(15,425)	—	248	23	(28,639)
TOTAL	$291,363	$231,313	$785	$(7,419)	$(270,633)	$245,409

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 7

	2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(6,037)	$27,739	$—	$(883)	$(4,256)	$16,563
Net amortization/accretion of hedging activities	2,177	—	937	—	290	3,404
Net interest received (paid)	271,973	184,570	—	(34,679)	(319,386)	102,478
Price alignment amount[1]	(18,618)	(18,091)	—	698	444	(35,567)
TOTAL	$249,495	$194,218	$937	$(34,864)	$(322,908)	$86,878

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 8 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	2024			2023			2022
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,774,672	$144,639	5.21%	$2,817,399	$143,330	5.09%	$1,560,269	$33,548	2.15%
Securities purchased under agreements to resell	2,909,262	153,604	5.28	2,391,466	121,367	5.08	2,311,370	42,895	1.86
Federal funds sold	4,637,672	241,903	5.22	4,321,685	221,114	5.12	3,426,096	68,392	2.00
Investment securities[1,2]	13,695,304	820,796	5.99	11,838,703	644,726	5.45	11,129,636	264,278	2.37
Advances[1,2]	44,460,023	2,434,890	5.48	46,166,703	2,409,840	5.22	34,290,538	742,694	2.17
Mortgage loans[3,4]	8,694,716	322,061	3.70	8,080,282	261,352	3.23	8,023,766	228,583	2.85
Other interest-earning assets	35,232	712	2.02	50,302	1,430	2.84	47,418	885	1.87
Total earning assets	77,206,881	4,118,605	5.34	75,666,540	3,803,159	5.03	60,789,093	1,381,275	2.27
Other non-interest-earning assets	280,207			240,099			223,334
Total assets	$77,487,088			$75,906,639			$61,012,427

Interest-bearing liabilities:
Deposits	$819,721	40,415	4.93	$685,032	32,921	4.81	$785,204	10,342	1.32
Consolidated obligations[1]:
Discount Notes	17,122,493	888,622	5.19	22,070,185	1,102,702	5.00	18,092,988	368,075	2.03
Bonds	54,600,307	2,627,916	4.81	48,159,776	2,206,160	4.58	38,125,726	638,751	1.68
Other borrowings	44,729	1,433	3.20	46,359	1,325	2.86	46,803	1,116	2.39
Total interest-bearing liabilities	72,587,250	3,558,386	4.90	70,961,352	3,343,108	4.71	57,050,721	1,018,284	1.78
Capital and other non-interest-bearing funds	4,899,838			4,945,287			3,961,706
Total funding	$77,487,088			$75,906,639			$61,012,427

Net interest income and net interest spread[5]		$560,219	0.44%		$460,051	0.32%		$362,991	0.49%

Net interest margin[6]			0.73%			0.61%			0.60%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $7.2 million, $6.5 million and $6.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense (in thousands):

Table 9

	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(2,194)	$3,503	$1,309	$40,729	$69,053	$109,782
Securities purchased under agreements to resell	27,173	5,064	32,237	1,538	76,934	78,472
Federal funds sold	16,415	4,374	20,789	21,882	130,840	152,722
Investment securities	107,408	68,662	176,070	17,860	362,588	380,448
Advances	(90,967)	116,017	25,050	328,744	1,338,402	1,667,146
Mortgage loans	20,865	39,844	60,709	1,621	31,148	32,769
Other assets	(366)	(352)	(718)	57	488	545
Total earning assets	78,334	237,112	315,446	412,431	2,009,453	2,421,884
Interest Expense[3]:
Deposits	6,621	873	7,494	(1,480)	24,059	22,579
Consolidated obligations:
Discount notes	(255,367)	41,287	(214,080)	96,362	638,265	734,627
Bonds	305,870	115,886	421,756	206,522	1,360,887	1,567,409
Other borrowings	(48)	156	108	(10)	219	209
Total interest-bearing liabilities	57,076	158,202	215,278	301,394	2,023,430	2,324,824
Change in net interest income	$21,258	$78,910	$100,168	$111,037	$(13,977)	$97,060

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

Net Gains (Losses) on Derivatives: Tables 10 and 11 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 10

	2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$591	$(16,667)	$—	$811	$(571)	$(4,030)	$(19,866)
Mortgage delivery commitments	—	—	(468)	—	—	—	(468)
Economic hedges – net interest received (paid)	4,283	23,903	—	(1,027)	(2,501)	1,620	26,278
Price alignment amount[1]	(207)	(123)	—	(1)	(7)	—	(338)
Net gains (losses) on derivatives	4,667	7,113	(468)	(217)	(3,079)	(2,410)	5,606
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	16,871	—	—	—	—	16,871
TOTAL	$4,667	$23,984	$(468)	$(217)	$(3,079)	$(2,410)	$22,477

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 11

	2023
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$911	$(23,874)	$—	$3,624	$837	$(18,502)
Mortgage delivery commitments	—	—	(809)	—	—	(809)
Economic hedges – net interest received (paid)	3,616	33,327	—	(954)	(956)	35,033
Price alignment amount[1]	(224)	(594)	—	(10)	29	(799)
Net gains (losses) on derivatives	4,303	8,859	(809)	2,660	(90)	14,923
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	19,579	—	—	—	19,579
TOTAL	$4,303	$28,438	$(809)	$2,660	$(90)	$34,502

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

The volatility in other income (loss) is driven predominantly by net gains (losses) on economic derivatives, which generally include interest rate swaps, caps and floors. Net gains (losses) from derivatives are sensitive to several factors, including: (1) the general level of interest rates and change between indices; (2) the shape of the term structure of interest rates; and (3) implied volatilities of interest rates. The fair value of options, particularly interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the fair value of the options (level of rates, shape of curve, and implied volatility).

As reflected in Tables 10 and 11, the majority of the net unrealized gains and losses on derivatives are related to changes in the fair values of economic swaps related to investments. Net interest payments or receipts on economic derivatives flow through net gains (losses) on derivatives instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are economically swapped to variable rates. We generally record net unrealized gains on derivatives when the overall level of interest rates rises over the period and record net unrealized losses when the overall level of interest rates falls over the period. Net unrealized gains or losses on derivatives will continue to be a function of the general level of swap rates but are also impacted by swap spreads in relationship to the relevant index rate.

For the years ended December 31, 2024 and 2023, net gains (losses) on derivatives resulted in other income of $5.6 million and $14.9 million, respectively. The decrease between periods was attributed to fair value fluctuations resulting from changes in swap index rates, partially offset in both periods by net interest settlements of $26.3 million and $35.0 million for the years ended December 31, 2024 and 2023, respectively.

The fair value gains and losses (excluding related net interest settlements) on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were largely offset by the fair value gains and losses attributable to the associated securities for the years ended December 31, 2024 and 2023, which are recorded in net gains (losses) on trading securities as reflected in Table 12. Unrealized gains and losses on trading securities are generally driven by movements in intermediate interest rates between periods and are discussed in greater detail below.

Table 12

	2024			2023
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$—	$—	$—	$(4,384)	$3,767	$(617)
GSE debentures	(5,313)	4,446	(867)	(6,971)	4,983	(1,988)
GSE MBS	(11,354)	12,425	1,071	(11,431)	10,829	(602)
TOTAL	$(16,667)	$16,871	$204	$(22,786)	$19,579	$(3,207)

For additional detail regarding gains and losses on trading securities, see Table 13 and related discussion below.

See Tables 43 and 44 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate multifamily GSE MBS, with a small percentage of fixed rate GSE debentures and variable rate single-family GSE MBS. Periodically, we also invest in short-term securities and U.S. Treasury obligations classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads and are swapped on an economic basis to SOFR. The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to SOFR.

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

Table 13

	2024	2023
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$91	$(25)
Total trading securities not hedged	91	(25)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	—	3,767
GSE debentures	4,446	4,983
GSE MBS	12,425	10,829
Total trading securities hedged on an economic basis with derivatives	16,871	19,579
TOTAL	$16,962	$19,554

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

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $21.2 million for the year ended December 31, 2024. The increase is primarily a result of a $2.6 million increase in compensation and benefits and $13.5 million in voluntary grant programs awarded in partnership with FHLBank members to support affordable housing and community development initiatives throughout Colorado, Kansas, Nebraska, and Oklahoma. These voluntary contributions are in addition to the statutory AHP assessments under the Bank Act required to fund affordable housing initiatives. Compensation and benefits increased due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment.

Affordable Housing and Community Investment Programs:
In addition to the 10 percent AHP statutory assessment, the FHLBanks jointly stated in their public comment letter to the FHFA that they are already making or will make voluntary contributions of 5.0 percent of earnings in support of community investment activities. For 2024, we committed to provide 2.5 percent of our 2023 earnings (calculated as net income before our AHP assessment, voluntary contribution program expense, and interest expense on mandatorily redeemable capital stock). We exceeded this commitment with voluntary housing program expenses totaling 3.5 percent of 2023 earnings. For 2025, the commitment increased to 5.0 percent of 2024 earnings calculated under the same method. Voluntary contribution amounts expensed reduce pre-assessment net income, which is the basis of the statutory AHP calculation, so a “make-whole” contribution equal to the reduction in the AHP statutory assessment attributable to the voluntary contributions is added to our AHP program. The “make-whole” calculation ensures that the 10 percent AHP statutory assessment is not impacted by voluntary contributions. The AHP assessment and the “make-whole” contribution are available to be awarded in the year subsequent to when they are expensed. Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded, which does not occur ratably throughout the year.

Table 14 provides the basis for the calculations of the statutory assessment and voluntary program contributions (dollar amounts in thousands):

Table 14

	For Year Ended December 31,
	2023	2022	2021
Net earnings base for calculation of voluntary program contribution commitment:
Net income	$370,467	$240,736	$160,590
10 percent statutory assessment	41,164	26,749	17,845
Mandatorily redeemable capital stock interest expense	14	7	19
Voluntary contribution expense	3,000	—	—
Net earnings	$414,645	$267,492	$178,454

	2024	2023	2022
Statutory and voluntary calculated amounts:
Statutory AHP assessment (prior year expense)	$41,164	$26,749	$17,845
Voluntary contribution expense (current year expense)	14,848	3,000	—
Total statutory assessments and voluntary contributions	$56,012	$29,749	$17,845

Statutory assessments and voluntary contributions as a percentage of net earnings	13.5%	11.1%	10.0%

The AHP competitive program provides direct grants or below-market interest rates on advances to members that provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. In addition to the competitive AHP program funds, our assessments also finance the HSP, which is part of our TurnKey suite of products. The programs offered under TurnKey are HSP, HSP+, and HOPE. These programs provide down payment, closing cost, and purchase-related repair assistance to very low-, low-, and moderate-income first-time households, including first-time households in High-Cost Areas and non-metropolitan Difficult Development Areas in our district and households in our district that traditionally do not receive assistance but require a subsidy to make homeownership accessible and affordable. The NAHI grant program provides Native American tribes and tribally designated housing entities in our district with access to grant funds intended to support housing for tribal members in our district. For additional information on FHLBank’s affordable housing and community development initiatives, refer to Item 1 - “Other Mission-Related Activities.”

Table 15 provides fulfillment details of the voluntary contribution commitment by program (in thousands):

Table 15

	For Year Ended December 31,
	2024	2023	2022
Commitment fulfillment by program:
AHP statutory assessment:
AHP competitive funds	$26,756	$17,387	$11,599
HSP/HSP+	14,408	9,362	6,246
Total AHP	41,164	26,749	17,845
Voluntary contribution programs:
NAHI	5,314	3,000	—
HOPE	4,266	—	—
AHP Extra	4,232	—	—
Other	1,036	—	—
Total voluntary contribution programs	$14,848	$3,000	$—
Total	$56,012	$29,749	$17,845

Table 16 reconciles the voluntary contribution program amounts to the Statements of Income (dollar amounts in thousands):

Table 16

	For Year Ended December 31,
	2024	2023	2022
Voluntary housing and community investment program contribution expense:
Voluntary contribution expense	$14,848	$3,000	$—
Voluntary AHP “make-whole” contribution[1]	1,650	—	—
Total voluntary contribution expense on Statements of Income	$16,498	$3,000	$—

1    Amount calculated as 11.1 percent of current year voluntary contribution expense beginning in 2024.

Financial Condition
Overall: Table 17 presents the percentage concentration of the major components of our Statements of Condition:

Table 17

	Component Concentration
	12/31/2024	12/31/2023
Assets:
Cash and due from banks	—%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	14.3	10.1
Investment securities	18.1	17.2
Advances	54.9	60.6
Mortgage loans, net	11.8	11.1
Other assets	0.9	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.4%	1.0%
Consolidated obligation discount notes, net	19.0	27.7
Consolidated obligation bonds, net	73.6	65.4
Other liabilities	0.6	0.7
Total liabilities	94.6	94.8

Capital:
Capital stock outstanding	3.5	3.5
Retained earnings	2.1	1.9
Accumulated other comprehensive income (loss)	(0.2)	(0.2)
Total capital	5.4	5.2
Total liabilities and capital	100.0%	100.0%

Table 18 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 18

	Increase (Decrease) in Components
	12/31/2024 vs. 12/31/2023
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(487)	(1.9)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	3,307,434	43.7
Investment securities	790,551	6.1
Advances	(3,792,688)	(8.3)
Mortgage loans, net	596,720	7.1
Other assets	52,465	8.2
Total assets	$953,995	1.3%

Liabilities:
Deposits	$236,821	31.5%
Consolidated obligation discount notes, net	(6,326,202)	(30.5)
Consolidated obligation bonds, net	6,817,017	13.9
Other liabilities	17,282	3.4
Total liabilities	744,918	1.0

Capital:
Capital stock outstanding	23,922	0.9
Retained earnings	206,146	14.7
Accumulated other comprehensive income (loss)	(20,991)	17.6
Total capital	209,077	5.4
Total liabilities and capital	$953,995	1.3%

Total assets increased $1.0 billion between periods, from $74.9 billion at December 31, 2023 to $75.9 billion at December 31, 2024, driven by the $4.1 billion increase in short- and long-term investments and a $0.6 billion increase in mortgage loans between periods, partially offset by a $3.8 billion decrease in advances. Asset composition remained relatively consistent during 2024, with advances comprising the largest asset on the balance sheet, despite a decrease in advance balances from 60.6 percent of total assets at December 31, 2023 to 54.9 percent at December 31, 2024. Short-term investments increased to 14.3 percent of total assets as of December 31, 2024 compared to 10.1 percent as of December 31, 2023 as a result of FHLBank holding higher balances of liquid assets to provide adequate liquidity availability for members compared to the end of 2023. Total liabilities increased $0.7 billion from December 31, 2023 to December 31, 2024, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 70.3 percent and 29.7 percent of total consolidated obligations, respectively, at December 31, 2023 compared to 79.5 percent and 20.5 percent at December 31, 2024. This composition shift is mostly due to an increase in short-term floating rate bonds, partially offset by a decrease in fixed rate callable bonds (swapped) and a decrease in discount notes. The increase in floating rate bonds was due to advantageous pricing and better matching of repricing characteristics of the assets they are funding. Total capital increased $0.2 billion, or 5.4 percent, from December 31, 2023 to December 31, 2024 primarily due to an increase in retained earnings in excess of dividends paid and an increase in excess capital stock.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2024 and 2023. Advance par value decreased by $3.8 billion, or 8.3 percent, from $45.7 billion at December 31, 2023 to $41.9 billion at December 31, 2024 (see Table 19). Outside of period-end volatility with larger members, advance demand continues to be relatively stable among FHLBank membership, especially among community banks and insurance companies. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; line of credit, adjustable rate advances, and short-term fixed rate advances were 58.4 percent of the portfolio at December 31, 2024 compared to 66.0 percent as of December 31, 2023. Within the population of advances that reprice or mature on a relatively short-term basis, composition has shifted from short-term fixed rate advances to adjustable rate advances. Despite the overall decline in fixed rate advances, putable fixed rate advances increased $1.0 billion between periods and regular fixed rate advances increased $0.5 billion between periods. When issuing a putable advance, we effectively purchase a put option from the member that allows us to put or extinguish the advance at a predetermined future date, which we normally would exercise when interest rates increase. A putable advance is generally issued at a lower rate than the advance without the put option. It follows that the increase in putable fixed rate advance activity reflects members’ outlook on interest rates and the actual decline in short-term interest rates since December 31, 2023.

We elect to swap a significant portion of fixed rate advances with longer maturities to short-term indices to synthetically create adjustable rate advances to manage interest rate risk. When coupled with the volume of our short-term fixed rate and adjustable rate advances, advances that effectively re-price at least every three months represented 97.1 percent and 95.9 percent of our total advance portfolio as of December 31, 2024 and 2023, respectively. We anticipate continuing the practice of swapping fixed rate advances to short-term indices.

As of December 31, 2024 and 2023, 62.8 percent and 65.1 percent, respectively, of our members carried outstanding advance balances. Advance balances may be impacted by monetary policy changes intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Table 19 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance).

Table 19

	12/31/2024		12/31/2023
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$8,829,398	21.1%	$11,747,448	25.7%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	11,931,497	28.5	4,418,750	9.7
Adjustable rate callable advances	983,500	2.3	1,616,400	3.5
Standard housing and community development advances:
Adjustable rate callable advances	20,535	0.1	22,262	0.1
Total adjustable rate term advances	12,935,532	30.9	6,057,412	13.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	2,658,109	6.4	12,313,627	27.0
Regular fixed rate advances	12,944,095	30.9	12,359,319	27.1
Fixed rate callable advances	48,302	0.1	68,402	0.2
Fixed rate putable advances	3,095,200	7.4	2,071,800	4.5
Fixed rate convertible advances	20,500	0.1	113,400	0.3
Standard housing and community development advances:
Regular fixed rate advances	234,266	0.6	291,064	0.6
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	19,000,930	45.5	27,218,070	59.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	900,980	2.2	415,568	0.9
Fixed rate callable amortizing advances	16,585	—	18,367	—
Standard housing and community development advances:
Fixed rate amortizing advances	179,156	0.3	202,036	0.4
Fixed rate callable amortizing advances	13,111	—	11,401	—
Total amortizing advances	1,109,832	2.5	647,372	1.3
TOTAL PAR VALUE	$41,875,692	100.0%	$45,670,302	100.0%

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

Our potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies in our four-state district, but also includes potential credit risk exposure to credit unions, housing associates and a small number of non-members. Table 20 presents advances outstanding by borrower type (in thousands):

Table 20

	12/31/2024	12/31/2023
Member advances:
Commercial banks	$15,941,387	$21,969,321
Savings institutions	13,119,023	12,842,164
Insurance companies	9,428,930	7,469,328
Credit unions	3,261,314	3,268,583
CDFIs	18,404	26,404
Total member advances	41,769,058	45,575,800

Non-member advances:
Housing associates	104,634	94,502
Non-member borrowers[1]	2,000	—
Total non-member advances	106,634	94,502

TOTAL PAR VALUE	$41,875,692	$45,670,302

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

Table 21

Borrower Name	12/31/2024		12/31/2023
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$10,125,000	24.2%	$9,585,000	21.0%
BOKF, N.A.	3,000,000	7.2	7,675,000	16.8
United of Omaha Life Insurance Co.	2,747,585	6.6	2,278,283	5.0
First United Bank & Trust	2,230,000	5.3	1,881,516	4.1
Capitol Federal Savings Bank	2,164,488	5.2	2,375,410	5.2
TOTAL	$20,267,073	48.5%	$23,795,209	52.1%

Table 22 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 22

	Year Ended
	12/31/2024		12/31/2023
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$562,255	26.2%	$585,147	27.1%
BOKF, N.A.	337,654	15.7	314,616	14.5
United of Omaha Life Insurance Co.	123,299	5.7	81,285	3.8
Security Life of Denver Insurance Co.	111,635	5.2	79,684	3.6
First United Bank & Trust Co.	103,988	4.8
Capitol Federal Savings Bank			107,137	5.0
TOTAL	$1,238,831	57.6%	$1,167,869	54.0%

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) collateralize public unit deposits: (2) facilitate residential housing finance; (3) facilitate community lending; (4) manage assets/liabilities; or (5) provide liquidity or other funding. Outstanding letters of credit balances totaled $7.5 billion and $7.2 billion as of December 31, 2024 and 2023, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2024 and 2023, which are noted in Table 20, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us fixed rate conventional and government residential mortgage loans.

The mortgage loan portfolio increased $0.6 billion between periods, from $8.3 billion at December 31, 2023 to $8.9 billion at December 31, 2024. Mortgage rates have remained elevated, which has reduced origination volume and refinancing incentive for borrowers and slowed prepayments in recent periods, although purchase volume has continued to exceed principal repayments. As mortgage interest rates decline, we expect an increase in prepayments and new originations of mortgage loans. Net mortgage loans as a percentage of total assets increased, from 11.1 percent as of December 31, 2023 to 11.8 percent as of December 31, 2024. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2024 was $1.5 billion.

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

Table 23

Redemption Term	12/31/2024	12/31/2023
Due in one year or less	$318,200	$310,706
Due after one year through five years	1,309,284	1,279,640
Due after five years through fifteen years	3,375,042	3,232,396
Thereafter	3,875,401	3,460,409
TOTAL UNPAID PRINCIPAL BALANCE	$8,877,927	$8,283,151

Table 24 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). Columns are left blank for periods presented in which the PFI was not one of our top five outstanding mortgage loan balances.

Table 24

	12/31/2024		12/31/2023
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Farmers Bank & Trust	$504,595	5.7%	$338,745	4.1%
Fidelity Bank	406,622	4.6	366,733	4.4
Tulsa Teachers Credit Union	300,132	3.4	304,925	3.7
West Gate Bank	291,134	3.3	267,101	3.2
First National Bank of Omaha	232,791	2.6
Community National Bank & Trust			226,466	2.7
TOTAL	$1,735,274	19.6%	$1,503,970	18.1%

Table 25 presents mortgage loan portfolio credit ratios and the components of the ratio calculation for the periods presented (dollar amounts in thousands):
Table 25

	12/31/2024	12/31/2023
Average loans outstanding during the period, unpaid principal balance	$8,618,877	$8,002,681
Mortgage loans held for portfolio, unpaid principal balance	8,877,927	8,283,151
Nonaccrual loans, unpaid principal balance	24,093	19,002
Allowance for credit losses	4,033	5,531
Net (charge-offs) recoveries	138	(206)

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.06	0.07
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.27	0.23
Ratio of allowance for credit losses to nonaccrual loans	21.59	29.11
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
Table 26

FICO Score[1]	12/31/2024	12/31/2023
< 620	0.5%	0.5%
620 to < 660	3.9	4.2
660 to < 700	11.4	11.8
700 to < 740	19.9	19.4
>= 740	64.3	64.1
	100.0%	100.0%

Weighted average	750	750

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
Table 27

LTV	12/31/2024	12/31/2023
<= 60%	14.8%	15.7%
> 60% to 70%	13.3	14.0
> 70% to 80%	49.5	49.6
> 80% to 90%	12.4	11.4
> 90% to < 100%	10.0	9.3
	100.0%	100.0%

Weighted average	75.1%	74.5%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2024 and 2023. Table 28 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration.
Table 28

	12/31/2024	12/31/2023
Kansas	35.0%	36.3%
Nebraska	23.9	24.1
Oklahoma	10.8	11.5
Colorado	11.0	10.9
Missouri	2.3	2.2
All other	17.0	15.0
TOTAL	100.0%	100.0%

The credit risk of conventional mortgage loans sold under the traditional MPF products is managed by structuring potential credit losses into certain layers. As is customary for conventional mortgage loans, PMI is required for MPF loans with LTVs greater than 80 percent. Losses beyond the PMI layer are absorbed by a first loss account (FLA) established for each pool of mortgage loans sold by a PFI up to the maximum amount of the remaining FLA net of credit losses.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $1.5 million from December 31, 2023 to December 31, 2024. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.1 percent and 1.0 percent of the amortized cost of total conventional loans at December 31, 2024 and December 31, 2023, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $4.1 billion from December 31, 2023 to December 31, 2024 driven by increases in Federal funds sold, interest bearing deposits and MBS securities.

Short-term Investments – Short-term investments, which are used to provide funds for our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, Federal funds sold, and certificates of deposit. Fluctuations in short-term investments reflect the impact of regulatory requirements, anticipated member liquidity needs, and the timing of paydowns, maturities, and investment opportunities on liquidity management practices. At December 31, 2024, the $3.3 billion increase in short-term investments was due primarily to advance paydowns and the timing of investment opportunities at year-end.

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

Table 29

	12/31/2024	12/31/2023
Interest-bearing deposits	$2,142,391	$1,604,423
Federal funds sold	3,575,000	2,080,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,717,391	$3,684,423

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

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2024, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout 2024, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. We may extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2024, all unsecured investments were rated as investment grade based on NRSROs (see Table 32).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2024 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight
Domestic	$2,142,391
U.S. Branches and agency offices of foreign commercial banks:
Canada	1,300,000
Germany	300,000
Australia	1,100,000
Netherlands	300,000
Finland	575,000
Total U.S. Branches and agency offices of foreign commercial banks	3,575,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,717,391

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of December 31, 2024, the aggregate value of our MBS portfolio represented 253 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in recent periods. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

We provide SBPAs to two state HFAs within our district. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2024 expire no later than 2029 though they are renewable upon request of the HFA and at our option. Total principal commitments for bond purchases under the SBPAs were $1.0 billion as of both December 31, 2024 and 2023. We were not required to purchase any bonds under these agreements during 2023 or 2024. We plan to continue supporting the state HFAs in our district by executing SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

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

See Note 3 of the Notes to Financial Statements under Item 8 of this annual report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of December 31, 2024 are summarized by security type in Table 31 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2023. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 31

	12/31/2024					12/31/2023
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE debentures	$17,884	$—	$—	$—	$17,884	$288,438
GSE MBS	325,087	87,890	5,289	3,813	422,079	620,170
Total trading securities	342,971	87,890	5,289	3,813	439,963	908,608
Available-for-sale securities:
U.S. Treasury obligations	440,483	2,796,740	—	—	3,237,223	2,937,868
U.S. obligation MBS	—	—	—	77,263	77,263	107,535
GSE MBS	237,923	2,642,365	3,764,102	3,074,564	9,718,954	8,708,050
State or local housing agency obligations	—	—	—	24,179	24,179	—
Total available-for-sale securities	678,406	5,439,105	3,764,102	3,176,006	13,057,619	11,753,453
Held-to-maturity securities:
State or local housing agency obligations	—	—	30,895	—	30,895	35,855
GSE MBS	—	28,423	1,557	158,951	188,931	228,941
Total held-to-maturity securities	—	28,423	32,452	158,951	219,826	264,796

Total securities	1,021,377	5,555,418	3,801,843	3,338,770	13,717,408	12,926,857

Interest-bearing deposits	2,142,423	—	—	—	2,142,423	1,604,989

Federal funds sold	3,575,000	—	—	—	3,575,000	2,080,000

Securities purchased under agreements to resell	5,150,000	—	—	—	5,150,000	3,875,000
TOTAL INVESTMENTS	$11,888,800	$5,555,418	$3,801,843	$3,338,770	$24,584,831	$20,486,846

Weighted average yields[1]:
Available-for-sale securities	2.77%	2.93%	4.28%	4.69%
Held-to-maturity securities	—%	2.97%	2.65%	1.71%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 32 and 33 present the carrying value of our investments by rating as of December 31, 2024 and 2023 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 32

	12/31/2024
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$437,032	$1,705,391	$—	$2,142,423

Federal funds sold[2]	—	1,675,000	1,900,000	—	3,575,000

Securities purchased under agreements to resell[3]	—	2,500,000	250,000	2,400,000	5,150,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,237,223	—	—	3,237,223
GSE debentures	—	17,884	—	—	17,884
State or local housing agency obligations	55,074	—	—	—	55,074
Total non-mortgage-backed securities	55,074	3,255,107	—	—	3,310,181
Mortgage-backed securities:
U.S. obligation MBS	—	77,263	—	—	77,263
GSE MBS	—	10,329,964	—	—	10,329,964
Total mortgage-backed securities	—	10,407,227	—	—	10,407,227

TOTAL INVESTMENTS	$55,074	$18,274,366	$3,855,391	$2,400,000	$24,584,831

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $43.3 million at December 31, 2024.
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

Table 34 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2024 and 2023 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 43 and 44 under Part I, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 34

	12/31/2024	12/31/2023
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$17,884	$288,438
Non-mortgage-backed securities	17,884	288,438
Mortgage-backed securities:
Fixed rate	412,977	609,139
Variable rate	9,102	11,031
Mortgage-backed securities	422,079	620,170
Total trading securities	439,963	908,608
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,261,402	2,937,868
Non-mortgage-backed securities	3,261,402	2,937,868
Mortgage-backed securities:
Fixed rate	4,996,621	3,727,446
Variable rate	4,799,596	5,088,139
Mortgage-backed securities	9,796,217	8,815,585
Total available-for-sale securities	13,057,619	11,753,453
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	30,895	35,855
Non-mortgage-backed securities	30,895	35,855
Mortgage-backed securities:
Fixed rate	15,915	23,650
Variable rate	173,016	205,291
Mortgage-backed securities	188,931	228,941
Total held-to-maturity securities	219,826	264,796
TOTAL	$13,717,408	$12,926,857

Deposits: Total deposits increased 31.5 percent, from $0.8 billion at December 31, 2023 to $1.0 billion at December 31, 2024. Deposit programs are offered primarily to facilitate customer transactions with us, and all deposits are uninsured. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Deposits are typically in overnight or demand accounts that generally re-price daily based upon a market index such as the overnight Federal funds rate. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during future periods if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at members, or if depositor investment options improve as interest rates change. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and have been able to replace any reduction in deposits with similarly or even lower priced borrowings.

Table 35 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands).

Table 35

	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$431,285	5.06%	$332,442	4.94%	$429,345	1.29%
Demand deposits	337,443	4.71	306,434	4.62	318,282	1.23

Consolidated Obligations: Consolidated obligations are the joint and several debt obligations of the FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. We use debt with a variety of maturities and option characteristics to manage our interest rate risk profile. For further discussion, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.” We make extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

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

Table 36 presents the carrying value of consolidated obligation bonds and discounts notes as of December 31, 2024 and 2023 (in thousands).

Table 36

	12/31/2024	12/31/2023
Bonds:
Par value	$56,060,550	$49,409,390
Premiums	12,044	12,874
Discounts	(3,054)	(3,108)
Concession fees	(12,085)	(11,424)
Hedging adjustments	(192,949)	(360,243)
Total bonds	55,864,506	49,047,489
Discount Notes:
Par value	14,518,446	20,903,145
Discounts	(101,891)	(157,163)
Concession fees	(345)	(420)
Hedging adjustments	837	(2,313)
Total discount notes	14,417,047	20,743,249
TOTAL	$70,281,553	$69,790,738

Total consolidated obligations increased $0.5 billion, or 0.7 percent, from December 31, 2023 to December 31, 2024. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 70.3 percent and 29.7 percent, respectively, at December 31, 2023 to 79.5 percent and 20.5 percent at December 31, 2024, respectively. Management increased issuance of floating rate debt due to favorable funding spreads and increased demand from investors. Callable bonds outstanding declined from $22.9 billion at December 31, 2023 to $17.0 billion at December 31, 2024 primarily due to calls or maturities of swapped callable bonds. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we typically call the hedged bond. Unswapped callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. For a discussion on yields and spreads, see Table 8 under this Item 7. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

We often execute derivatives concurrently with the issuance of consolidated obligations to create synthetic variable rate debt at a cost that is lower than funding alternatives and comparable variable rate cash instruments issued directly by us. This alters the characteristics of our liabilities to more closely match the term and/or repricing characteristics of our assets. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and short-term fixed rate assets. It also allows us, in some instances, to offer a wider range of advances at more attractive terms than would otherwise be possible. Swapped consolidated obligation transactions depend on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may adjust the types or terms of the consolidated obligations issued and derivatives utilized to better match assets, meet customer needs, and/or improve our funding costs.

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2025 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

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

The notional amount of total derivatives outstanding was relatively unchanged between periods, at $51.5 billion at December 31, 2023 and $52.0 billion at December 31, 2024. Notable shifts include decreases in interest rate swaps hedging callable fixed rate bonds, offset by increases in interest rate swaps hedging putable advances, interest rate caps, and basis swaps. The decline in interest rate swaps hedging callable bonds reflects the bond issuance shift discussed previously, and the increase in interest rate swaps hedging putable advances reflects the increase in putable advances discussed previously. Interest rate caps are used to manage duration risk and convexity. The basis swaps are used to manage exposure to the relationships between the indices impacting our cost of funds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 43 and 44 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
We maintain high levels of liquidity to achieve our mission of serving as a dependable and economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain FHFA regulations and guidelines and in accordance with policies established by management and the board of directors. Our structure as a member-owned cooperative and business model enable us to manage the levels of our assets, liabilities, and capital in response to changes in member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors.

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

During the year ended December 31, 2024, proceeds from the issuance of bonds and discount notes (net of premiums and discounts) were $70.2 billion and $610.5 billion, respectively, compared to $52.2 billion and $481.2 billion for the year ended December 31, 2023. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio, and the increase between periods reflects the increase in assets and the composition shift as previously discussed. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and certificates of deposit. The short-term liquidity portfolio increased between periods, from $8.0 billion as of December 31, 2023 to $11.9 billion as of December 31, 2024. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

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

During the year ended December 31, 2024, advance disbursements totaled $252.8 billion compared to $907.0 billion for the prior year period which reflects the decline in on-balance liquidity needs of members, as previously discussed, and the decrease in short-term advance utilization compared to the prior year period. Periods with high short-term advance utilization typically have more frequent maturity and renewal activity, which results in higher cumulative disbursement and maturity amounts. Investment purchases (excluding overnight investments) totaled $2.5 billion in the year ended December 31, 2024 compared to $4.0 billion for the same period in 2023. Payments on maturing and retired consolidated obligation bonds and discount notes were $63.6 billion and $616.8 billion, respectively, for the year ended December 31, 2024 compared to $44.9 billion and $485.4 billion for the prior year period.

Capital: Total capital increased $209.1 million, or 5.4 percent, from December 31, 2023 to December 31, 2024 due to an increase in retained earnings in excess of dividends paid and, to a lesser extent, an increase in excess capital stock (see Table 38). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Excess stock represents the amount of stock held by a member in excess of that institution’s stock requirement. Upon reducing the Activity-based Stock Purchase Requirement, through a change to the capital plan, or through a reduction of advance, AMA or letters of credit balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our total assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we may repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member. Our current practices include periodic mandatory repurchases of excess Class A Common Stock and exchanging all excess Class B Common Stock over $50,000 per member for Class A Common Stock on a daily basis.

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

The increase in retained earnings from December 31, 2023 to December 31, 2024 is attributed to the net income for the year of $432.7 million, exceeding the $226.6 million payment of dividends in 2024. Dividends increased $5.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of higher dividend rates paid on both Class A Common Stock and Class B Common Stock. The JCE Agreement provides that we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. As of December 31, 2024, our level of restricted retained earnings represented approximately 0.69 percent of average outstanding consolidated obligations. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan see Item 1 – “Capital, Capital Rules and Dividends.”)

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion. See Item 1 – “Capital, Capital Rules and Dividends”. All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 37 as of December 31, 2024 and 2023 (dollar amounts in thousands):

Table 37

	2024		2023
	Count	Amount	Count	Amount
Commercial banks	521	$1,273,118	534	$1,340,879
Savings institutions	20	646,513	21	645,656
Credit unions	92	267,123	90	272,855
Insurance companies	29	443,491	28	346,843
CDFIs	4	1,360	4	1,450
Total GAAP capital stock	666	2,631,605	677	2,607,683
Mandatorily redeemable capital stock	5	3,225	3	247
TOTAL REGULATORY CAPITAL STOCK	671	$2,634,830	680	$2,607,930

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

Table 38 provides a summary of member capital requirements under our current capital plan as of December 31, 2024 and 2023 (in thousands):

Table 38

Requirement	12/31/2024	12/31/2023
Asset-based (Class A Common Stock only)	$187,495	$184,901
Activity-based (additional Class B Common Stock)[1]	2,030,000	2,182,176
Total Required Stock[2]	2,217,495	2,367,077
Excess Stock (Class A and B Common Stock)	417,335	240,853
Total Regulatory Capital Stock[2]	$2,634,830	$2,607,930

Activity-based Requirements:
Advances[3]	$1,879,698	$2,050,911
Letters of credit	18,857	18,122
AMA assets (mortgage loans)[4]	265,301	247,490
Total Activity-based Requirement	2,163,856	2,316,523
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	53,639	50,554
Total Required Stock[2]	$2,217,495	$2,367,077

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2024 and 2023.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $226.6 million for the year ended December 31, 2024 compared to $221.6 million for the same period in the prior year. The weighted average dividend rate for the year ended December 31, 2024 was 8.82 percent which represented a dividend payout ratio of 52.4 percent compared to a weighted average dividend rate of 8.47 percent and a payout ratio of 59.8 percent for the year ended December 31, 2023. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in December 2024 were based on income during the three months ended November 30, 2024. (See Part I, Item 1 – “Capital, Capital Rules and Dividends” for other factors that contribute to the level of dividends paid.)

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

Table 39

Applicable Rate per Annum	12/31/2024	09/30/2024	06/30/2024	03/31/2024
Class A Common Stock	4.75%	4.75%	4.75%	4.75%
Class B Common Stock	9.50	9.50	9.50	9.50
Weighted Average[1]	8.84	8.90	8.79	8.76
Dividend Parity Threshold:
Average effective overnight Federal funds rate	4.66%	5.27%	5.33%	5.33%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	2.66%	3.27%	3.33%	3.33%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 40 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2023:

Table 40

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

Off-Balance Sheet Arrangements: In the ordinary course of business, we engage in financial transactions that, in accordance with GAAP, are not recorded on the Statements of Condition or may be recorded on the Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For more information on our off-balance sheet arrangements, see Note 15 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

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

Our Risk Philosophy Statement, approved by our board of directors, establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement, also approved by our board of directors, defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. We accept a measured and managed amount of market risk while seeking to manage our risk exposure to business, compliance, credit, liquidity and operations risk to a low residual risk level. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our board of directors and senior management strive to ensure that there is a common understanding of our desired risk profile, which enhances the ability of both to make improved strategic and tactical decisions. Our monthly Risk Dashboard provides a holistic view of our risk profile and the means for reporting our key risk metrics as defined within our Risk Appetite Metrics document, which is also approved by our board of directors. The Risk Dashboard is intended to demonstrate, at an entity level, whether our enterprise risks are well controlled and normal operations are expected with standard board of directors’ involvement.

As part of our ERM program, entity-level risk assessment workshops are conducted with our management committees to identify and reach a general consensus on the primary risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other risk management strategies that might be implemented to better ensure alignment with our desired residual risk profile; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived residual risk. The results of these activities, including any risk strategies and action plans for enhancing risk management practices, are summarized in an annual risk assessment report, which is reviewed by the SRMC and approved by the board of directors.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. As previously noted, our board of directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the board of directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, is substantial and reflects a high level of director fiduciary responsibility and accountability. In addition to establishing the formal Risk Philosophy Statement, Risk Appetite Statement, Risk Appetite Metrics and reviewing the annual and business unit risk assessment results, our board of directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Executive Team, the SRMC, the Asset/Liability Committee, the Credit Underwriting Committee, the Market Risk Analysis Committee, the ORC, the Disclosure Committee, the Technology Committee, and the Model Risk Management Committee, oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. For a separate discussion of market risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk”.

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and market value of equity (MVE) sensitivity. For additional information on interest rate risk measurement, see Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”

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

Lending and AMA Activities – Credit risk with members arises largely as a result of our lending and AMA activities, which includes members’ CE obligations on conventional mortgage loans that we acquire through the MPF Program. We manage our exposure to credit risk on advances, letters of credit, and members’ CE obligations on conventional mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with credit enhancement sufficiency analysis, investment grade determination, and prudent collateralization.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral collateral exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2024.

Cleared Derivatives. We are subject to nonperformance by the clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the clearinghouse, exposes us to institutional credit risk if the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2024.

We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. In addition, we have our internal pricing model validated regularly by an independent consultant. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. For additional information on managing credit risk on derivatives, see Note 6 of the Notes to Financial Statements under Item 8.

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

We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout 2024.

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years. We were in compliance with these regulations at all times during the year ended December 31, 2024.

We generally maintained stable access to the capital markets throughout 2024. A Contingency Funding Plan allows us to maintain sufficient liquidity in the event of operational disruptions at FHLBank, the Office of Finance, or in the capital markets. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

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

With respect to advances, letters of credit, and SBPAs, credit practices are impacted by certain triggers based on the member’s or housing associate’s financial performance (or the ratings of bonds underlying SBPAs) as defined in detail in our policies and/or the appropriate agreements. For collateral requirements designed for our credit products, see Notes 1, 4 and 15 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2024 and 2023, we were a party to, or participated in, 36 SBPAs with principal commitments of $1.0 billion for both periods. We were not required to purchase any bonds under any agreements during the year ended December 31, 2024 or 2023.

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

For additional discussions of general business risk, legislative and regulatory business risk and strategic business risk, see Item 1A – “Risk Factors.”

Joint and Several Liability - Although we are primarily liable for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. For additional information regarding FHLBank’s joint and several liability, see Item 1 – “Business – Debt Financing – Consolidated Obligations” and Note 8 of the Notes to Financial Statements under Item 8.

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

Systems Malfunctions and Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (and our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new or anticipated projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide security program. The goal of our enterprise security program is to maintain a security framework such that: (1) physical and information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) physical and information assets and information systems are available when needed; and (4) cybersecurity threats or other information security risks are identified, monitored, and addressed through our enterprise information security program. For additional information on cybersecurity and cybersecurity threats, see Item 1C – “Cybersecurity.”

Man-made or Natural Disasters - We manage the risk of business disruption and systems failure due to man-made or natural disasters by having in place at all times a business resiliency plan, the purpose of which is to provide contingency plans for situations where operations cannot be carried out in their normal manner. We maintain an alternate data center that is geographically located far enough from our primary data center to reduce the possibility of both data centers being impacted by the same event. We also maintain an off-site business resumption center which includes computer equipment, office space, supplies, and other resources to allow our employees to resume operations if our headquarters is inaccessible. Our on-site power generators support both the alternate data center and business resumption center in case of total power failure. Business partners may also resume operations by working remotely in situations where our headquarters is inaccessible. Comprehensive business resiliency exercises utilizing the alternate data center and business resumption center are conducted routinely and vary in scope and duration to simulate various types of disruptions. The disaster recovery plans are reviewed and updated annually. We also have a reciprocal back-up agreement in place with FHLBank Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank Boston’s members. We complete an annual test of this agreement with FHLBank Boston to ensure the process and related systems are functioning properly. We also maintain a funds transfer contingency agreement with FHLBank Boston that is tested annually, which authorizes either FHLBank Topeka or FHLBank Boston to process wire transfers for the other during a contingency situation.

Internal or External Fraud - Our Anti-Fraud Policy, which includes our Whistleblower Procedures, along with our Anti-Money Laundering Policy, forms the foundation of our Fraud Awareness Program. Our Fraud Awareness Program establishes our methodology or framework for preventing, detecting, deterring, reporting, remediating, and punishing suspicious activities, money laundering activities, dishonest activities, violations of the Code of Ethics and other fraudulent activities that could create risks for us or undermine the public’s confidence in the integrity of our activities. Employees may submit good faith complaints or concerns regarding accounting or auditing matters, fraud concerns, potential wrongdoing or violations of applicable securities laws and regulations, or violations of the Commodity Exchange Act and relevant implementing regulations to management or our anonymous reporting service without fear of dismissal or retaliation of any kind. We are committed to achieving compliance with all applicable securities laws and regulations, the Commodity Exchange Act and relevant implementing regulations, accounting standards, accounting controls and audit practices. Decisions to prosecute or refer fraud investigation results to the appropriate law enforcement or regulatory agencies for independent investigation shall be made in conjunction with legal counsel and appropriate senior management, as will final decisions on disposition of the case.

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 of the Notes to Financial Statements under Item 8 – "Financial Statements and Supplementary Data".

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

Duration of Equity: Durations of equity (DOE) aggregates the estimated sensitivity of market value for each of our financial assets and liabilities to changes in interest rates. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives, indicating a degree of interest rate risk exposure in a rising interest rate environment. A negative DOE results in the opposite scenario, indicating a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. A decline in market value does not necessarily translate directly into a decline in income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing the sensitivity of our market value to changes in interest rates provides a measure of the interest rate risk we take.

Under the RMP, our base case DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the FHFA requires that the FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a positive non-zero boundary on post-shock interest rates, no additional calculations are necessary to meet this FHFA requirement when applicable. When DOE exceeds the limits established by the RMP, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, or other derivatives; (2) the sale of assets; or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed.

Table 41 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 41

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2024	2.0	1.9	0.7
09/30/2024	2.7	2.5	1.5
06/30/2024	2.7	2.4	1.5
03/31/2024	3.3	2.3	1.3
12/31/2023	3.3	2.1	1.2
09/30/2023	3.2	2.2	1.9
06/30/2023	2.3	1.6	2.0
03/31/2023	1.8	1.8	2.4

The primary factors contributing to the net changes in duration from December 31, 2023 to December 31, 2024 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable rate CMOs and their effective cap levels; (2) the relative percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including the addition of interest rate cap positions. The increase in longer-term interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration lengthening from the variable rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during the period, leading to the less asset sensitive DOE level in the +200 interest rate shock scenario.

In addition, the relative changes in interest rates and mortgage rates during the period caused the mortgage loan portfolio contribution to duration to change less than the associated liabilities, contributing to the decrease in the asset sensitive DOE profile in the base case scenario and the -200 interest rate shock scenario. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios.

The change in interest rates during the period generally lengthens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The decline in advances during the period generated a marginally larger contribution and an overall modest net duration profile change from the mortgage loan and unswapped callable bond portfolios. This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. With the increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and lock-out periods (generally six months and greater). Generally, changes in the profile of the liability portfolio corresponds with the expected duration profile of the fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including changes in interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.2 months and 1.3 months for December 31, 2024 and 2023, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 42 presents MVE as a percent of TRCS. As of December 31, 2024, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of December 31, 2024 (see Table 38 under this Item 7) contributed to the MVE levels as of December 31, 2024. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 42

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2024	148	153	158
09/30/2024	148	156	161
06/30/2024	142	149	155
03/31/2024	147	155	161
12/31/2023	145	153	157
09/30/2023	136	144	150
06/30/2023	143	148	154
03/31/2023	143	148	154

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

Table 43

12/31/2024
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$12,541,236	$2,387
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	20,500	181
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,095,200	(1,397)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	581,304	1,107
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	8,730	11
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,300,000	641
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	5,128,426	37,078
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	18,000	2
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	419,438	7,198
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	34,524	(43)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	7,247,448	(7)
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,969,182	9
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Economic Hedge	198,705	(5)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,642,000	(34,414)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	7,355,000	(125,425)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	500,000	(70)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	823,000	(39,065)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Economic Hedge	1,750,000	16,941
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	2,604,000	4,181
Cost of funds or asset	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	750,000	6
TOTAL				$51,986,693	$(130,684)

Table 44

12/31/2023
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$11,315,760	$(2,205)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	113,400	4,215
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,071,800	(9,227)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	201,138	834
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	52,141	7
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,050,000	(4,065)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,766,473	48,363
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	293,000	(26)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	628,027	20,659
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	304,000	698
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	41,641	128
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	5,261,131	453
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	3,727,296	911
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,599,000	(18,313)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	14,797,000	(241,011)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,312,000	(72,918)
TOTAL				$51,533,807	$(271,497)

Item 8: Financial Statements and Supplementary Data
The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-59 of this Form 10‑K.
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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

PART III

Item 10: Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
The following sets forth the executive officers who served during the period from January 1, 2024 through the date of this annual report on Form 10-K.

All executive officers are “at will” employees. All executive officers, other than the Chief Audit Executive (CAE) and the CRO, may be removed from office or discharged by the board of directors or the President and CEO with or without cause. The CAE may be removed from office, with or without cause, only with the approval of the Audit Committee. The CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.
Table 45

Executive Officer	Age	Position Held
Jeffrey B. Kuzbel	58	President and Chief Executive Officer
Carl M. Koupal, III	41	Executive Vice President, Chief Mission Officer / Chief Legal Officer and Corporate Secretary
Philip D. Bacchus	44	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Brian J. Dreher	53	Senior Vice President, Chief Information Officer
Lance W. Liby	54	Senior Vice President, Chief Business Officer
Thomas E. Millburn[1]	54	Senior Vice President, Chief Audit Executive
Martin L. Schlossman, Jr.	56	Senior Vice President, Chief Risk Officer
Amy J. Crouch[2]	49	First Vice President, Chief Accounting Officer
__________
1    Although Mr. Millburn is a non-voting member of FHLBank's executive team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Exchange Act because he is not in charge of a principal business unit, division or function, nor does he perform a policy making function.
2    Ms. Crouch served as FHLBank's Principal Financial Officer until December 1, 2024.

Except as otherwise indicated below, each officer has been engaged in the principal occupation listed above for at least five years:

Jeffrey B. Kuzbel became President and CEO in January 2024, after serving as Executive Vice President (EVP) and CFO starting in January 2022, and Senior Vice President (SVP) and CFO starting in April 2021. Prior to joining FHLBank in 2021, Mr. Kuzbel served as LIBOR Transition Executive at Capital One Financial from 2019 to March 2021; Treasury & Balance Sheet Management CFO at Capital One Financial from 2016 through 2018; Managing Vice President, Balance Sheet Management, at Capital One Financial from 2013 through 2015; Vice President, Balance Sheet Strategy from 2010 through 2012; and Senior Director, Treasury Finance & Analytics during 2009. Prior to his tenure at Capital One Financial, Mr. Kuzbel served as Lead Director – Market Risk Management for Freddie Mac, as Vice President – Fixed Income Portfolio Management and Trading at Advanced Investment Management, Inc., and as Head of Investments at the Federal Home Loan Bank of Pittsburgh.

Carl M. Koupal, III, became EVP and Chief Mission Officer/Chief Legal Officer (CMO/CLO), Corporate Secretary in July 2024, after serving as EVP and Chief Legal and Ethics Officer, Corporate Secretary starting in January 2024, and as SVP and Chief Legal and Ethics Officer since October 2022. Mr. Koupal is responsible for overseeing FHLBank’s Legal Services, Housing and Community Development, Government and Industry Relations, Corporate Communications, Corporate Governance, and, on an interim basis, Corporate Services activities. Mr. Koupal previously served as Chief Compliance and Ethics Officer & General Counsel, Corporate Secretary starting in October 2021; First Vice President, Associate General Counsel, Director of Legal Services and Compliance, Corporate Secretary from April 2018 to October 2021; and as Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary from March 2016 through March 2018. Mr. Koupal joined FHLBank in 2008 as a Law Clerk and was promoted to Staff Attorney in 2009; Legal and Compliance Officer in 2011; Assistant Vice President, Assistant General Counsel, Director of Compliance and Assistant Corporate Secretary in 2014; and Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary in 2016.

Philip D. Bacchus became SVP and CFO in August 2024. Mr. Bacchus is responsible for overseeing FHLBank’s Finance, Strategy, and Innovation Division, which includes Accounting, Capital Markets, and Strategy, Innovation, and Planning activities. Prior to joining FHLBank in 2024, Mr. Bacchus served as Senior Vice President and Treasurer at American Savings Bank, Honolulu, Hawaii, from 2019 to August 2024; and served in various treasury and balance sheet management roles at Capital One Financial from 2006 to 2017.

Brian J. Dreher became SVP and CIO in January 2022, after serving as Vice President and Director of IT Infrastructure & Operations starting in 2014. Mr. Dreher is responsible for FHLBank’s Information Technology activities, including IT governance, application solutions delivery, information security, infrastructure, and operations. He served as Vice President, Assistant Director of Information Technology from 2010 to 2014, and Vice President and Software Development Manager from 2004 to 2010. He joined FHLBank in 1998.

Lance W. Liby became SVP and Chief Business Officer in April 2024. Mr. Liby is responsible for overseeing FHLBank’s Product Administration and Lending, Product Development and Research, Sales, Member Solutions, and Wire Services activities. Mr. Liby previously served as First Vice President, Chief Credit Officer from January 2017 to March 2024. He joined FHLBank in 2013. Prior to joining FHLBank, Mr. Liby served as vice president at Mortgage Liquidity Solutions from 2011 to 2013 and was the Senior Manager of Credit Risk at U.S. Central Federal Credit Union from 2003 to 2011.

Thomas E. Millburn became SVP, CAE in March 2016. Mr. Millburn is responsible for overseeing FHLBank’s Internal Audit activities. Mr. Millburn previously served as SVP, Chief Internal Audit Officer from March 2011 to March 2016 and Senior Vice President, Director of Internal Audit from December 2010 to March 2011. Mr. Millburn joined FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999, Vice President in 2000 and First Vice President in March 2004.

Martin L. Schlossman, Jr. became SVP, CRO in March 2017, after serving as Interim CRO starting in January 2017. Mr. Schlossman is responsible for overseeing FHLBank’s Credit, Market Risk Analysis, and Operations Risk and Compliance activities. Mr. Schlossman previously served as Senior Vice President, Associate CRO from March 2012 through December 2016. He joined FHLBank in November 2000 as an Enterprise Risk Analyst and was promoted to Planning Officer in December 2001, Assistant Vice President in March 2004, Vice President in June 2005, and First Vice President in March 2009. He was named Associate CRO in June 2010 and was promoted to Senior Vice President in March 2012.

Amy J. Crouch became First Vice President and Chief Accounting Officer and FHLBank’s Principal Accounting Officer in January 2023. She was named Interim Principal Financial Officer from January 2024 through November 2024. Ms. Crouch is responsible for FHLBank’s Accounting activities, including financial reporting. Ms. Crouch previously served as Vice President, Director of Financial Reporting since September 2011, and as SEC Reporting and Compliance Manager from April 2008 to September 2011. She joined FHLBank in 2005 as SEC Reporting and Compliance Accountant.
Directors
The Bank Act, as amended by the Recovery Act, mandates that an FHLBank’s board of directors consists of 13 directors or such other number as the Director of the FHFA deems appropriate. Further, the Bank Act categorizes directorships into two categories: “member” directors and “independent” directors. A majority of directors are required to be member directors and at least two-fifths are required to be independent directors. Each director must be: (1) a citizen of the United States; and (2) either a bona fide resident in our district or serve as an officer or director of a member located in our district. Under the FHFA regulations, new and re-elected directors serve four-year terms; subject to adjustment by the FHFA to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director who was term-limited may be re-elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. The FHFA Director designated for 2024 and our board of directors currently consists of 17 directors, 10 of whom are member directors and seven of whom are independent directors

Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

Member directorships are designated to each of the four states in our district and each of our members is entitled to nominate and vote for candidates representing the state in which the member’s principal place of business is located as of December 31 of the calendar year immediately preceding the election year (Record Date). To qualify as a nominee for a member directorship, a nominee must be an officer or director of a member located in the state to which the director of the FHFA has allocated the directorship, and such member must meet all minimum capital requirements established by its appropriate Federal banking agency or appropriate state regulator. Member directors are nominated by members located in the state to which the member directorship is assigned, based on a determination by the nominating institution that the nominee possesses the applicable experience, qualifications, attributes and skills to qualify the nominee to serve as an FHLBank director, without any participation from our board of directors. Following the nomination process, a member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of capital stock that were required to be held by all members in that state as of the Record Date for voting.

Each of our member directors meets the required qualifications and, as such, each is an officer or director of a member in the respective state from which they were nominated and elected.

Independent directors are nominated by the board of directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the FHFA for review. In nominating independent directors, our board of directors may consider an individual’s current and prior experience on the board of directors, the qualifications of the nominee, and the skills and experience most likely to add strength to the board of directors, among other skills, qualifications and attributes. FHFA regulations require us to encourage the consideration of diversity in nominating or soliciting nominees for positions on our board of directors. Pursuant to our Procedures for Identifying and Evaluating Candidates for Independent Directorships and Filling Vacant Directorships, our board of directors will consider diversity in nominating independent directors and in electing member directors when the board of directors is permitted to elect or appoint member directors in the event of a vacancy, and in evaluating potential director candidates, the board of directors may also identify appropriate criteria that will promote appropriate diversity on the board of directors and help meet our strategic needs, including desired skill sets, experience, residence, ability to devote sufficient time to service on the board of directors, and background. If our board of directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If our board of directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. Our board of directors has adopted procedures for the nomination and election of independent directors, consistent with the requirements of the Bank Act and FHFA regulations.

On November 5, 2024, Kyle J. Heckman from the state of Colorado and Christopher D. Wente from the state of Kansas were each declared elected as member directors, and Milroy A. Alexander from the state of Colorado and Lynn Jenkins from the state of Kansas were declared elected as independent directors of FHLBank’s board of directors. Each of the directors elected in 2024 will serve four-year terms expiring December 31, 2028.

Table 46 sets forth certain information regarding each of our directors as of the filing date of this annual report on Form 10-K.
Table 46

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Milroy A. Alexander	75	Independent	January 2015	December 2028	(a), (b), (c) Vice Chair, (e)
Steven G. Bradshaw	65	Member	January 2024	December 2027	(b), (f)
Kyle J. Heckman	46	Member	January 2025	December 2028	(a), (d)
Thomas E. Henning	71	Independent	January 2023	December 2026	(a), (b) Chair, (c), (d)
Michael B. Jacobson	71	Member	January 2022	December 2025	(d), (f)
Lynn Jenkins	61	Independent	July 2019	December 2028	(a), (e), (f)
Holly Johnson	61	Independent	January 2016	December 2027	(a) Chair, (c), (d)
Barry J. Lockard	59	Member	January 2019	December 2026	(b), (c) Chair
Craig A. Meader	67	Member	January 2020	December 2027	(a), (e), (f) Chair Designate
Jeffrey R. Noordhoek	59	Independent	July 2020	December 2025	(b), (f)
Mark J. O’Connor	60	Member	May 2011	December 2025	(c), (e), (f) Chair
Carla D. Pratt	56	Independent	January 2023	December 2026	(b), (e)
Douglas E. Tippens	70	Member	January 2015	December 2026	(a), (b), (c), (d) Chair
Gregg Vandaveer	72	Member	January 2024	December 2027	(e), (f)
Paul E. Washington	55	Independent	July 2021	December 2025	(c), (d), (e) Chair
Christopher D. Wente	49	Member	January 2025	December 2028	(e), (f)
Lance L. White	50	Member	January 2023	December 2026	(b),(d)

1    Board of Director committees are as follows: (a) Audit; (b) Compensation, People and Inclusion; (c) Executive; (d) Risk Oversight; (e) Mission and Governance; and (f) Operations.
Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving non-profit housing organizations and a residential and commercial redevelopment authority for a former air force base. He has been board Chair of Northeast Denver Housing Center for the last 25 years. He is the former board chair of the Lowry Redevelopment Authority and a former board member of the National Council of State Housing Agencies, the Municipal Securities Rulemaking Board, Rose Community Foundation, and numerous other organizations. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The board of directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 21 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO; his certification as a certified public accountant (CPA); his more than 11 years as an auditor with Touche Ross & Co. (now Deloitte); his past service on the audit committees of many organizations, his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and risk management practices when making his nomination.

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

Kyle J. Heckman has served as chairman of Flatirons Bank since September 2024 where he previously served as chairman and CEO for nearly 15 years. Although the board of directors did not participate in Mr. Heckman’s nomination since he is a member director, he earned a Bachelor of Arts in Economics, a Bachelor of Science in Business Administration with an emphasis in finance and an MBA from the University of Colorado at Boulder. Heckman previously served on the board of directors and audit committee of the Federal Reserve Bank of Kansas City for two three-year terms. He was an appointed council member of the Federal Reserve Bank’s regional Community Depository Institutions Advisory Council (CDIAC) for five years.

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

Lynn Jenkins has been a partner at LJ Strategies since January 2019. Ms. Jenkins worked as a CPA for 16 years before launching a career in public service. Ms. Jenkins served as Treasurer of the State of Kansas and was subsequently elected to serve five terms in the U.S. House of Representatives. She currently serves on the boards of directors for American Century Investments Mutual Funds and previously served on the board of directors of MGP Ingredients, Inc. The board of directors considered Ms. Jenkins' qualifications, skills and attributes, including her role as a member of the U.S. House of Representatives, including service in leadership roles and on the House Financial Services Committee and the House Ways and Means Committee; her role as the Treasurer of the State of Kansas; her experience as a CPA and at public accounting firms; her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and the law, when making her nomination.

Holly Johnson, a Chickasaw citizen and CPA, owns a tribal consulting company providing services to the Chickasaw Nation in the area of administrative support and policy development. She served as Secretary of the Department of Treasury for the Chickasaw Nation from October 2012 to December 2019, where she was responsible for all finance and accounting functions. From October 2010 to September 2012, she served as the Administrator of Planning and Organizational Development for the Chickasaw Nation. From August 2003 to October 2010, she served as an Elected Tribal Legislator for the Pontotoc District. Ms. Johnson serves as a trustee of the Chickasaw Foundation and is a past trustee of the Ada City Schools Foundation and the Chickasaw Nation's 401(k) plans, a past board member of the Ada Chamber of Commerce, a member of the Oklahoma State University School of Accounting Executive Advisory Board, and a former appointed commissioner of the Oklahoma Ethics Commission. She represented Indian Tribal Governments on the Advisory Committee of the Internal Revenue Service. The board of directors considered Ms. Johnson's qualifications, skills and attributes, including her role as Secretary for the Department of Treasury for the Chickasaw Nation; her experience as a CPA and at public accounting firms; her experience in and knowledge of auditing and accounting, financial management, organizational management, project development and risk management practices, when making her nomination.

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

Carla D. Pratt has served as the Ada Lois Sipuel Fisher Chair in Civil Rights, Race, and Justice in Law at the University of Oklahoma College of Law since May 2022. Prior to her current position she served as Dean and Professor of Law at Washburn University School of Law in Topeka, Kansas, from July 2018 to May 2022. Prior to joining Washburn University School of Law, she served various faculty and administrative roles at Penn State’s Dickinson School of Law beginning in July 2000. Prior to joining academia, she practiced insurance law and commercial litigation. The board of directors considered Ms. Pratt’s qualifications, skills and attributes, including her position as former Dean and Professor of Law at Washburn University School of Law; her service as an Associate Justice of the Standing Rock Sioux Supreme Court; her service on the accrediting body that is authorized by the U.S. Department of Education to accredit American law schools; her experience and deep understanding of diversity and inclusion issues and initiatives; her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, risk management practices, and the law, when making her nomination.

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

Christopher D. Wente has served as president and CEO of Golden Belt Bank since 2017. Although the board of directors did not participate in Mr. Wente’s nomination since he is a member director, he earned a Bachelor of Science degree in industrial engineering from Kansas State University and is a 2014 graduate of the Graduate School of Banking at Colorado. Mr. Wente has served as a director for Banker’s Bank of Kansas since 2022, on the Hays Medical Center board of directors since 2024, as a member of the KBA Bank Management committee, and as a board member of the Ellis County Coalition for Economic Development.

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

Relationships, Arrangements and Involvement in Certain Legal Proceedings
There are no family relationships among any of our directors or executive officers. Except as described above, none of our directors holds directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which that director or executive officer was selected. No director or executive officer of FHLBank has been involved in any legal proceeding during the past ten years that would affect the integrity or ability of such director or nominee to serve in such capacity, including any proceedings identified in Item 401(f) of Regulation S-K.

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions), employees, and Affordable Housing Advisory Council members. Our Code of Ethics is filed as an exhibit to reports we file with the SEC and has been posted on our website at www.fhlbtopeka.com/board-governance. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the CMO/CLO of FHLBank at 500 SW Wanamaker, Topeka, Kansas, 66606.
Audit Committee Financial Expert
Our board of directors has a separately-designated, standing audit committee, which consists of Holly Johnson (Chair), Milroy A. Alexander, Kyle J. Heckman, Thomas E. Henning, Lynn Jenkins, Craig A. Meader, and Douglas E. Tippens.

The board of directors has determined that Holly Johnson is an “audit committee financial expert” as that term is defined under SEC regulations. Ms. Johnson is “independent” in accordance with the Nasdaq Independence Standards (defined under Item 13 below) for audit committee members, as those standards were applied by our board of directors.

The Compensation, People and Inclusion Committee Report is included following the Compensation Discussion and Analysis in Item 11 - “Executive Compensation.”

Insider Trading Policy
FHLBank is cooperatively owned. Our member institutions (and, in limited circumstances, our former member institutions) own our capital stock. No individuals (including our directors, officers and employees) may own our capital stock.

Our capital stock can only be acquired, redeemed, or repurchased at par value of $100 per share. Our capital stock is not publicly traded, and no market mechanism exists for the disposition of our capital stock outside our cooperative structure. Members must purchase and maintain capital stock in FHLBank as a condition of membership and may be required to purchase additional stock to transact advances, MPF and/or letters of credit activity with us. Transactions in our capital stock are governed by applicable regulatory requirements and FHLBank’s Capital Plan (included as Exhibit 4.1 to this Form 10-K).

In addition to FHLBank’s cooperative structure, FHLBank’s primary source of funding is the issuance of debt securities, which are consolidated obligations issued as bonds and discount notes, that are sold by dealers to investors in the public. FHLBank therefore has adopted an Insider Trading Policy aimed at promoting compliance with insider trading laws, rules, and regulations applicable to FHLBank. FHLBank believes that this policy and the related procedures are reasonably designed to promote compliance with insider trading laws, rules, regulations, and applicable listing standards. This policy is filed as Exhibit 19.1 to this Form 10-K.

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

The named executive officers in 2024 were: (1) Jeffrey B. Kuzbel, President and CEO; (2) Sonia R. Betsworth, EVP and Chief Administrative Officer (CAO); (3) Carl M. Koupal, III, EVP and CMO/CLO; (4) Martin L. Schlossman, Jr., SVP and CRO; (5) Philip D. Bacchus, SVP and CFO; and (6) Amy Crouch, First Vice President (FVP) and Chief Accounting Officer (each a “Named Executive Officer” or “NEO” and, collectively, the “Named Executive Officers” or “NEOs”). Ms. Betsworth retired from FHLBank in Feburary 2025 after 42 years of service.

In determining the appropriate total compensation package for our NEOs for 2024, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2024, we provided competitive compensation opportunities for our NEOs based in part on adjustments to base salary in line with our Executive Pay Philosophy and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. With the exception of the Chief Accounting Officer, all NEOs participated in the EICP. The Chief Accounting Officer participated in our Short-Term Incentive Compensation Plan (STIP), which does not include a deferral component. The achievement of both short- and long-term goals translated to above target incentive awards earned by our NEOs in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation, People and Inclusion Committee of the board of directors (Compensation Committee) oversees the compensation of the NEOs. The Compensation Committee’s responsibilities in 2024 included:
▪Advising the board of directors on the establishment of appropriate compensation, incentive and benefits programs, including the recommendation of performance goals for the EICP;
▪Approving the base salaries for NEOs, other than the CEO, as recommended by the CEO;
▪Approving the annual and deferred cash incentive awards of the NEOs; and
▪Recommending to the board of directors the base salary, including any salary adjustments, of the CEO.

Shareholder Advisory Vote on Executive Compensation: Directors are elected as described under Item 10 - “Directors, Executive Officers and Corporate Governance.” As such, we do not engage in a proxy process and have not otherwise engaged in any activity that would require a consent solicitation of our members. Accordingly, there is no shareholder advisory vote on executive compensation in determining our compensation policies and decisions.

Elements of Executive Compensation: To implement our compensation objectives, the elements of our 2024 compensation program for the NEOs included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP or STIP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer cash-incentive opportunities and certain retirement benefits to keep our compensation packages competitive relative to the market and to offset the value of compensation that labor-market competitors might offer through equity-based compensation programs.

As required by Item 402(x) of Regulation S-K, we provide the following discussion of the timing of equity awards in relation to the disclosure of material nonpublic information (MNPI). During the year ended December 31, 2024, none of the NEOs were awarded stock options or similar awards and we did not time the disclosure of MNPI for the purpose of affecting the value of executive compensation.

Use of Benchmarks: We believe a key to attracting and retaining highly qualified executive officers is the identification of the appropriate peer groups within which we compete for executive talent. We have historically recruited nationally, both within and outside of the FHLBank System, in our efforts to attract highly qualified candidates for the NEO positions. To ensure that we are offering competitive compensation to retain our NEOs, the board of directors (through the Compensation Committee) periodically retains compensation consultants to assist with comparative analyses of the NEOs’ total compensation through a review of survey data reflecting potential comparator benchmarks for total compensation. Our Compensation Committee has used the survey data as guideposts, in conjunction with our pay philosophy, in considering and determining competitive levels of base salary and total compensation for our NEOs among other factors as described above.

For 2024 compensation, the Compensation Committee considered the competitiveness of the total compensation paid to our NEOs by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (“McLagan”).

The Compensation Committee generally considers a market composite benchmark when making pay decisions regarding the NEOs. The market composite benchmark created by McLagan is calculated by considering publicly available proxy data for regional and community banks with assets between $20 billion and $65 billion and other FHLBanks. Additionally, in calculating the market composite benchmark, for the commercial banks' peer group, Divisional Heads are used as the relevant comparison at the median. For the other FHLBanks' peer group, overall Functional Heads are used at the median.

The following is a list of regional and community banks with $20 billion to $65 billion in assets, which is a component of the market peer group used for the 2024 compensation benchmarks:

Ameris Bank	Frost - Banking, Investments, Insurance
Associated Bank	Fulton Financial
Atlantic Union Bankshares Corporation	Glacier Bancorp, Inc.
Banc of California, Inc.	Hancock Whitney Corporation
Bank of Hawaii	MidFirst Bank
Bank OZK	Old National Bank
BOK Financial Corporation	Pinnacle Financial Partners, Inc.
Cadence Bancorp	Simmons First National Corporation
Cathay General Bancorp	South State Corporation
City National Bank of Florida	Synovus
Commerce Bank	Texas Capital Bank
Customers Bancorp, Inc.	UMB Financial Corporation
Eastern Bank	Umpqua Holding Corporation
First Hawaiian Bank	United Bank - VA
First Interstate BancSystem Inc.	United Community Banks, Inc.
FirstBank Holding Company	Valley National Bank
FNB Omaha	Wintrust Financial Corp.

The intent to remain competitive with other FHLBanks and consider a broader select group of financial services institutions reflects our belief that the knowledge and skills necessary for effective performance of our NEOs’ duties may be developed through experience at a variety of other financial services institutions. While we recognize that Topeka’s geographic location may be a disadvantage in attracting executives, we generally view it as a positive factor in retaining executives.

The FHLBank-based survey data is considered a primary peer group. For each of the FHLBank-based and market-based peer groups (i.e., the survey data), the Compensation Committee considered the 25th percentile, 50th percentile (i.e., median) and 75th percentile compensation ranges for analyzing executive positions similar to those of our NEOs in assessing the competitiveness of our total compensation for the NEOs. The Compensation Committee generally strives to establish annual base salary and incentive compensation opportunities for our NEOs in the median range of the survey data reviewed assuming target level performance would be achieved. The ultimate compensation determined appropriate in any given year, however, will depend on the scope of a NEO’s responsibilities as compared to similar positions within our identified peer group(s), the experience and performance of the individual NEO, and our overall performance. While survey information is one factor in setting compensation for our NEOs, surveys are not the sole governing factor and independent decisions by the Compensation Committee are necessary to make compensation consistent with our financial condition, pay philosophy and future prospects.

Annual Base Salary: A significant element of each NEO’s total compensation is annual base salary, which is designed to reward our NEOs for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the NEOs are considered annually and made effective January 1st, following an analysis of our total compensation practices, the survey data, and FHLBank’s performance.

For 2024, the Compensation Committee determined that appropriate annual base salaries for each NEO should be competitive with the salaries of comparable positions within the peer groups for purposes of providing guideposts for a competitive compensation analysis. Adjustments to annual base salaries of the NEOs for 2024 were based on: (1) each NEO’s scope of responsibility and accountability; (2) analysis of our comparator peer groups; (3) performance of FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each NEO, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

A final factor that the Compensation Committee generally considers in determining base salary increases in its effort to retain our NEOs is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective to that of the survey data and helps ensure our executive compensation practices are internally consistent and equitable.

The Compensation Committee also considered guidance and communications from our regulator, the FHFA, in determining total compensation for the NEOs as more specifically addressed below under “FHFA Oversight.”

In 2024, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our NEOs, it was appropriate to increase the base salaries of the NEOs to maintain competitive base and total compensation. Consideration was also given to each NEO’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. The CEO salary increase was recommended by the Compensation Committee and approved by the board of directors.

Annual and Deferred Cash Incentive Awards: Our EICP is a cash-based annual incentive plan with a long-term deferral component that establishes individual incentive compensation award opportunities related to achievement of performance objectives during the performance periods. The EICP establishes two performance periods: (1) a Base Performance Period aligned with the calendar year; and (2) a Deferral Performance Period (or the long-term performance period), which is a three-year period commencing the calendar year following the Base Performance Period. Participating NEOs may earn an annual cash incentive during a Base Performance Period and a deferred cash incentive during a Deferral Performance Period. For each Base Performance Period, the board of directors will establish a Total Base Opportunity for NEOs. The Total Base Opportunity is equal to a percentage of each NEO’s annual base salary at the beginning of the Base Performance Period and is composed of the Cash Incentive and the Deferred Incentive.

We believe that well-designed incentive compensation plans provide important opportunities to motivate our NEOs to accomplish financial, risk, and operational goals that promote our mission. Thus, motivating our NEOs to accomplish business and financial short- and long-term goals that promote a high level of performance for our members is a key objective of our total compensation program. Consequently, our compensation and benefits programs are designed to motivate our NEOs to engage in the behaviors and performance necessary to deliver our desired results.

To effectively motivate the NEOs to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent at-risk pay. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the board of directors, and are distributed only in accordance with such achievement. In 2024, we achieved at or above target attainment for each of the pre-established goals.

In the fourth quarter of 2023, goal metrics, metric performance ranges and metric weights for cash incentive award opportunities under the 2024 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2024 performance objectives, as appropriate, before submitting the objectives to the board of directors for approval.

For the Base Performance Period of January 1, 2024 to December 31, 2024, the board of directors approved a Total Base Opportunity equal to a percentage of each NEO’s Earned Base Salary during the Base Performance Period. Certain NEOs have a greater and more direct impact than others on the success of FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each NEO. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2025 to December 31, 2027, over which FHLBank applies an interest rate credit compounding annually, as further described below, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. NEOs may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Table 47 presents the Total Base Opportunity for each NEO for each achievement level for the Base Performance Period:

Table 47

Position	Total Base Opportunity
	Threshold	Target	Optimum[1]
President & CEO	40.0%	80.0%	120.0%
EVP and SVP & CFO	30.0	60.0	90.0
SVP & NEO other than CFO	27.5	55.0	82.5
FVP[2]	17.5	35.0	52.5

1    Total Base Opportunity is capped at 100 percent of the Participant’s Earned Base Salary.
2    Ms. Crouch served as FHLBank's Principal Financial Officer until December 1, 2024. Ms. Crouch is not a participant of the EICP and is a participant of the STIP with the same incentive compensation plan targets as the EICP. The STIP Cash Incentive and the EICP Base Opportunity are identical by definition.

The Total Base Opportunity Goal Metrics for 2024 are described in Table 48:

Table 48

Total Base Opportunity Goal Metric	Definition
Return on Equity Spread to SOFR[1]	The spread between (a) adjusted net income (as defined in the plan) divided by the daily average total regulatory capital and (b) the daily average of overnight SOFR.
Affordable Housing Program ("AHP") General Fund Ratio	The AHP General Fund Ratio refers to the total dollar amount of applications submitted for the AHP General Fund compared to the total dollar amount allocated to the AHP General Fund available to be awarded in the AHP General Fund for the performance year based on the Required Annual AHP Contribution.
Native American Housing Initiatives ("NAHI") Grants Ratio	NAHI references FHLBank’s voluntary grant program that provides Native American tribes and Tribally Designated Housing Entities with access to grant funds intended to build their communities in support of housing for tribal members in FHLBank’s district (Colorado, Kansas, Nebraska and Oklahoma). The ratio refers to the total dollar amount in applications submitted compared to the initial total dollars awarded for the performance year.
Member Participation in Housing and Community Development Programs	Housing and Community Development Programs include the following four program categories: (1) the AHP General Fund; (2) TurnKey; (3) Community Housing/Development Programs; and (4) NAHI. Participation in the AHP General Fund means a member submits an AHP General Fund application. Participation in TurnKey means a member submits a reservation for a TurnKey product. Participation in a Community Housing/Development Program means a member has an approved Community Housing Program or Community Development Program application. Participation in NAHI means a member submits a NAHI application.
Risk Management – Compliance, Business and Operations Risks	Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are compliance, business and operations risks.
Risk Management – Market, Credit and Liquidity Risks	Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are market, credit and liquidity risks.
Diversity, Equity, Inclusion and Belonging Education and Culture	FHLBank’s DEIB education and culture initiative is defined as the advancement of DEIB, to the maximum extent possible, in balance with financially safe and sound business practices through business partner engagement with DEIB experiences.
Diversity, Equity, Inclusion and Belonging Business Practice Outcome Measures	Points are awarded by achievement of the following (one point awarded for each): (1) Workforce: Attain a workforce ratio of at least 13.75% business partners of color as of 12/31/2024. (2) Workforce: Participate in four outreach opportunities to support diversifying our workforce or members of the board of directors. (3) Marketplace: Participate in four outreach opportunities with diverse-owned vendors. (4) Marketplace: Participate in four outreach opportunities with diverse broker dealers. (5) Culture: Provide tangible and practical examples of equity and belonging at ten different opportunities. (6) Culture: Celebrate cultural diversity of business partners at four FHLBank-sponsored events.

1    As part of evaluating our financial performance and measuring EICP performance, we begin with the components of “adjusted income”, a non-GAAP financial measure.” We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (excluding net interest settlements); (3) prepayment and yield maintenance fees; (4) voluntary program contributions; (5) non-routine and/or unpredictable items, such as gains/losses on securities; and (6) non-recurring items, such as gains/losses on retirement of debt and gains/losses on mortgage loans held for sale.

The profit- and mission-oriented objectives “Return on Equity Spread to SOFR” and “Mission Housing Goals” were based on the belief that profitability and mission focus are critical to the long-term viability of the organization. The “Diversity, Equity, Inclusion and Belonging Education and Culture” and “Diversity, Equity, Inclusion and Belonging Business Practice Outcome Measures” reflect our commitment to diversity across all levels of our business, from recruiting and retaining our business partners to ensuring we have as broad a selection pool of suppliers as possible. We recognize that by harnessing the power of our collective similarities and differences FHLBank is better able to deliver on our mission. We believe this makes FHLBank a better place to work and a better partner for our cooperative members. Finally, the “Risk Management – Compliance, Business and Operations Risks” and the “Risk Management – Market, Credit and Liquidity Risks” objectives were included in recognition of the impact that the NEOs have on management of business, compliance, credit, liquidity, market and operations risks, to incent strong risk management practices and to reward positive risk management performance as determined by the board of directors. We divide the risk management objectives to balance risk exposure with the pursuit of stakeholder value.

The Total Base Opportunity available to Participants for the Financial Performance Goals shall be adjusted as reflected in Table 49 below if the daily average Total Regulatory Capital is below 4.75 percent for 2024. The Financial Performance Goals include the Return on Equity Spread to SOFR, which represents 30 percent of the Base Opportunity Metric Weights at Table 51.

Table 49

Daily Average Total Regulatory Capital	Financial Performance Goals Adjustment
≥4.75%	0%
≥4.70% and <4.75%	(25)%
≥4.65% and <4.70%	(50)%
≥4.60% and <4.65%	(75)%
<4.60%	(100)%

Award levels were set at Threshold, Target and Optimum percentages of annual base salary. Table 50 sets forth the specific annual goal performance ranges, the actual achievement levels, and the incentive payout for each of our Total Base Opportunity Goal Metrics in 2024:

Table 50

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement	Incentive Payout[1]
	Threshold	Target	Optimum
Financial Performance - Return on Equity Spread to SOFR	3.25%	4.00%	5.00%	5.84%	150.00%
Housing and Community Development Mission Alignment -AHP General Fund Ratio	100%	110%	140%	355.06%	150.00%
Housing and Community Development Mission Alignment - NAHI Grants Ratio	100%	150%	200%	251.76%	150.00%
Housing and Community Development Mission Alignment - Member Participation in Housing and Community Development Programs	175	185	200	236	150.00%
Risk Management – Compliance, Business and Operations Risks	3.00	4.00	5.00	4.49	124.50%
Risk Management – Market, Credit and Liquidity Risks	4.00	4.50	5.00	4.58	108.00%
Diversity, Equity, Inclusion and Belonging (DEIB) - Education & Culture	80%	85%	90%	93%	150.00%
Diversity, Equity, Inclusion and Belonging Business Practice Outcome Measures (6.0 point scoring scale)	3.00	4.00	6.00	6.00	150.00%
TOTAL WEIGHTED AVERAGE INCENTIVE PAYOUT					139.88%

1    If the actual achievement is Optimum or higher, the incentive payout is capped at 150.00 percent.

We believe the goals incorporated into the EICP are indicative of our balanced approach to profitability, mission and member-focus, and risk management. As reflected in Table 50, we achieved in excess of Optimum for the Return on Equity Spread to SOFR and in excess of Optimum for the Housing and Community Development Mission Alignment goals. We achieved Optimum for Education and Culture and Optimum for the Business Practice Outcome Measures of the DEIB goals. We exceeded Target performance for Market, Credit and Liquidity and Compliance, Business and Operations of the Risk Management goals.

Table 51 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each NEO in 2024:

Table 51

Performance Objective	Metric Weight
Financial Performance - Return on Equity Spread to Secured Overnight Financing Rate (SOFR)	30%
Housing and Community Development Mission Alignment - Affordable Housing Program (AHP) General Fund Ratio	10
Housing and Community Development Mission Alignment - Native American Housing Initiatives (NAHI) Grants Ratio	10
Housing and Community Development Mission Alignment - Member Participation in Housing and Community Development Programs	10
Risk Management – Compliance, Business and Operations Risks	15
Risk Management – Market, Credit and Liquidity Risks	15
Diversity, Equity, Inclusion and Belonging (DEIB) - Education & Culture	5
Diversity, Equity, Inclusion and Belonging Business Practice Outcomes	5
TOTAL	100%

Table 52 presents the eligible salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each NEO as calculated under the EICP for the Base Performance Period of January 1, 2024 to December 31, 2024 and the Deferral Performance Period, which is the three-year period from January 1, 2025 to December 31, 2027:

Table 52

Named Executive Officer	Eligible Salary	Incentive Percent of Base Salary	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Jeffrey B. Kuzbel, President & CEO	$850,000	100.00%	$850,000	$425,000	$425,000
Sonia R. Betsworth, EVP & CAO	385,000	83.93	323,112	161,556	161,556
Carl M. Koupal, III, EVP & CMO/CLO	392,596	83.92	329,486	164,743	164,743
Philip D. Bacchus, SVP & CFO	157,377	83.93	132,079	66,040	66,039
Martin L. Schlossman, Jr., SVP & CRO	383,000	76.93	294,647	147,324	147,323
Amy J. Crouch, FVP & Chief Accounting Officer[2]	235,000	48.96	115,048	115,048	—

1    Cash Incentive is included as non-equity incentive plan compensation in Table 56 for all NEOs.
2    Ms. Crouch served as FHLBank's Principal Financial Officer until December 1, 2024. Table 52 presents the eligible salary, aggregate goal achievement, Total Base Opportunity, and Cash Incentive for Ms. Crouch as calculated under the STIP for the Base Performance Period of January 1, 2024 to December 31, 2024. There is no Deferred Incentive defined in the STIP. The goal achievement percentage is the same as the EICP.

The final value of the Deferred Incentive portion of the Total Base Opportunity for the calendar year 2025 to calendar year 2027 is measured by applying an interest rate credit equal to FHLBank’s Pre-ASC 815 annual return on equity, compounded annually, to the Deferred Incentive presented in Table 52, as long as FHLBank has an MVE of not less than 100 percent of TRCS outstanding, as of the last day of the Deferral Performance Period.

For any Performance Period, an award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee. The Compensation Committee may, in its discretion, reduce or eliminate an award payable under the EICP under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our FHFA examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the board of directors finds a serious, material safety or soundness problem or a serious, material risk management deficiency exists, or if: (a) operational errors or omissions result in material revisions to the financial results, information submitted to the FHFA, or to data used to determine incentive payouts; (b) submission of material information to the SEC, Office of Finance, or FHFA is significantly past due; or (c) we fail to make sufficient progress, as determined by the board of directors, in the timely remediation of significant examination, monitoring or other supervisory findings; (3) during the most recent FHFA examination, the FHFA identified an unsafe or unsound practice or condition that is material to the financial operation of FHLBank within a NEO’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, Deferred Incentive awards shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP. The Compensation Committee did not reduce or eliminate an award.

The EICP for the 2022-2024 Deferral Performance Period is subject to the following performance goal: (1) FHLBank must have an MVE of not less than 100 percent of TRCS outstanding as of the last day of the Deferral Performance Period; and (2) the calculation of the Final Deferred Incentive Award shall be calculated by applying an interest rate credit of six percent, compounded annually, to the Deferred Incentive.

Based on the performance results, Table 53 presents the Final Deferred Incentive Award for the 2022-2024 Deferral Performance Period for each NEO:

Table 53

Named Executive Officer	Deferred Incentive	Final Deferred Incentive Award[1]
Jeffrey B. Kuzbel, President & CEO	$132,942	$158,337
Sonia R. Betsworth, EVP & CAO	94,940	113,076
Carl M. Koupal, III, EVP & CMO/CLO	21,557	25,699
Philip D. Bacchus, SVP & CFO	—	—
Martin L. Schlossman, Jr., SVP & CRO	84,634	100,801

1    The amount is included as non-equity incentive plan compensation in Table 56 for all NEOs.

An NEO, in the discretion of the Compensation Committee, shall be required to forfeit an award earned under the EICP if the NEO is: (1) terminated from employment with FHLBank for Cause as defined under the EICP; (2) engages in competition with FHLBank or interferes with the business relationships of FHLBank during their employment or for a period of one year following their termination; or (3) discloses confidential information of FHLBank.

Bonuses: On occasion, the Compensation Committee may elect to award a NEO additional compensation in the form of a bonus in recognition of that NEO's performance. Mr. Bacchus received a hiring bonus in the amount of $175,000, as well as a $25,000 stipend to assist with relocation expense. Additionally, Mr. Bacchus may receive an additional $175,000 if within his first twelve months of employment, he purchases a primary residence or signs a year-long lease within the surrounding area of FHLBank. In 2024, Mr. Bacchus has received a net payment of $69,000 of the funds to assist with his relocation. All of Mr. Bacchus’s bonuses are subject to a clawback of the entire bonus amounts if Mr. Bacchus’s employment with FHLBank ends within one year of the payment of the bonuses.

Retirement and Other Benefits - In 2024, certain of the NEOs were participants in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan), which was hard frozen December 31, 2019. After the freeze, participants no longer accrued benefits under the DB Plan. In November 2024, we completed a purchase agreement with Midland National Life Insurance Company pursuant to which we transferred the future benefit obligations and annuity administration for all participants of the DB Plan. All of the NEOs participate in the Federal Home Loan Bank of Topeka 401(k) Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of FHLBank (DC Plan). In response to federal legislation, which imposed restrictions on the retirement benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) to support the competitive level of our total compensation for executive officers, including certain NEOs. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our commitment to our NEOs and other eligible highly compensated employees that preserves and restores the full pension and thrift benefits that, due to IRC limitations, are not payable from the qualified retirement plans.

DB Plan: The board of directors resolved, effective December 31, 2019, to: (1) freeze the DB Plan to discontinue the future accrual of new benefits under the DB Plan; and (2) revise the BEP to cease any further accrual of pension benefit under the BEP (as described further below).

Our DB Plan covered all full-time employees of FHLBank as of January 1, 2009 who met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by FHLBank as of December 31, 2008, including certain of the NEOs. Employees were not fully vested until they completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those NEOs who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2024, four of the NEOs (Ms. Betsworth, Mr. Koupal, Mr. Schlossman, and Ms. Crouch) participated in the DB Plan, which required no contribution from those four NEOs.

The DB Plan made available a normal retirement benefit, at or after age 65 where a NEO participant has met the vesting requirement, equal to 2.0 percent of their highest three-year average salary multiplied by their years of benefit service, up to 30 years. Two NEO participants (Mr. Schlossman and Ms. Betsworth) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the prior benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

Early retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, NEO participants meeting the five-year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. Each of the NEOs participating in the DB Plan is eligible for early retirement. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3.0 percent times the difference between the age of the early retiree and age 65. If the NEO was employed prior to September 1, 2003 and their age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.

DC Plan: The DC Plan is a tax-qualified, defined contribution plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations (see “BEP” below).

All employees who have met the eligibility requirements can choose to participate in the DC Plan. We match employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested. During 2024, matching ratios for all employees, including the NEOs (with the exception of Messrs. Kuzbel and Bacchus), under the DC Plan were as follows:

Year 1	No match
Years 2 through 3	100 percent match up to 4 percent of employee’s eligible compensation
Years 4 through 5	150 percent match up to 4 percent of employee’s eligible compensation
After 5 years	200 percent match up to 4 percent of employee’s eligible compensation

We also make a monthly basic contribution in an amount equal to two percent of all employees’, including the NEOs’, monthly eligible compensation after one year of service.

BEP: The BEP is an unfunded, nonqualified supplemental executive retirement plan that permits Participating NEOs and certain other executives to defer compensation and to receive matching contributions that would otherwise have been made or accrued under FHLBank’s DC Plan, as appropriate, but for the limitations imposed by the IRC. As part of Messrs. Kuzbel's and Bacchus’ offer letters, they are eligible to receive an employer contribution of 10 percent as though they are a five-year, tenured employees of FHLBank.

The BEP allows the NEOs to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2024, the rate of return earned on the defined contribution portion of the BEP was 9.02 percent, which was our 2023 return on equity.

Participating NEOs are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2024, each of the Participating NEOs would be entitled to receive their respective balance of compensation deferred through participation under the BEP within ninety days of any such Participating NEO’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Participating NEO, these amounts are listed in Table 60 under the column titled “Aggregate Balance at Last FYE.”

As indicated above, the pension accrual benefit of the BEP ceased further accruals as of December 31, 2019.

Other benefits: We are also committed to providing competitive benefits designed to promote health and welfare for all employees (including their families), including the NEOs. We offer all employees a variety of benefits including insurance (medical, dental, vision, prescription drug, life, long-term disability and travel accident), short-term disability salary continuation, flexible spending accounts, health savings account, an employee assistance program and education benefits. The NEOs participate in these benefit programs on the same basis as all other eligible employees.

Perquisites: The board of directors views limited perquisites afforded to the NEOs as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any NEO’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of ongoing perquisites that were provided to the NEO in 2024 include cell phone reimbursement, limited spousal travel and limited club dues. As part of Mr. Bacchus' offer letter, he was eligible to receive a relocation benefit (plus a tax gross up). Total perquisites to each NEO are presented in Table 57.

Potential payments upon termination or change in control
Severance Benefits: We provide severance benefits to the CEO, CAO, CMO/CLO, CFO and CRO pursuant to our Executive Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers from loss of income during a period of unemployment. These officers are eligible to receive severance pay under the policy if we terminate the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment, including as a result of disability or death; or (2) the officer’s employment is terminated by us for misconduct.

Provided the requirements of the policy are met and the NEO provides us an enforceable release, Table 54 presents the term and amounts that would have been payable to the NEO under the Executive Officer Severance Policy as of December 31, 2024, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see “Change in Control Plan” below):

Table 54

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Jeffrey B. Kuzbel, President & CEO	12	$850,000	$34,297	$884,297
Sonia R. Betsworth, EVP & CAO[3]	9	288,750	17,601	306,351
Carl M. Koupal, III, EVP & CMO/CLO	9	307,500	25,723	333,223
Philip D. Bacchus, SVP & CFO	6	225,000	11,734	236,734
Martin L. Schlossman, Jr., SVP & CRO	6	187,000	9,189	196,189

1    Severance Amount equals the number of months of base salary as described under the Executive Officer Severance Policy.
2    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Executive Officer Severance Policy.
3    Ms. Betsworth ceased to serve as CAO effective December 31, 2024; consequently, the Severance Policy was no longer applicable to Ms. Betsworth as of January 1, 2025.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Change in Control Plan: The Change in Control Plan provides that, upon both a change in control and the termination of a participant that qualifies as a Change in Control Termination, a participant will be entitled to a cash lump sum payment. A Change in Control means the occurrence of any of the following events, provided it shall not include any reorganization that is mandated by any Federal statute, rule, regulations or directive: (1) the merger, reorganization, or consolidation of FHLBank Topeka with or into another FHLBank or other entity; (2) the sale or transfer of all or substantially all of the business or assets of FHLBank Topeka to another FHLBank or other entity; (3) the purchase by FHLBank Topeka or transfer to FHLBank Topeka of substantially all of the business or assets of another FHLBank; (4) a change in the composition of the board of directors, as a result of one or a series of related transactions, that causes the combined number of member directors from the states of Colorado, Kansas, Nebraska and Oklahoma to cease to constitute a majority of the directors of FHLBank Topeka; or (5) the liquidation or dissolution of FHLBank Topeka. We provide for payments under a Change in Control to: (1) promote key employee loyalty and to assure continued dedication to FHLBank Topeka, notwithstanding the possibility, threat or occurrence of a Change in Control; and (2) to reduce the personal uncertainties to key employees who are vital to FHLBank Topeka's future success associated with a pending or possible Change in Control, and to encourage those key employees' continued dedication to FHLBank Topeka.

A Participant in the Change in Control Plan will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; and (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to their compensation multiplier. The Compensation Committee approved the following Participants in the Change in Control Plan and their effective Tiers: Mr. Kuzbel, CEO at Tier 1; Ms. Betsworth, CAO, Mr. Koupal, CMO/CLO, and Mr. Bacchus, CFO at Tier 2; and Mr. Schlossman, CRO, at Tier 3.

Table 55 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating NEOs as of December 31, 2024 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 55

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Jeffrey B. Kuzbel, President & CEO	$2,541,500	$2,033,200	$102,891	$4,677,591
Sonia R. Betsworth, EVP & CAO[4]	770,000	462,000	46,937	1,278,937
Carl M. Koupal, III, EVP & CMO/CLO	820,000	492,000	68,594	1,380,594
Philip D. Bacchus, SVP & CFO	900,000	540,000	46,937	1,486,937
Martin L. Schlossman, Jr., SVP & CRO	374,000	205,700	18,378	598,078

1    Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.
2    Compensation multiplier times target Total Base Opportunity reflected in the 2024 EICP Targets as described in under the Change in Control Plan.
3    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Plan.
4    Ms. Betsworth ceased to serve as CAO effective December 31, 2024; consequently, the Change in Control Plan was no longer applicable to Ms. Betsworth as of January 1, 2025.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2024 compensation levels for each NEO that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our NEOs in 2024 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the NEOs. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter- and longer-term. These at-risk awards represent an opportunity to reward our NEOs based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

The FHLBanks have been directed to provide all compensation actions affecting their NEOs to the FHFA for review.

Compensation, People and Inclusion Committee Interlocks and Insider Participation: No member of the Compensation, People and Inclusion Committee has at any time been an officer or employee with us. No executive officer has served or is serving on our board of directors or the compensation committee of any entity whose executive officers served on the Compensation Committee of our board of directors.

Compensation, People and Inclusion Committee Report: The Compensation, People and Inclusion Committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation, People and Inclusion Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation, People and Inclusion Committee

Thomas Henning, Chair
Milroy A. Alexander
Steve G. Bradshaw
Barry J. Lockard
Jeffrey R. Noordhoek
Carla D. Pratt
Douglas E. Tippens
Lance L. White

Table 56 presents the Summary Compensation Table for the NEOs for the years for which they represented NEO of FHLBank.
Table 56

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Jeffrey B. Kuzbel[4]	2024	$850,000	$—	$583,337	$11,711	$116,937	$1,561,985
President & CEO	2023	470,000	—	191,056	3,993	70,544	735,593
	2022	442,000	50,000	175,101	3,533	60,614	731,248
Sonia R. Betsworth[5]	2024	385,000	—	274,632	34,624	56,231	750,487
EVP & CAO	2023	370,000	—	279,660	236,248	51,895	937,803
	2022	345,000	—	250,056	22,762	45,376	663,194
Carl M. Koupal, III[6]	2024	392,596	—	190,442	2,678	52,771	638,487
EVP & CMO/CLO	2023	360,000	—	121,950	24,868	48,014	554,832
	2022	335,000	—	110,594	448	43,672	489,714
Philip D. Bacchus[7]	2024	157,377	200,000	66,040	3	113,433	536,853
SVP & CFO
Martin L. Schlossman, Jr.8	2024	383,000	—	248,125	21,954	54,460	707,539
SVP & CRO	2023	365,000	—	237,831	107,417	49,431	759,679
	2022	337,000	—	211,707	8,606	43,477	600,790
Amy J. Crouch[9]	2024	235,000	—	115,048	—	35,612	385,660
FVP & Chief Accounting Officer

1    All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under FHLBank’s EICP and the STIP, subject to the approval of the Compensation Committee and not disapproved by the FHFA. The deferred compensation earned and the accrued component of the EICP for 2020 was reduced when paid in 2021. In 2023, the amount of these reductions, which was $34,936, and $30,107 for Ms. Betsworth, and Mr. Schlossman, respectively, was paid at the discretion of the board of directors. The amounts in the table reflect the actual amounts paid in the respective years.
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
3    The 2024 components of All Other Compensation are provided in Table 57.
4    Above market earnings attributable to the BEP were $11,711, $3,993, and $3,533 for 2024, 2023, and 2022, respectively.
5    Above market earnings attributable to the BEP were $34,624, $17,248, and $22,762 for 2024, 2023 and 2022, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $(86,000), $151,000 and $(651,000) for 2024, 2023, and 2022, respectively. The aggregate change in the value of the accumulated benefit under the defined benefit portion of the BEP was $(40,000), $68,000 and $(321,000) for 2024, 2023, and 2022, respectively.
6    Above market earnings attributable to the BEP were $2,678, $868, and $448 for 2024, 2023, and 2022, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $(40,000), $24,000 and $(223,000) for 2024, 2023, and 2022, respectively.
7    Above market earnings attributable to the BEP were $3 for 2024.
8    Above market earnings attributable to the BEP were $21,954, $8,417 and $8,606 for 2024, 2023, and 2022, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $(70,000) and $69,000 and $(406,000) for 2024 and 2023, and 2022, respectively. The aggregate change in the value of the accumulated benefit under the defined benefit portion of the BEP was $(29,000), $30,000 and $(184,000) for 2024, 2023, and 2022, respectively.
9    Ms. Crouch served as FHLBank's Principal Financial Officer until December 1, 2024. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $(34,000) for 2024.

Table 57 presents the components of “All Other Compensation” for 2024 as summarized in Table 56.
Table 57

Named Executive Officer	Perquisites and Personal Benefits[1]	Gross-ups for Taxes	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Jeffrey B. Kuzbel, President & CEO	$—	$—	$1,453	$12,109	$21,804	$81,571	$—	$116,937
Sonia R. Betsworth, EVP & CAO	—	—	659	2,060	22,463	31,049	—	56,231
Carl M. Koupal, III, EVP & CMO/CLO	—	—	642	780	33,487	17,862	—	52,771
Philip D. Bacchus, SVP & CFO	69,101	29,555	59	72	—	13,846	800	113,433
Martin L. Schlossman, Jr., SVP & CRO	—	—	655	2,320	20,299	30,331	855	54,460
Amy J. Crouch, FVP & Chief Accounting Officer[2]	—	—	402	489	34,152	—	569	35,612

1    Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual. Perquisites and personal benefits for Mr. Bacchus consist of relocation support of $69,101.
2    Ms. Crouch served as FHLBank's Principal Financial Officer until December 1, 2024.

Table 58 presents the Grants of Plan Based Awards Table for the NEOs.
Table 58

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Jeffrey B. Kuzbel	EICP-Cash Incentive	$170,000	$340,000	$510,000
President & CEO	EICP-Deferred Incentive Opportunity	170,000	340,000	510,000
Sonia R. Betsworth	EICP-Cash Incentive	57,750	115,500	173,250
EVP & CAO	EICP-Deferred Incentive Opportunity	57,750	115,500	173,250
Carl M. Koupal, III	EICP-Cash Incentive	55,125	110,250	165,375
EVP & CMO/CLO	EICP-Deferred Incentive Opportunity	55,125	110,250	165,375
Philip D. Bacchus	EICP-Cash Incentive	23,607	47,213	70,820
SVP & CFO	EICP-Deferred Incentive Opportunity	23,607	47,213	70,820
Martin L. Schlossman, Jr.	EICP-Cash Incentive	52,663	105,325	157,988
SVP & CRO	EICP-Deferred Incentive Opportunity	52,663	105,325	157,988
Amy J. Crouch[2]	STIP-Cash Incentive	41,125	82,250	123,375
FVP & Chief Accounting Officer

1    Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2024. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period and the prorated salary amount for Mr. Bacchus. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and potential future payouts.
2    Ms. Crouch served as FHLBank's Principal Financial Officer until December 1, 2024. Amounts reflected for the STIP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2024. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The STIP-Cash Incentive, if any, are earned and vested at year end.

Pension Benefits: We previously participated in the DB Plan, a tax-qualified defined benefit plan. As mentioned above, the DB plan was frozen in 2019 and in 2024, FHLBank entered an agreement to transfer the future benefit obligations and annuity administration to Midland National Life Insurance Company, effective February 1, 2025. As such, FHLBank is no longer a party to the plan. The defined benefit portion of the BEP remains unchanged. In Table 59 presents the 2024 Pension Benefits Table for the participating NEOs.
Table 59

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	30.0	2,051,000	—
EVP & CAO	FHLBank Benefit Equalization Plan	30.0	841,000	—
Carl M. Koupal, III CMO/CLO	Pentegra Defined Benefit Plan for Financial Institutions	10.5	186,000	—
Martin L. Schlossman, Jr.	Pentegra Defined Benefit Plan for Financial Institutions	18.1	786,000	—
SVP & CRO	FHLBank Benefit Equalization Plan	18.1	295,000	—
Amy J. Crouch[1] Chief Accounting Officer	Pentegra Defined Benefit Plan for Financial Institutions	13.6	230,000	—

1    Ms. Crouch served as FHLBank's Principal Financial Officer until December 1, 2024.

Deferred Compensation: Table 60 presents the 2024 Nonqualified Deferred Compensation Table for the participating NEOs. Our fiscal year (FY) is 2024, with a fiscal year end (FYE) of December 31, 2024.
Table 60

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Jeffrey B. Kuzbel, President & CEO	$72,875	$81,571	$27,778	$—	$423,951
Sonia R. Betsworth, EVP & CAO	53,308	31,049	82,124	—	1,045,749
Carl M. Koupal, III, EVP & CMO/CLO	10,694	17,862	6,354	—	100,021
Philip D. Bacchus, SVP & CFO	—	13,846	7	—	13,853
Martin L. Schlossman, Jr., SVP & CRO	144,946	30,331	52,072	—	697,735

1    All amounts are also included in the salary column of Table 56.
2    The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each NEO in the Executive Group in our Summary Compensation Tables for previous years (2006-2023) was $8,145 for Mr. Kuzbel, $112,424 for Ms. Betsworth, $1,316 for Mr. Koupal, III, $0 for Mr. Bacchus, and $21,234 for Mr. Schlossman, Jr. The amounts reported as preferential (above market) earnings for the current year are presented in Table 56.

CEO Pay Ratio: For the year ended December 31, 2024, the ratio of the total compensation of our CEO to the annual total compensation of our Median Employee (as identified in the manner described below) is approximately 10:1. For the year ended December 31, 2024, the total compensation of the CEO, as reported in the Summary Compensation Table (Table 56), was $1,561,985, and the total compensation of the Median Employee was $159,111.

Methodology used to determine the Median Employee
We identified the Median Employee by comparing the 2024 compensation (i.e., base salary on December 31, 2024, combined with actual incentive compensation earned in 2024 but paid in 2025) for each of the employees who were employed by FHLBank on December 31, 2024, and ranking all 262 employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. Because there was an even amount of employees in the total count, we identified the two middle employees and selected the one with lower compensation to represent the initial median employee. Next, we identified the five employees with 2024 compensation higher than that initial median employee and the five employees with 2024 compensation lower than that initial median employee, constituting a total pool of 11 employees (the “Identified Pool”). We then calculated the 2024 Total Compensation for each employee in the Identified Pool for 2024 in the same manner as “Total Compensation” in the Summary Compensation Table. We ranked the 2024 Total Compensation for each employee in the Identified Pool from lowest to highest, and the employee from the Identified Pool in the middle is our Median Employee. The employees in the calculation included only full-time employees as all part-time and temporary employees were excluded.

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

Director Compensation: We provide our directors with compensation for the performance of their duties as members of the Board for time spent on FHLBank’s business. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors int he form of stock or stock options. Table 61 presents the Director Compensation Table for the persons who served on our board of directors during 2024.
Table 61

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings[1]	Total
Milroy A. Alexander	$145,000	$6,624	$151,624
Steve Bradshaw	123,000		123,000
Thomas E. Henning	123,000		123,000
Michael B. Jacobson	123,000	1,458	124,458
Lynn Jenkins	123,000		123,000
Holly Johnson	130,000	1,545	131,545
Barry J. Lockard	160,000		160,000
Craig A. Meader	123,000	965	123,965
L. Kent Needham	130,000		130,000
Jeffrey R. Noordhoek	123,000		123,000
Mark J. O’Connor	130,000		130,000
Thomas H. Olson, Jr.	130,000		130,000
Carla D. Pratt	123,000	438	123,438
Douglas E. Tippens	123,000	31,403	154,403
Gregg Vandaveer	123,000	8,229	131,229
Paul E. Washington	123,000		123,000
Lance L. White	123,000	3,970	126,970

1    Nonqualified deferred compensation earnings represents above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

Director Fees: The board of directors establishes on an annual basis a Board of Directors Compensation Policy governing compensation for board of director meeting attendance. On December 15, 2023, the board of directors adopted our 2024 Board of Directors Compensation Policy (2024 Policy), which became effective January 1, 2024. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation or expenses that the Director of the FHFA determines are not reasonable. To compensate them for their time while serving as directors, our 2024 Policy provided that each director shall be paid one-fourth of their maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

The maximum annual compensation amounts are based on an evaluation of McLagan market research data, including the appropriate peer group and peer positioning, a fee comparison among the FHLBanks and the board’s assessment of appropriate and comparable pay to recruit and retain highly qualified directors. The 2024 Policy established annual compensation limits of $160,000 for the Chair, $140,000 for the Vice Chair, $130,000 for Committee Chairs and $123,000 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in their maximum annual compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The board of directors adopted a 2025 Board of Directors Compensation Policy (2025 Policy) governing compensation for board of director meeting attendance on December 20, 2024. The 2025 Policy is similar to the 2024 Policy, and makes no adjustments to the established annual compensation limits. In addition to the maximum annual compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the board of directors. Directors are also entitled to participate in FHLBank’s BEP, discussed above, which allows directors the opportunity to defer director compensation, up to 100 percent.

Director Expenses: Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. For expense reimbursement purposes, directors’ official duties can include:
▪Meetings of the Board and Board Committees;
▪Meetings requested by the FHFA;
▪Meetings of FHLBank System committees;
▪FHLBank System director meetings;
▪Meetings of the Council of Federal Home Loan Banks and Council committees; and
▪Attendance at other events on behalf of FHLBank.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a cooperative. Our members or former members own all of our outstanding capital stock. Our directors are elected by and a majority are from our membership. Each member is eligible to vote for the open member directorships in the state in which its principal place of business is located and for each open independent directorship. For additional information, see Item 10 - “Directors, Executive Officers and Corporate Governance.” Membership is voluntary, and members must give notice of their intent to withdraw from membership. A member that withdraws from membership may not be readmitted to membership for five years after the date upon which its required membership stock (Class A Common Stock) is redeemed by us.

Management cannot legally and, therefore, does not, own our capital stock. We do not offer any compensation plan to our employees under which equity securities of FHLBank are authorized for issuance.

Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2025, are presented in Table 62.
Table 62

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	5,319,361	21.8%
BOKF, N.A.	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	1,563,798	6.4
TOTAL				6,883,159	28.2%

Additionally, because a majority of our board of directors are member directors nominated and elected from our membership, our member directors are officers or directors of members financial institutions that own our capital stock. Table 63 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of February 28, 2025, for members whose affiliated officers or directors currently serve on our board of directors:
Table 63

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
BOKF, N.A.	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	1,563,798	6.4%
NebraskaLand Bank	1400 S Dewey Street	North Platte	NE	50,674	0.2
Cornhusker Bank	8310 O Street	Lincoln	NE	48,524	0.2
Bank of the Flint Hills	806 5th Street	Wamego	KS	46,245	0.2
Golden Belt Bank, FSA	1101 East 27th Street	Hays	KS	38,743	0.2
Midwest Housing Development Fund	515 N. 162nd Avenue, Suite 202	Omaha	NE	7,780	—
BancFirst	100 N Broadway Ave	Oklahoma City	OK	6,500	—
First National Bank of Kansas	600 N 4th Street	Burlington	KS	5,211	—
Flatirons Bank	1095 Canyon Blvd. Suite 100	Boulder	CO	4,693	—
Sooner State Bank	2 SE 4th Street	Tuttle	OK	3,654	—
Bankers’ Bank of Kansas, NA	555 N Woodlawn Blvd, Bldg 5	Wichita	KS	3,418	—
Impact Development Fund	200 E. 7th Street, Suite 412	Loveland	CO	1,333	—
TOTAL				1,779,240	7.2%

Item 13: Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Due to our structure as a cooperative, capital stock ownership is a prerequisite for our members to transact business with us. In recognition of this organizational structure, the SEC granted us an accommodation pursuant to a “no action letter,” dated May 23, 2006, which relieves us from the requirement to make disclosures under Item 404(a) of Regulation S-K for transactions with related persons, such as our members and directors, which occur in the ordinary course of business. Further, the Recovery Act codified this accommodation.

Members with beneficial ownership of more than five percent of our total outstanding capital stock and all our directors are classified as related persons under SEC regulations. Our members and certain former members or their successors own all our stock, the majority of our directors are elected by and from the membership, and we conduct our advances and mortgage loan business almost exclusively with members. AHP, Voluntary Program, and Community Investment Program funds are also disbursed in partnership or in connection with our members. Therefore, in the normal course of business, we extend credit and offer services and AHP benefits to members whose officers and directors may serve as our directors, as well as to entities that hold five percent or more of our capital stock. It is our policy that extensions of credit, all other FHLBank products and services, and the AHP benefits are offered on terms and conditions that are no more favorable to such members than the terms and conditions of comparable transactions with other members.

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

For a discussion of the compensation of our NEOs and directors, see Item 11 - “Executive Compensation.”

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
“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or transactions between FHLBank and a Related Person where the rates and charges involved in the transactions are subject to competitive bidding. Our products and services include: (1) credit products (e.g., overnight line of credit, advances, forward settling advance commitments, and letters of credit); (2) MPF Program mortgage loan products; (3) housing and CDP products; and (4) other services (e.g., deposit accounts, wire transfer services, safekeeping services and unsecured credit transactions permissible under the RMP).

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

Director Independence
Board Operating Guidelines and Nasdaq Standards: The Board Operating Guidelines of FHLBank (Guidelines), available at www.fhlbtopeka.com/board-governance, require that the board of directors make an annual affirmative determination as to the independence of each director, as that term is defined by Rule 5605(a)(2) of the Nasdaq Marketplace Rules (the “Nasdaq Independence Standards”).

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

Compensation, People and Inclusion Committee: FHLBank’s board of directors has established a Compensation Committee. Under Nasdaq rules, to be considered an independent compensation committee member, the board of directors must affirmatively determine the independence of each director on the Compensation Committee and must consider all factors specifically relevant to determine whether a director has a relationship to FHLBank which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including the source of the compensation of the director and whether the director is affiliated with FHLBank. The board of directors has affirmatively determined that each member of the Compensation Committee is independent in accordance with the Nasdaq Independence Standards for compensation committee members.

Item 14: Principal Accountant Fees and Services
Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2024, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2024 and 2023. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 64 sets forth our aggregate fees incurred for the years ended December 31, 2024 and 2023 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):
Table 64

	2024	2023
Audit fees	$1,254	$1,044
Audit-related fees	77	70
Tax fees	—	—
All other fees	2	81
TOTAL	$1,333	$1,195

Audit fees during the years ended December 31, 2024 and 2023 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related and all other fees during the years ended December 31, 2024 and 2023 were for discussions regarding miscellaneous accounting-related matters and a license fee for an electronic disclosure checklist application. For the year ended December 31, 2023, all other fees also included $80 thousand for a pre-implementation software review.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2024 and 2023, we were assessed $33,000 and $42,000 each year for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid to our external accounting firm during the years ended December 31, 2024 and 2023.

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
3.1
Exhibit 3.1 to FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004) (the “Form 10 Registration Statement”), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.

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
10.1
Exhibit 10.3 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.1.

10.2
Exhibit 10.4 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.2.

10.3	Exhibit 10.6 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.3.
10.4
Exhibit 10.1 to the Current Report on Form 8-K, filed June 23, 2017, Bond Trust Indenture dated as of June 1, 2017, between Shawnee County, Kansas and BOKF, N.A., is incorporated herein by reference as Exhibit 10.4.

10.5	Exhibit 10.2 to the Current Report on Form 8-K, filed June 23, 2017, Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.5.
10.6
Exhibit 10.3 to the Current Report on Form 8-K, filed June 23, 2017, Base Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.6

10.7
Exhibit 10.26 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, is incorporated herein by reference as Exhibit 10.7.

10.8*	Exhibit 10.1 to the Current Report on Form 8-K, filed December 18, 2020, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.8.
10.9*
Exhibit 10.1 to the Current Report on Form 8-K, filed December 19, 2024, Federal Home Loan Bank of Topeka Executive Defined Contribution Retirement Plan, is incorporated herein by reference as Exhibit 10.9.

10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 16, 2022, Executive Incentive Compensation Plan dated December 17, 2021, is incorporated herein by reference as Exhibit 10.10.
10.11*	Exhibit 10.1 to the Current Report on Form 8-K, filed March 20, 2024, Executive Incentive Compensation Plan dated December 15, 2023, is incorporated herein by reference as Exhibit 10.11.
10.12*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 18, 2024, Executive Incentive Compensation Plan dated June 13,2024, is incorporated herein by reference as Exhibit 10.12.
10.13*	Executive Incentive Compensation Plan dated December 20, 2024
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

10.17*
Exhibit 10.1 to the Current Report on Form 8-K, filed March 7, 2023, Federal Home Loan Bank of Topeka 2023 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.17.

10.18*
Exhibit 10.1 to the Current Report on Form 8-K, filed May 23, 2024, Federal Home Loan Bank of Topeka 2024 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.18.

Exhibit No.	Description
10.19*
Exhibit 10.1 to the Current Report on Form 8-K, filed February 12, 2025, Federal Home Loan Bank of Topeka 2025 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.19.

10.20*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.20.
10.21*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.21.
10.22*
Exhibit 10.1 to the Current Report on Form 8-K, filed January 5, 2024, Federal Home Loan Bank of Topeka 2024 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 1022.

10.23*
Exhibit 10.1 to the Current Report on Form 8-K, filed December 26, 2024, Federal Home Loan Bank of Topeka 2025 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.23.

10.24*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated herein by reference as Exhibit 10.24.
10.25*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated herein by reference as Exhibit 10.25.
10.26*	Exhibit 10.2 to the Current Report on Form 8-K, filed November 26, 2024, Acceptance Agreement with Midland National Life Insurance Company, is incorporated herein by reference as Exhibit 10.26.
10.27*	Federal Home Loan Bank of Topeka Short-Term Incentive Compensation Plan
14.1	Exhibit 14.1 to the 2023 Annual Report on Form 10-K, filed March 11, 2024, Federal Home Loan Bank of Topeka Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
19.1	Federal Home Loan Bank of Topeka Insider Trading Policy
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Principal Executive Officer and Senior Vice President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Exhibit 99.1 2023 Annual Report on Form 10-K, filed March 11, 2024, Federal Home Loan Bank of Topeka Audit Committee Charter, is incorporated herein by reference as Exhibit 99.1.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Federal Home Loan Bank of Topeka

March 13, 2025	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

March 13, 2025	By: /s/ Philip D. Bacchus
Date	Philip D. Bacchus
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Jeffrey B. Kuzbel	President and Chief Executive Officer	March 13, 2025
Jeffrey B. Kuzbel	(principal executive officer)

/s/ Philip D. Bacchus	Senior Vice President and Chief Financial Officer	March 13, 2025
Philip D. Bacchus	(principal financial officer)

/s/ Amy J. Crouch	First Vice President and Chief Accounting Officer	March 13, 2025
Amy J. Crouch	(principal accounting officer)

/s/ Barry Lockard[1]	Chair of the Board of Directors	March 13, 2025
Barry Lockard

/s/ Milroy A. Alexander[1]	Vice Chair of the Board of Directors	March 13, 2025
Milroy A. Alexander

/s/ Steven G. Bradshaw[1]	Director	March 13, 2025
Steven G. Bradshaw

/s/ Kyle J. Heckman[1]	Director	March 13, 2025
Kyle J. Heckman

/s/ Thomas E. Henning[1]	Director	March 13, 2025
Thomas E. Henning

/s/ Michael B. Jacobson[1]	Director	March 13, 2025
Michael B. Jacobson

/s/ Holly Johnson[1]	Director	March 13, 2025
Holly Johnson

/s/ Lynn Jenkins[1]	Director	March 13, 2025
Lynn Jenkins

/s/ Craig A. Meader[1]	Director	March 13, 2025
Craig A. Meader

/s/ Jeffrey R. Noordhoek[1]	Director	March 13, 2025
Jeffrey R. Noordhoek

/s/ Mark J. O’Connor[1]	Director	March 13, 2025
Mark J. O’Connor

/s/ Carla D. Pratt[1]	Director	March 13, 2025
Carla D. Pratt

/s/ Douglas E. Tippens[1]	Director	March 13, 2025
Douglas E. Tippens

/s/ Gregg Vandaveer[1]	Director	March 13, 2025
Gregg Vandaveer

/s/ Paul E. Washington[1]	Director	March 13, 2025
Paul E. Washington

/s/ Christopher Wente[1]	Director	March 13, 2025
Christopher Wente

/s/ Lance L. White[1]	Director	March 13, 2025
Lance L. White
1    Pursuant to Power of Attorney

Management’s Report on Internal Control over Financial Reporting

Management of the Federal Home Loan Bank of Topeka (FHLBank) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. FHLBank’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of FHLBank’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of FHLBank are being made only in accordance with authorizations of FHLBank’s management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of FHLBank’s assets that could have a material effect on the financial statements.

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

Management of FHLBank assessed the effectiveness of FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that FHLBank’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of FHLBank’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

By: /s/ Jeffrey B. Kuzbel
Jeffrey B. Kuzbel
President and Chief Executive Officer

By: /s/ Philip D. Bacchus
Philip D. Bacchus
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of the
Federal Home Loan Bank of Topeka

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2024 and 2023, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank's financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PricewaterhouseCoopers LLP, 1100 Walnut Street, Suite 1300, Kansas City, Missouri 64106
T: (816) 472 7921; F: (816) 218 1890, www.pwc.com/us

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items
As described in Notes 6 and 14 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2024, was $52.0 billion, of which 73% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024, was $357.3 million and $6.1 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow model uses market observable inputs such as discount rate, forward interest rate, and volatility assumptions.
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
March 13, 2025

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2024	12/31/2023
ASSETS
Cash and due from banks (Note 1)	$25,575	$26,062
Interest-bearing deposits (Note 3)	2,142,423	1,604,989
Securities purchased under agreements to resell (Notes 3, 10)	5,150,000	3,875,000
Federal funds sold (Note 3)	3,575,000	2,080,000

Investment securities:
Trading securities (Note 3)	439,963	908,608
Available-for-sale securities, amortized cost of $13,197,724 and $11,872,397 (Note 3)	13,057,619	11,753,453
Held-to-maturity securities, fair value of $217,476 and $260,653 (Note 3)	219,826	264,796
Total investment securities	13,717,408	12,926,857

Advances (Notes 4, 16)	41,652,081	45,444,769
Mortgage loans held for portfolio, net of allowance for credit losses of $4,033 and $5,531 (Notes 5, 16)	8,949,433	8,352,713
Accrued interest receivable	249,199	204,243
Derivative assets, net (Notes 6, 10)	357,314	350,367
Other assets (Note 15)	82,547	81,985

TOTAL ASSETS	$75,900,980	$74,946,985

LIABILITIES
Deposits (Notes 7, 16)	$989,021	$752,200

Consolidated obligations, net:
Discount notes (Notes 8, 15)	14,417,047	20,743,249
Bonds (Notes 8, 15)	55,864,506	49,047,489
Total consolidated obligations, net	70,281,553	69,790,738

Mandatorily redeemable capital stock (Note 11)	3,225	247
Accrued interest payable	347,843	361,840
Affordable Housing Program payable (Note 9)	102,494	77,794
Derivative liabilities, net (Notes 6, 10)	6,131	860
Other liabilities (Notes 13, 15)	70,984	72,654

TOTAL LIABILITIES	71,801,251	71,056,333

Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2024	12/31/2023
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 4,649 and 2,789 shares issued and outstanding) (Notes 11, 16)	$464,904	$278,887
Class B ($100 par value; 21,667 and 23,288 shares issued and outstanding) (Notes 11, 16)	2,166,701	2,328,796
Total capital stock	2,631,605	2,607,683

Retained earnings:
Unrestricted	1,109,059	989,457
Restricted (Note 11)	499,027	412,483
Total retained earnings	1,608,086	1,401,940

Accumulated other comprehensive income (loss) (Note 12)	(139,962)	(118,971)

TOTAL CAPITAL	4,099,729	3,890,652

TOTAL LIABILITIES AND CAPITAL	$75,900,980	$74,946,985

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2024	2023	2022
INTEREST INCOME:
Advances	$2,434,890	$2,409,840	$742,694
Interest-bearing deposits	144,639	143,330	33,548
Securities purchased under agreements to resell	153,604	121,367	42,895
Federal funds sold	241,903	221,114	68,392
Trading securities	22,072	34,196	57,899
Available-for-sale securities	784,787	594,548	197,809
Held-to-maturity securities	13,937	15,982	8,570
Mortgage loans held for portfolio	322,061	261,352	228,583
Other	712	1,430	885
Total interest income	4,118,605	3,803,159	1,381,275

INTEREST EXPENSE:
Deposits	40,415	32,921	10,342
Consolidated obligations:
Discount notes	888,622	1,102,702	368,075
Bonds	2,627,916	2,206,160	638,751
Mandatorily redeemable capital stock	190	14	7
Other	1,243	1,311	1,109
Total interest expense	3,558,386	3,343,108	1,018,284

NET INTEREST INCOME	560,219	460,051	362,991
Provision (reversal) for credit losses on mortgage loans	(1,636)	(641)	710
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	561,855	460,692	362,281

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	16,962	19,554	(112,548)
Net gains (losses) on sale of held-to-maturity securities	—	—	(89)
Net gains (losses) on derivatives	5,606	14,923	86,492
Standby bond purchase agreement commitment fees	2,968	2,815	2,642
Letters of credit fees	9,212	8,218	6,558
Other	2,392	2,437	3,003
Total other income (loss)	37,140	47,947	(13,942)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2024	2023	2022
OTHER EXPENSES:
Compensation and benefits	$52,506	$49,870	$42,479
Other operating	30,017	25,422	21,011
Federal Housing Finance Agency	5,912	5,963	5,599
Office of Finance	5,104	4,441	4,455
Mortgage loans transaction service fees	6,904	6,413	6,079
Voluntary housing and community investment program contributions	16,498	3,000	—
Other	1,231	1,899	1,231
Total other expenses	118,172	97,008	80,854

INCOME BEFORE ASSESSMENTS	480,823	411,631	267,485

Affordable Housing Program	48,101	41,164	26,749

NET INCOME	$432,722	$370,467	$240,736

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2024	2023	2022
Net income	$432,722	$370,467	$240,736

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(21,161)	(34,501)	(159,132)
Defined benefit pension plan	170	(200)	2,547
Total other comprehensive income (loss)	(20,991)	(34,701)	(156,585)

TOTAL COMPREHENSIVE INCOME (LOSS)	$411,731	$335,766	$84,151

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	$1,499,301	$852,408	$290,242	$1,142,650	$72,315	$2,714,266
Comprehensive income							192,589	48,147	240,736	(156,585)	84,151
Proceeds from issuance of capital stock	24	2,380	38,060	3,806,000	38,084	3,808,380					3,808,380
Repurchase/redemption of capital stock	(18,495)	(1,849,477)	(2,678)	(267,833)	(21,173)	(2,117,310)					(2,117,310)
Net reclassification of shares to mandatorily redeemable capital stock	(3,960)	(396,024)	(4,167)	(416,668)	(8,127)	(812,692)					(812,692)
Net transfer of shares between Class A and Class B	22,477	2,247,708	(22,477)	(2,247,708)	—	—					—
Dividends on capital stock (Class A - 1.7%, Class B - 7.3%):
Cash payment							(251)		(251)		(251)
Stock issued			1,300	130,030	1,300	130,030	(130,030)		(130,030)		—
Balance at December 31, 2022	2,388	$238,777	22,689	2,268,932	25,077	2,507,709	914,716	338,389	1,253,105	(84,270)	3,676,544
Comprehensive income							296,373	74,094	370,467	(34,701)	335,766
Proceeds from issuance of capital stock	41	4,069	31,186	3,118,587	31,227	3,122,656					3,122,656
Repurchase/redemption of capital stock	(23,058)	(2,305,768)	(2,117)	(211,704)	(25,175)	(2,517,472)					(2,517,472)
Net reclassification of shares to mandatorily redeemable capital stock	(4,341)	(434,167)	(2,925)	(292,406)	(7,266)	(726,573)					(726,573)
Net transfer of shares between Class A and Class B	27,759	2,775,976	(27,759)	(2,775,976)	—	—					—
Dividends on capital stock (Class A - 4.3%, Class B - 9.1%):
Cash payment							(269)		(269)		(269)
Stock issued			2,214	221,363	2,214	221,363	(221,363)		(221,363)		—
Balance at December 31, 2023	2,789	278,887	23,288	2,328,796	26,077	2,607,683	989,457	412,483	1,401,940	(118,971)	3,890,652
Comprehensive income							346,178	86,544	432,722	(20,991)	411,731
Proceeds from issuance of capital stock	13	1,278	21,535	2,153,575	21,548	2,154,853					2,154,853
Repurchase/redemption of capital stock	(18,238)	(1,823,840)	(1,644)	(164,413)	(19,882)	(1,988,253)					(1,988,253)
Net reclassification of shares to mandatorily redeemable capital stock	(3,403)	(340,268)	(287)	(28,683)	(3,690)	(368,951)					(368,951)
Net transfer of shares between Class A and Class B	23,488	2,348,847	(23,488)	(2,348,847)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(303)		(303)		(303)
Stock issued			2,263	226,273	2,263	226,273	(226,273)		(226,273)		—
Balance at December 31, 2024	4,649	$464,904	21,667	$2,166,701	26,316	$2,631,605	$1,109,059	$499,027	$1,608,086	$(139,962)	$4,099,729

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$432,722	$370,467	$240,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(97,683)	86,304	145,675
Concessions on consolidated obligations	7,998	5,956	5,112
Premiums and discounts on investments, net	(45,917)	(28,549)	(1,522)
Premiums, discounts and commitment fees on advances, net	(2,719)	(2,865)	(3,713)
Premiums, discounts and deferred loan costs on mortgage loans, net	13,251	12,930	20,119
Fair value adjustments on hedged assets or liabilities	(4,590)	(3,404)	1,421
Premises, software and equipment	3,243	3,121	3,172
Other	—	—	249
Provision (reversal) for credit losses on mortgage loans	(1,636)	(641)	710
Other adjustments, net	323	(9)	(19)
Net (gains) losses on trading securities	(16,962)	(19,554)	112,548
Net change in derivatives and hedging activities	4,284	(198,493)	693,354
(Increase) decrease in accrued interest receivable	(43,244)	(18,096)	(111,073)
Change in net accrued interest included in derivative assets	4,887	(23,379)	(41,566)
(Increase) decrease in other assets	(3,140)	(640)	(1,213)
Increase (decrease) in accrued interest payable	(14,664)	164,670	154,524
Change in net accrued interest included in derivative liabilities	3,479	(19,945)	9,643
Increase (decrease) in Affordable Housing Program liability	24,699	24,159	11,411
Increase (decrease) in other liabilities	(1,476)	1,935	2,147
Total adjustments	(169,867)	(16,500)	1,000,979
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	262,855	353,967	1,241,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(410,220)	$547,558	$(1,789,189)
Net (increase) decrease in securities purchased under resale agreements	(1,275,000)	(1,525,000)	(850,000)
Net (increase) decrease in Federal funds sold	(1,495,000)	1,670,000	(390,000)
Proceeds from sale of trading securities	—	—	12,448
Proceeds from maturities of and principal repayments on trading securities	485,607	532,399	3,583,506
Purchases of trading securities	—	—	(2,790,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	1,186,868	1,765,339	1,300,457
Purchases of available-for-sale securities	(2,467,853)	(4,008,018)	(3,611,488)
Proceeds from sale of held-to-maturity securities	—	—	19,930
Proceeds from maturities of and principal repayments on held-to-maturity securities	44,952	80,597	80,745
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2024	2023	2022
Advances repaid	256,562,580	906,019,610	608,948,836
Advances originated	(252,767,970)	(907,035,196)	(630,170,723)
Principal collected on mortgage loans	877,368	758,442	1,178,272
Purchases of mortgage loans	(1,485,427)	(1,219,320)	(977,459)
Net proceeds from sale of foreclosed assets	641	280	805
Other investing activities	—	—	1,877
Purchases of premises, software and equipment	(1,486)	(4,759)	(2,093)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(744,940)	(2,418,068)	(25,454,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$247,700	$18,345	$(184,008)
Net proceeds from issuance of consolidated obligations:
Discount notes	610,532,007	481,241,221	395,436,136
Discount notes transferred from other FHLBanks	610,000	—	—
Bonds	70,219,922	52,165,645	45,857,494
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(616,771,258)	(485,397,335)	(377,359,026)
Discount notes transferred to other FHLBanks	(610,000)	—
Bonds	(63,570,605)	(44,865,213)	(40,408,800)
Bonds transferred to other FHLBanks	—	(999,987)	—
Net interest payments received (paid) for financing derivatives	23,694	23,226	(7,132)
Proceeds from issuance of capital stock	2,154,853	3,122,656	3,808,380
Payments for repurchase/redemption of capital stock	(1,988,253)	(2,517,472)	(2,117,310)
Payments for repurchase of mandatorily redeemable capital stock	(366,159)	(726,618)	(812,999)
Cash dividends paid	(303)	(269)	(251)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	481,598	2,064,199	24,212,484
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(487)	98	123
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,062	25,964	25,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,575	$26,062	$25,964

Supplemental disclosures:
Interest paid	$1,698,539	$1,166,760	$308,581
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2024, 2023 and 2022

BACKGROUND

Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSE) that were organized under the Federal Home Loan Bank Act of 1932, as amended (Bank Act), to serve the public by enhancing the availability of credit for residential mortgages and targeted community development and provide a readily available, competitively-priced source of funds to their members. FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of FHLBank and generally receive dividends on their stock investments. Regulated financial depositories, insurance companies, and community development financial institutions engaged in residential housing finance whose principal place of business is located in FHLBank’s district states of Colorado, Kansas, Nebraska, or Oklahoma are eligible to apply for membership. Community Development Financial Institutions (CDFIs) meeting certain membership regulation standards are also eligible to become members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from FHLBank. While eligible to borrow, state and local housing associates are not members FHLBank and, as such, do not hold capital stock.

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that particular FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with FHLBank, including advances, Acquired Member Assets (AMA), and letters of credit. Former members with outstanding transactions with FHLBank are required to maintain their investments in FHLBank capital stock until the transactions mature or are repaid. As a result of these requirements, FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on FHLBank’s board of directors. See Note 16 – Transactions with Stockholders for more information on related party transactions.

The FHLBanks are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. Federal government. The FHFA’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment. Each FHLBank is operated as a separate entity and has its own management, employees, and board of directors. The FHLBanks do not sponsor any special purpose entities or any other type of off-balance sheet conduits.

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. As provided by the Bank Act and applicable regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings, and capital stock issued to members. FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. “Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank of Chicago. In addition, FHLBank offers correspondent services to members and other financial institutions such as wire transfer, security safekeeping, and cash management.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).

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

Fair Values: The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures for the periods presented, have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. Although FHLBank uses its best judgment to estimate the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 14 – Fair Values for more information.

Financial Instruments Meeting Netting Requirements: FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 6 – Derivatives and Hedging Activity and Note 10 – Assets and Liabilities Subject to Offsetting for additional information.

Cash and Due from Banks: For purposes of the Statements of Condition and Statements of Cash Flows, FHLBank considers cash on hand and non-interest-bearing deposits in banks as cash and cash equivalents.

Interest-bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold. FHLBank treats securities purchased under agreements to resell as short-term collateralized loans. Federal funds sold consist of short-term unsecured loans generally transacted with counterparties that FHLBank considers to be of investment quality. Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold provide short-term liquidity and are carried at cost. Accrued interest receivable is recorded separately on the Statements of Condition. Interest-bearing deposits and Federal funds sold are evaluated for credit losses on a quarterly basis. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

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

FHLBank’s Risk Management Policy (RMP) prohibits active trading of these securities with the intent of realizing gains. FHFA regulation limits credit risk arising from these instruments by prohibiting certain instruments identified as not investment quality. While FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities, reflecting management’s intent that these securities be available as a source of liquidity if needed but are otherwise held until maturity. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet FHLBank’s cash flow needs.

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

Certain changes in circumstances may cause FHLBank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future, including: (1) evidence of a significant deterioration in the issuer’s creditworthiness; (2) a change in statutory or regulatory requirements significantly modifying either what constitutes a permissible investment or the maximum level of investments in certain kinds of investments, thereby causing FHLBank to dispose of a held-to-maturity investment; (3) a significant increase by a regulator in FHLBank’s capital requirements that causes FHLBank to downsize by selling held-to-maturity investments; or (4) a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. FHLBank considers the following situations to be a maturity for purposes of assessing ability and intent to hold to maturity:
▪The sale of the security is near enough to maturity (e.g., within three months of maturity), or call date if exercise of the call is probable that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or
▪The sale of a security occurs after FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition either due to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

Advance Modifications: When FHLBank funds a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, FHLBank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. FHLBank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the cash flows or if FHLBank concludes the differences between the advances are more than minor based on qualitative factors, the advance is accounted for as a new advance. Otherwise, the new advance is accounted for as a modification.

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

If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging adjustments, is deferred, recorded in the basis of the modified advance as a discount, and amortized using a level-yield methodology over the life of the modified advance to advance interest income. If the modified advance is hedged and meets hedge accounting requirements, the modified advance is marked to a benchmark fair value and subsequent fair value changes attributable to the hedged risk are recorded in advance interest income.

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

Quarterly, FHLBank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. When a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. In determining the allowance for credit losses, FHLBank measures the expected loss over the estimated remaining life of a mortgage loan, which also considers how FHLBank’s credit enhancements mitigate credit losses. If a loan is purchased at a discount, the discount does not offset the allowance for credit losses. FHLBank includes estimates of expected recoveries within the allowance for credit losses.

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

Other Fees: FHLBank may receive other non-origination fees, such as delivery commitment extension fees and pair-off fees as part of the mark-to-market on derivatives to which they are related or as part of the loan basis, as applicable. Delivery commitment extension fees are received when a PFI requires an extension of the delivery commitment period beyond the original stated expiration. These fees compensate FHLBank for lost interest as a result of late funding and represent the member purchasing a derivative from FHLBank. Pair-off fees are received from the PFI when the amount funded is more than or less than a specific percentage range of the delivery commitment amount. These fees compensate FHLBank for hedge costs associated with under-delivery or over-delivery. To the extent that pair-off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as a part of the carrying value of the loan.

Nonaccrual Loans: A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. FHLBank places a conventional mortgage loan on nonaccrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past its due date for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. FHLBank does not place government-guaranteed or government-insured mortgage loans on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. FHLBank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when: (1) none of its contractual principal and interest is due and unpaid, and FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well-secured and in the process of collection.

Mortgage Loan Modifications: Generally, FHLBank only grants mortgage loan modifications to borrowers experiencing financial difficulty. If the terms of the modified loan are at least as favorable to the lender as the terms offered to borrowers with similar collection risks for comparable loans and the modification to the terms of the loan is more than minor, the loan meets the accounting criteria for a new loan. Generally, a modification would not result in a new loan because the modified terms are not as favorable to the lender as terms for comparable loans that would be offered to similar borrowers.

Collateral-dependent Loans: A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially provided through the sale of the underlying collateral. A loan considered collateral-dependent is measured for credit loss based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for loan loss or charged off.

Charge-off Policy: A charge-off is recorded if it is deemed probable that the amortized cost and any applicable accrued interest in a loan will not be recovered. FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. FHLBank charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less estimated cost to sell, for loans that are 180 days or more delinquent and for certain loans for which the borrower has filed for bankruptcy.

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

Derivatives and Hedging Activities: Generally, FHLBank enters into derivatives primarily to manage exposure to changes in interest rates. The accounting guidance related to derivatives and hedging activities is complex and contains prescriptive documentation requirements. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest receivable from or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with a derivative are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouses) for all cleared derivative transactions, LCH Ltd and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered cash collateral.

Derivative Designations: Each derivative is designated as one of the following:
▪a qualifying fair value hedge of the change in fair value of: (1) a recognized asset or liability, or (2) an unrecognized firm commitment; or
▪a non-qualifying hedge (an economic hedge) for asset/liability management purposes.

In compliance with accounting standards, primarily Accounting Standards Codification (ASC) 815, the accounting for derivatives requires FHLBank to make the following assumptions and estimates: (1) assessing whether the hedging relationship qualifies for hedge accounting; (2) assessing whether an embedded derivative should be bifurcated; (3) calculating the effectiveness of the hedging relationship; (4) evaluating exposure associated with counterparty credit risk; and (5) estimating the fair value of the derivatives.

Accounting for Qualifying Hedges: Hedging relationships that meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, qualify for hedge accounting. Two approaches to hedge accounting include:
▪Long haul hedge accounting - The application of long haul hedge accounting requires FHLBank to assess, retrospectively and prospectively, on at least a quarterly basis, whether the derivative and hedged item have been and are expected to be highly effective in offsetting changes in fair value attributable to the hedged risk; and
▪Shortcut hedge accounting - Under the shortcut method of hedge accounting, the entire change in fair value of the interest rate swap is deemed perfectly effective at achieving offsetting changes in the fair value of the hedged asset or liability, implying that the hedge between the hedged item and hedging instrument is perfectly correlated. An interest rate swap transaction is subject to more stringent criteria to qualify for shortcut hedge accounting. FHLBank has elected to document at hedge inception a quantitative method to assess hedge effectiveness for its shortcut hedging relationships for use in the event that the use of the shortcut method is no longer appropriate.

Typically, derivatives and hedged items are executed simultaneously, and, as applicable, FHLBank designates the hedged item in a qualifying hedging relationship at the trade date. In many hedging relationships, FHLBank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. FHLBank defines market settlement conventions for advances and consolidated obligation discount notes to be five business days or less and for consolidated obligation bonds to be thirty calendar days or less, using a next business day convention. FHLBank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Accounting for Non-Qualifying Hedges: FHLBank defines an economic hedge as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for hedge accounting but is an acceptable hedging strategy under FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings volatility because FHLBank recognizes the net interest settlement and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives, with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

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

If the derivative fails the effectiveness test any time during its life, the hedge relationship no longer qualifies for hedge accounting and FHLBank marks the derivative to fair value through current period earnings without any offsetting changes in fair value related to the underlying hedged item and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued and the derivative remains outstanding, FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in other income (loss) as net gains (losses) on derivatives. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

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

Premises, Software and Equipment: Premises, software, and equipment are included in other assets on the Statements of Condition. FHLBank records premises, software, and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. The cost of purchased software and certain software development costs for internal use are capitalized and amortized over future periods. Gains and losses on disposals are included in other income (loss) on the Statements of Income.

As of December 31, 2024 and 2023, premises, software, and equipment were $36,714,000 and $38,588,000, which was net of the accumulated depreciation and amortization of $35,871,000 and $35,381,000, respectively. For the years ended December 31, 2024, 2023, and 2022, the depreciation and amortization expense for premises, software and equipment was $3,243,000, $3,121,000 and $3,172,000, respectively.

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

Concessions: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using the level-yield method over the contractual terms of the consolidated obligations. The Office of Finance prorates concession amounts to FHLBank based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of FHLBank. FHLBank records concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The amortization of those concessions is included in consolidated obligation interest expense.

Off-Balance Sheet Credit Exposures: On a quarterly basis, FHLBank evaluates off-balance sheet credit exposures for expected credit losses. If deemed necessary, an allowance for expected credit losses on off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision (reversal) for credit losses.

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

Voluntary Housing and Community Investment Expenses: FHLBank records voluntary contributions to affordable housing and community investment initiatives to non-interest expense in the Statements of Income. Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded.

Affordable Housing Program (AHP) Assessments: FHLBank is required to establish, fund and administer an AHP. The AHP funds provide subsidies to members to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. The required annual AHP funding is charged to earnings, and an offsetting liability is established.

Segment Reporting: FHLBank operates one reportable segment that makes advances (loans) to, purchases mortgage loans from, and provides limited other financial services to members to meet the housing, business, and economic development needs of the communities FHLBank’s members serve, in accordance with our housing finance and community development mission. FHLBank also administers and funds grant programs that fulfill its mission of supporting and sustaining affordable housing and strong communities. FHLBank is funded by the issuance of consolidated obligation bonds, discount notes, and capital supplied by its members. As a member-owned cooperative, FHLBank’s segment presentation reflects a management approach that seeks to maintain a balance between FHLBank’s mission, public purpose, and FHLBank’s ability to provide adequate returns on the capital supplied by its members, which requires the chief operating decision maker (CODM), FHLBank’s President and Chief Executive Officer, to have a consolidated view of FHLBank’s results and asset allocation. For additional information regarding other items reported to the CODM, including significant expenses, refer to FHLBank’s Statements of Income, Statements of Condition, and the Notes to Financial Statements. Further, FHLBank is required to be in compliance with regulatory metrics based upon consolidated asset, liability, and capital balances, including FHFA’s core mission achievement (CMA) guidance, which requires FHLBank to be strategically mission-oriented at a consolidated level. As such, FHLBank does not manage assets by operating segments.

Income before assessments is the primary performance metric used by the CODM in that it determines the annual commitment to our Affordable Housing and Community Investment programs, is a measure of product utilization, and is a consideration in the return of capital to members in the form of dividends. All financial segment information required by the authoritative guidance can be found in the financial statements and related footnotes.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Segment Reporting (Accounting Standards Update (ASU) 2023-07). In July 2023, the Financial Accounting Standards Board (FASB) issued amendments to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocations of capital for additional, more detailed information about a reportable segment’s expenses, including entities with a single reportable segment. The ASU is effective for FHLBank for the annual period ending December 31, 2024 and will be effective for interim periods beginning January 1, 2025. The adoption of this guidance resulted in additional disclosures related to FHLBank’s reportable operating segment (see Note 1 – Summary of Significant Accounting Policies for additional information).

Disaggregation of Income Statement Expenses (ASU 2024-03). In November 2024, the FASB issued amendments to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on an interim and annual basis. The ASU is effective for FHLBank for the annual period ended December 31, 2027 and will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. The adoption of this guidance may result in additional disclosures but will not impact FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. These may differ from internal ratings of the investments, if applicable. As of December 31, 2024, approximately 22 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of December 31, 2024 and 2023, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of December 31, 2024 and 2023. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $2,938,000 and $431,000, respectively, as of December 31, 2024, and $3,271,000 and $927,000, respectively, as of December 31, 2023.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions requiring the counterparty pledge additional securities as collateral or remit an equivalent amount of cash sufficient to comply with the required collateral value). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2024 and 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $638,000 and $1,749,000 as of December 31, 2024 and 2023, respectively.

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

Trading Securities: Trading securities by major security type as of December 31, 2024 and 2023 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	12/31/2024	12/31/2023
Non-mortgage-backed securities:
GSE debentures	$17,884	$288,438
Non-mortgage-backed securities	17,884	288,438
Mortgage-backed securities:
GSE MBS	422,079	620,170
Mortgage-backed securities	422,079	620,170
TOTAL	$439,963	$908,608

Net gains (losses) on trading securities during the years ended December 31, 2024, 2023, and 2022 are shown in Table 3.2 (in thousands):

Table 3.2

	2024	2023	2022
Net gains (losses) on trading securities held as of December 31, 2024	$8,007	$6,881	$(42,718)
Net gains (losses) on trading securities sold or matured prior to December 31, 2024	8,955	12,673	(69,830)
NET GAINS (LOSSES) ON TRADING SECURITIES	$16,962	$19,554	$(112,548)

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2024 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $35,778,000 as of December 31, 2024.

Table 3.3

	12/31/2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,313,012	$6	$(75,795)	$3,237,223
State or local housing agency obligations	24,465	—	(286)	24,179
Non-mortgage-backed securities	3,337,477	6	(76,081)	3,261,402
Mortgage-backed securities:
U.S. obligation MBS	78,046	—	(783)	77,263
GSE MBS	9,782,201	31,461	(94,708)	9,718,954
Mortgage-backed securities	9,860,247	31,461	(95,491)	9,796,217
TOTAL	$13,197,724	$31,467	$(171,572)	$13,057,619

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of December 31, 2024 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	12/31/2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$244,268	$(1,144)	$2,754,861	$(74,652)	$2,999,129	$(75,796)
State or local housing agency obligations	24,179	(286)	—	—	$24,179	$(286)
Non-mortgage-backed securities	268,447	(1,430)	2,754,861	(74,652)	3,023,308	(76,082)
Mortgage-backed securities:
U.S. obligation MBS	—	—	77,263	(783)	77,263	(783)
GSE MBS	2,880,112	(14,624)	3,638,445	(80,083)	6,518,557	(94,707)
Mortgage-backed securities	2,880,112	(14,624)	3,715,708	(80,866)	6,595,820	(95,490)
TOTAL	$3,148,559	$(16,054)	$6,470,569	$(155,518)	$9,619,128	$(171,572)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2024 and 2023 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	12/31/2024		12/31/2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$457,610	$440,483	$—	$—
Due after one year through five years	2,855,402	2,796,740	2,983,880	2,937,868
Due after five years through ten years	—	—	—	—
Due after ten years	24,465	24,179	—	—
Non-mortgage-backed securities	3,337,477	3,261,402	2,983,880	2,937,868
Mortgage-backed securities	9,860,247	9,796,217	8,888,517	8,815,585
TOTAL	$13,197,724	$13,057,619	$11,872,397	$11,753,453

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2024 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $476,000 as of December 31, 2024.

Table 3.8

	12/31/2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$30,895	$—	$(445)	$30,450
Non-mortgage-backed securities	30,895	—	(445)	30,450
Mortgage-backed securities:
GSE MBS	188,931	359	(2,264)	187,026
Mortgage-backed securities	188,931	359	(2,264)	187,026
TOTAL	$219,826	$359	$(2,709)	$217,476

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of December 31, 2024 and 2023 are shown in Table 3.10 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	12/31/2024		12/31/2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	30,895	30,450	35,855	35,209
Due after ten years	—	—	—	—
Non-mortgage-backed securities	30,895	30,450	35,855	35,209
Mortgage-backed securities	188,931	187,026	228,941	225,444
TOTAL	$219,826	$217,476	$264,796	$260,653
Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Table 3.11 presents details of the sales (in thousands). There were no sales of held-to-maturity securities during the years ended December 31, 2024 and 2023.

Table 3.11

2022
Proceeds from sale of held-to-maturity securities	$19,930
Carrying value of held-to-maturity securities sold	(20,019)
NET REALIZED GAINS (LOSSES)	$(89)

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of December 31, 2024 and 2023, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

FHLBank considers the unrealized losses on certain available-for-sale securities that were in an unrealized loss position to be temporary as FHLBank expects to recover the entire amortized cost basis on these available-for-sale investment securities. FHLBank neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis.

As of December 31 2024, FHLBank's held-to-maturity and available-for-sale securities: (1) were all highly rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; (3) in the case of U.S. obligations, carry an explicit Federal government guarantee such that FHLBank considers the risk of nonpayment to be zero; and (4) in the case of GSE debentures or MBS, were purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2024 and 2023, FHLBank had advances outstanding at interest rates ranging from 0.44 percent to 7.20 percent and 0.42 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of December 31, 2024 and 2023 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $152,111,000 and $118,604,000 as of December 31, 2024 and 2023, respectively.

Table 4.1

	12/31/2024		12/31/2023
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$25,160,148	4.43%	$29,786,238	5.32%
Due after one year through two years	4,724,245	4.05	4,213,704	4.01
Due after two years through three years	4,530,096	4.07	3,882,479	4.22
Due after three years through four years	3,037,483	4.12	3,086,881	4.04
Due after four years through five years	2,663,624	3.87	2,837,481	4.03
Thereafter	1,760,096	3.25	1,863,519	3.04
Total par value	41,875,692	4.24%	45,670,302	4.85%
Discounts	(7,557)		(10,276)
Hedging adjustments	(216,054)		(215,257)
TOTAL	$41,652,081		$45,444,769

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

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put or conversion date as of December 31, 2024 and 2023 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put or Conversion Date
Redemption Term	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Due in one year or less	$26,134,800	$31,038,961	$27,391,348	$31,299,438
Due after one year through two years	4,375,566	3,920,260	4,901,745	4,552,204
Due after two years through three years	4,126,318	3,562,900	4,626,596	3,954,979
Due after three years through four years	2,919,014	2,678,103	2,204,483	2,750,881
Due after four years through five years	2,642,197	2,715,262	1,945,624	1,600,481
Thereafter	1,677,797	1,754,816	805,896	1,512,319
TOTAL PAR VALUE	$41,875,692	$45,670,302	$41,875,692	$45,670,302

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of December 31, 2024 and 2023 (in thousands):

Table 4.3

Redemption Term	12/31/2024	12/31/2023
Fixed rate:
Due in one year or less	$15,388,152	$26,714,638
Due after one year through three years	6,714,381	6,034,768
Due after three years through five years	5,123,107	5,072,017
Due after five years through fifteen years	1,695,725	1,762,808
Due after fifteen years	18,795	28,659
Total fixed rate	28,940,160	39,612,890
Variable rate:
Due in one year or less	9,771,997	3,071,600
Due after one year through three years	2,539,960	2,061,415
Due after three years through five years	578,000	852,345
Due after five years through fifteen years	44,075	69,552
Due after fifteen years	1,500	2,500
Total variable rate	12,935,532	6,057,412
TOTAL PAR VALUE	$41,875,692	$45,670,302

Credit Risk Exposure and Security Terms: FHLBank's advances are primarily made to member financial institutions, including commercial banks and insurance companies. FHLBank manages its credit exposure in accordance with FHLBank's collateral and lending policies to limit risk of loss. These policies use a risk-based approach to determine the financial strength of each borrower, establish credit limits for each borrower, specify eligible collateral types and required collateral levels, and require ongoing monitoring of each borrower’s financial condition. FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of December 31, 2024 and 2023, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

In addition, FHLBank lends to eligible borrowers in accordance with federal law and FHFA regulations. Decisions to lend are based on the eligible borrower’s financial condition and available collateral. Specifically, FHLBank is required to obtain sufficient collateral to fully secure credit products up to the borrower’s total credit limit. Collateral eligible to secure new or renewed advances includes:
▪One-to-four family and multifamily mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;
▪Loans and securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);
▪Cash or deposits in FHLBank;
▪Certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value, meets certain requirements, and that FHLBank can perfect a security interest in it; and
▪Qualifying securities.

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

Based on the financial condition of the borrower, FHLBank may allow a borrower to retain physical possession of the collateral pledged to FHLBank if the borrower executes a written security agreement, provides periodic listings and agrees to hold such collateral for the benefit of FHLBank, or require the borrower to specifically assign or place physical possession of the collateral with FHLBank or its safekeeping agent. Securities and cash collateral are always in physical possession or in custodian control. FHLBank perfects its security interest in all pledged collateral. Section 10(e) of the Bank Act states that any security interest granted to an FHLBank by a borrower will have priority over the claims or rights of any other party, except for: (1) claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value; or (2) by a secured party holding a prior perfected security interest.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2024 and 2023, no advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended December 31, 2024 and 2023.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no allowance for credit losses on advances was recorded as of December 31, 2024 and 2023.

FHLBank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, and savings institutions. As of December 31, 2024, FHLBank had outstanding advances of $10,125,000,000 to one member that individually held 10 percent or more of FHLBank’s advances, which represents 24.2 percent of total outstanding advances. As of December 31, 2023, FHLBank had outstanding advances of $17,260,000,000 to two members that individually held 10 percent or more of FHLBank’s advances, which represented 37.8 percent of total outstanding advances. One member was the same in both years.

See Note 14 – Fair Values for information about the fair value of advances.

See Note 16 – Transactions with Stockholders for detailed information on transactions with related parties.

NOTE 5 – MORTGAGE LOANS

Mortgage loans held for portfolio consist of loans obtained through the MPF Program and are either conventional mortgage loans or government-guaranteed or government-insured mortgage loans. Under the MPF Program, FHLBank purchases single-family mortgage loans that are originated or acquired by PFIs. These mortgage loans are credit-enhanced by PFIs or are guaranteed or insured by Federal agencies.

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of December 31, 2024 and 2023 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $54,997,000 and $45,669,000 as of December 31, 2024 and 2023, respectively.

Table 5.1

	12/31/2024	12/31/2023
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$928,996	$1,055,326
Fixed rate, long-term, single-family mortgages	7,948,931	7,227,825
Total unpaid principal balance	8,877,927	8,283,151
Premiums	95,760	94,485
Discounts	(6,904)	(5,591)
Deferred loan costs, net	34	39
Hedging adjustments	(13,351)	(13,840)
Total before allowance for credit losses on mortgage loans	8,953,466	8,358,244
Allowance for credit losses on mortgage loans	(4,033)	(5,531)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,949,433	$8,352,713

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of December 31, 2024 and 2023 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	12/31/2024	12/31/2023
Conventional loans	$8,553,518	$7,953,624
Government-guaranteed or -insured loans	324,409	329,527
TOTAL UNPAID PRINCIPAL BALANCE	$8,877,927	$8,283,151

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

FHLBank records CE fees paid to PFIs as a reduction to mortgage interest income. Table 5.3 presents net CE fees paid to PFIs for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Table 5.3

	2024	2023	2022
CE fees paid to PFIs	$7,258	$6,580	$6,414
Performance-based CE fees recovered from PFIs	(30)	(42)	(42)
NET CE FEES PAID	$7,228	$6,538	$6,372
Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.4 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2024 (dollar amounts in thousands):

Table 5.4

	12/31/2024
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2020	2020	2021	2022	2023	2024
Amortized Cost:[1]
Past due 30-59 days delinquent	$30,714	$5,594	$8,215	$7,165	$7,532	$4,087	$63,307	$9,669	$72,976
Past due 60-89 days delinquent	8,402	1,290	1,680	2,017	1,514	213	15,116	3,572	18,688
Past due 90 days or more delinquent	10,006	1,414	1,738	1,846	3,922	381	19,307	6,509	25,816
Total past due	49,122	8,298	11,633	11,028	12,968	4,681	97,730	19,750	117,480
Total current loans	2,425,528	1,372,758	1,583,252	770,774	1,027,080	1,348,195	8,527,587	308,399	8,835,986
Total mortgage loans	$2,474,650	$1,381,056	$1,594,885	$781,802	$1,040,048	$1,352,876	$8,625,317	$328,149	$8,953,466

Other delinquency statistics:
In process of foreclosure[2]							$3,124	$305	$3,429
Serious delinquency rate[3]							0.2%	2.0%	0.3%
Past due 90 days or more and still accruing interest							$—	$6,509	$6,509
Loans on nonaccrual status[4]							$24,402	$—	$24,402

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
4    Includes $11,301,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because either these loans were previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

Table 5.5 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2023 (dollar amounts in thousands):

Table 5.5

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
Allowance for Credit Losses:
Conventional Mortgage Loans: Conventional loans that have similar risk characteristics are pooled and evaluated collectively. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. FHLBank determines its allowance for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current economic conditions, and reasonable and supportable forecasts of expected economic conditions. FHLBank uses a third-party projected cash flow model to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior among other factors. The forecasts used in the calculation of expected credit losses cover the contractual terms of the loans rather than a reversion to historical trends after a forecasted period. FHLBank also incorporates associated credit enhancements, as available, to determine its estimate of expected credit losses.

Certain conventional loans may be evaluated for credit losses using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. FHLBank may estimate the fair value of this collateral by applying an appropriate loss severity rate or by using third party estimates or property valuation models. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. FHLBank records a direct charge-off of the loan balance if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit losses.

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.6 presents a roll-forward of the allowance for credit losses on mortgage loans for the years ended December 31, 2024, 2023, and 2022.

Table 5.6

Conventional Loans	2024	2023	2022
Balance, beginning of the period	$5,531	$6,378	$5,317
Net (charge-offs) recoveries	138	(206)	351
Provision (reversal) for credit losses	(1,636)	(641)	710
Balance, end of the period	$4,033	$5,531	$6,378

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of December 31, 2024 and 2023. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

See Note 14 – Fair Values for information about the fair value of mortgage loans held for portfolio.

See Note 16 – Transactions with Stockholders for additional information on transactions with related parties.

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

Interest Rate Caps and Floors - In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price or interest rate. Interest rate caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising or falling below a certain level. FHLBank purchases interest rate caps and floors to hedge duration risk caused by changes in interest rates. These derivatives are not specifically linked to individual assets or liabilities and, therefore, do not receive hedge accounting treatment. These derivatives are marked-to-market through other income.

Types of Hedged Items: FHLBank may have the following types of hedged items:

Investments - FHLBank invests in U.S. Treasury securities, U.S. Agency MBS, GSE debt securities or MBS, and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of funding and derivatives. FHLBank may manage the prepayment, duration, and interest rate risk by funding investment securities with callable consolidated obligations, or by hedging the prepayment risk with interest rate caps or floors or callable swaps. FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives that generally offset the changes in fair value of the securities.

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

For example, FHLBank may issue a fixed rate consolidated obligation and simultaneously enter into a matching derivative in which FHLBank receives a fixed cash flow designed to mirror in timing and amount the cash outflows FHLBank pays on the consolidated obligation. In this type of transaction, FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. These transactions are designated as fair value hedges. FHLBank may issue variable rate consolidated obligations indexed to SOFR, Federal funds effective rate, or other rates and simultaneously execute interest rate swaps to hedge the basis risk of the variable rate debt. This type of hedge is treated as an economic hedge and the derivative is marked-to-market through earnings.

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

FHLBank may also hedge a firm commitment for a forward-starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. If the hedge relationship is de-designated when the commitment is terminated and the advance or bond is issued, the fair value change associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time of de-designation. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2024, 2023, and 2022.

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

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2024 and 2023 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	12/31/2024			12/31/2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$37,883,273	$66,190	$226,184	$44,804,870	$116,352	$410,595
Total derivatives designated as hedging relationships	37,883,273	66,190	226,184	44,804,870	116,352	410,595
Derivatives not designated as hedging instruments:
Interest rate swaps	11,464,896	25,282	110	6,383,296	22,072	152
Interest rate caps/floors	2,604,000	4,181	—	304,000	698	—
Mortgage delivery commitments	34,524	30	73	41,641	133	5
Total derivatives not designated as hedging instruments	14,103,420	29,493	183	6,728,937	22,903	157
TOTAL	$51,986,693	95,683	226,367	$51,533,807	139,255	410,752
Netting adjustments and cash collateral[1]		261,631	(220,236)		211,112	(409,892)
DERIVATIVE ASSETS AND LIABILITIES		$357,314	$6,131		$350,367	$860

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $521,222,000 and $649,456,000 as of December 31, 2024 and 2023, respectively. Cash collateral received was $39,354,000 and $28,452,000 as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024, 2023, and 2022, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$2,434,890	$784,787	$888,622	$2,627,916
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$292,128	$233,127	$(4,270)	$(103,339)
Hedged items[2]	(765)	(1,814)	(3,149)	(167,294)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$291,363	$231,313	$(7,419)	$(270,633)

	2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$2,409,840	$594,548	$1,102,702	$2,206,160
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$85,927	$31,991	$(6,312)	$(78,556)
Hedged items[2]	163,568	162,227	(28,552)	(244,352)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$249,495	$194,218	$(34,864)	$(322,908)
.

	2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$742,694	$197,809	$368,075	$638,751
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$464,852	$531,080	$(43,327)	$(606,760)
Hedged items[2]	(448,444)	(518,173)	30,865	564,081
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$16,408	$12,907	$(12,462)	$(42,679)

[1] Includes net interest settlements in interest income/expense.
[2] Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2024 and 2023 (in thousands):

Table 6.3

12/31/2024
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$15,700,289	7,984,796	(3,043,704)	(10,653,310)

Basis adjustments for active hedging relationships	$(210,116)	$(258,571)	$(837)	$198,495
Basis adjustments for discontinued hedging relationships	(5,937)	—	—	(5,545)
Cumulative amount of fair value hedging basis adjustments[2]	$(216,053)	$(258,571)	$(837)	$192,950

12/31/2023
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$13,545,019	$6,367,691	$(3,874,550)	$(20,374,603)

Basis adjustments for active hedging relationships	$(206,332)	$(256,757)	$2,313	$366,180
Basis adjustments for discontinued hedging relationships	(8,924)	—	—	(5,937)
Cumulative amount of fair value hedging basis adjustments[2]	$(215,256)	$(256,757)	$2,313	$360,243

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	2024	2023	2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(15,925)	$(17,414)	$107,552
Interest rate caps/floors	(3,941)	(1,088)	1,406
Net interest settlements	26,278	35,033	(13,661)
Price alignment amount[1]	(338)	(799)	(186)
Mortgage delivery commitments	(468)	(809)	(8,619)
NET GAINS (LOSSES) ON DERIVATIVES	$5,606	$14,923	$86,492

[1] This amount is for derivatives for which variation margin is characterized as a daily settled contract.

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

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2024, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

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

The Clearinghouse determines initial margin requirements, and credit ratings generally are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2024 and 2023.

FHLBank’s net exposure on derivative agreements is presented in Note 10 – Assets and Liabilities Subject to Offsetting.

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

Table 7.1 details the types of deposits held by FHLBank as of December 31, 2024 and 2023 (in thousands):

Table 7.1

	12/31/2024	12/31/2023
Interest-bearing:
Demand	$389,071	$297,267
Overnight	531,300	391,900
Term	1,000	10,650
Total interest-bearing	921,371	699,817
Non-interest-bearing:
Other	67,650	52,383
Total non-interest-bearing	67,650	52,383
TOTAL DEPOSITS	$989,021	$752,200

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes and, as provided by the Bank Act or FHFA regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, FHLBank records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The FHFA and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds may be issued to raise short-term, intermediate-term, and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are generally issued at less than their face amounts and redeemed at par upon maturity.

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of FHLBank Topeka, was $1,192,968,394,000 and $1,204,316,000,000 as of December 31, 2024 and 2023, respectively. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which FHLBank is located.

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2024 and 2023 (dollar amounts in thousands):

Table 8.1

	12/31/2024		12/31/2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$37,517,835	4.35%	$28,152,305	4.90%
Due after one year through two years	7,828,625	3.14	9,327,370	4.21
Due after two years through three years	2,225,545	2.68	4,294,125	2.01
Due after three years through four years	1,634,440	2.97	1,780,895	2.01
Due after four years through five years	1,573,155	3.62	1,467,440	2.96
Thereafter	5,280,950	3.43	4,387,255	2.63
Total par value	56,060,550	3.97%	49,409,390	4.15%
Premiums	12,044		12,874
Discounts	(3,054)		(3,108)
Concession fees	(12,085)		(11,424)
Hedging adjustments	(192,949)		(360,243)
TOTAL	$55,864,506		$49,047,489

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of December 31, 2024 and 2023 includes callable bonds totaling $17,048,000,000 and $22,940,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2024 and 2023 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	12/31/2024	12/31/2023
Due in one year or less	$47,888,835	$40,475,305
Due after one year through two years	5,093,625	6,503,370
Due after two years through three years	1,342,545	1,227,125
Due after three years through four years	696,940	362,895
Due after four years through five years	378,155	493,940
Thereafter	660,450	346,755
TOTAL PAR VALUE	$56,060,550	$49,409,390

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2024 and 2023 (in thousands):

Table 8.3

	12/31/2024	12/31/2023
Fixed rate	$21,107,550	$28,093,390
Simple variable rate	33,475,000	19,524,000
Step	1,478,000	1,792,000
TOTAL PAR VALUE	$56,060,550	$49,409,390

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2024	$14,417,047	$14,518,446	4.40%

December 31, 2023	$20,743,249	$20,903,145	5.15%

1    Represents yield to maturity excluding concession fees.

Information about the fair value of the consolidated obligations is included in Note 14.

NOTE 9 – AFFORDABLE HOUSING PROGRAM AND VOLUNTARY CONTRIBUTIONS

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

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If FHLBank’s income subject to assessment would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all FHLBanks as a group, then the Bank Act requires the shortfall to be allocated among FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the FHFA for a temporary suspension of its AHP contributions under the Bank Act. FHLBank has never applied to the FHFA for a temporary suspension of its AHP contributions.

In addition to the statutory AHP assessment, FHLBank may make voluntary contributions to the AHP or other housing and community investment initiatives. The income statement effects of voluntary contributions reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, FHLBank has committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. Statutory AHP assessments and all voluntary contributions to AHP are recorded in the AHP liability on the Statements of Condition. Statutory AHP assessments accrued in the current year are primarily awarded in the subsequent year and may be disbursed over several years.

Table 9.1 details the change in the AHP liability for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Table 9.1

	2024	2023	2022
Appropriated and reserved AHP funds as of the beginning of the period	$77,794	$53,635	$42,224
AHP set aside based on current year income	48,101	41,164	26,749
Current year non-statutory contributions[1]	5,882	—	—
Direct grants disbursed	(29,346)	(17,286)	(15,653)
Recaptured funds[2]	63	281	315
Appropriated and reserved AHP funds as of the end of the period	$102,494	$77,794	$53,635

1    Current year non-statutory contributions are included in “Voluntary housing and community investment program contributions” on the Statements of Income.
2    Recaptured funds are direct grants returned to FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner’s failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); (3) over-subsidized projects; or (4) previously disbursed but unused grants.

As of December 31, 2024, FHLBank’s AHP accrual on its Statements of Condition consisted of $50,135,000 for the 2025 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $52,359,000 for prior years’ AHP (committed but undisbursed). Disbursements occur from project approval to physical completion, which is typically between one and four years.

Other voluntary and community investment initiatives primarily consist of voluntary grants and contributions. Table 9.2 presents a rollforward of the voluntary contribution liability balance (non-AHP) for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Table 9.2

	2024	2023	2022
Voluntary contribution liability as of the beginning of the period	$—	$—	$—
Voluntary housing and community investment expense (non-AHP)	10,616	3,000	—
Voluntary grants and donation payments made	(7,350)	(3,000)	—
Loan subsidies (mortgage loans)	(36)	—	—
Voluntary contribution liability as of the end of the period	$3,230	$—	$—

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2024 and 2023 (in thousands):

Table 10.1

12/31/2024
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$90,722	$(86,061)	$4,661	$(30)	$4,631
Cleared derivatives	4,961	347,692	352,653	—	352,653
Total derivative assets	95,683	261,631	357,314	(30)	357,284
Securities purchased under agreements to resell	5,150,000	—	5,150,000	(5,150,000)	—
TOTAL	$5,245,683	$261,631	$5,507,314	$(5,150,030)	$357,284

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2024 and 2023 (in thousands):

Table 10.3

12/31/2024
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$225,991	$(219,860)	$6,131	$(73)	$6,058
Cleared derivatives	376	(376)	—	—	—
Total derivative liabilities	226,367	(220,236)	6,131	(73)	6,058
TOTAL	$226,367	$(220,236)	$6,131	$(73)	$6,058

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

Table 11.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of December 31, 2024 and 2023 (dollar amounts in thousands):

Table 11.1

	12/31/2024		12/31/2023
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$835,212	$3,777,209	$746,439	$3,730,738
Total regulatory capital-to-asset ratio	4.0%	5.6%	4.0%	5.4%
Total regulatory capital	$3,036,039	$4,242,916	$2,997,879	$4,009,870
Leverage capital ratio	5.0%	8.1%	5.0%	7.8%
Leverage capital	$3,795,049	$6,131,521	$3,747,349	$5,875,238

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

The percentages listed above are subject to change by FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require FHLBank to request FHFA approval of an amended capital plan. See Note 16 – Transactions with Stockholders for detailed information on transactions with related parties.

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Table 11.2

	2024	2023	2022
Balance, beginning of period	$247	$280	$582
Capital stock subject to mandatory redemption reclassified from equity during the period	368,951	727,472	812,692
Capital stock redemption cancellations reclassified to equity during the period	—	(900)	—
Redemption or repurchase of mandatorily redeemable capital stock during the period	(366,159)	(726,618)	(812,999)
Stock dividend classified as mandatorily redeemable capital stock during the period	186	13	5
Balance, end of period	$3,225	$247	$280

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

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2024, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Table 12.1

	Year Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities (Note 3)	Defined Benefit Pension Plan (Note 13)	Total AOCI
Balance at December 31, 2021	$74,689	$(2,374)	$72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(159,132)		(159,132)
Net gains (losses) - defined benefit pension plan		2,298	2,298
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan		249	249
Net current period other comprehensive income (loss)	(159,132)	2,547	(156,585)
Balance at December 31, 2022	(84,443)	173	(84,270)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(34,501)		(34,501)
Net gains (losses) - defined benefit pension plan		(200)	(200)
Net current period other comprehensive income (loss)	(34,501)	(200)	(34,701)
Balance at December 31, 2023	(118,944)	(27)	(118,971)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(21,161)		(21,161)
Impact of settlements - defined benefit pension plan		170	170
Net current period other comprehensive income (loss)	(21,161)	170	(20,991)
Balance at December 31, 2024	$(140,105)	$143	$(139,962)

NOTE 13 - PENSION AND POSTRETIREMENT BENEFIT PLANS

Qualified Defined Benefit Multiemployer Plan: On November 21, 2024, FHLBank entered into an acceptance agreement with Midland National Life Insurance Company (Insurer) to purchase a non-participating, single-premium, general account group annuity contract and transferred to the Insurer the future benefit obligations and annuity administration for the participants under the Pentegra Defined Benefit Pension Plan. Upon payment of the single premium, FHLBank transferred the benefit payment responsibilities to the Insurer, subject to certain conditions set forth in the agreement. The purchase of the annuity contract was funded directly by assets of the plan. FHLBank incurred no expenses nor used any FHLBank assets in connection with the transaction.

Qualified Defined Contribution Plans: FHLBank administers the Federal Home Loan Bank of Topeka 401(k) Plan, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a non-matching contribution on behalf of all eligible employees in addition to a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. FHLBank’s contributions totaled $2,801,000, $2,567,000 and $2,344,000 for 2024, 2023, and 2022, respectively, and were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers and members of the board of directors. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. In September 2019, FHLBank's board of directors elected to freeze the defined benefit component of the BEP on December 31, 2019, thereby discontinuing the future accrual of new benefits. The accumulated benefit obligation component of the BEP was $2,158,000 and $8,389,000 as of December 31, 2024 and 2023, respectively.

There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations of the deferred compensation component of the BEP were $7,117,000 and $8,513,000 as of December 31, 2024 and 2023, respectively.

NOTE 14 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2024 and 2023. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the years ended December 31, 2024 and 2023.

Tables 14.1 and 14.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of December 31, 2024 and 2023. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 14.3 and 14.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of December 31, 2024 and 2023 are summarized in Tables 14.1 and 14.2 (in thousands):

Table 14.1

	12/31/2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,575	$25,575	$25,575	$—	$—	$—
Interest-bearing deposits	2,142,423	2,142,423	—	2,142,423	—	—
Securities purchased under agreements to resell	5,150,000	5,150,000	—	5,150,000	—	—
Federal funds sold	3,575,000	3,575,000	—	3,575,000	—	—
Trading securities	439,963	439,963	—	439,963	—	—
Available-for-sale securities	13,057,619	13,057,619	—	13,033,440	24,179	—
Held-to-maturity securities	219,826	217,476	—	187,027	30,449	—
Advances	41,652,081	41,678,915	—	41,678,915	—	—
Mortgage loans held for portfolio, net of allowance	8,949,433	8,003,324	—	8,001,989	1,335	—
Accrued interest receivable	249,199	249,199	—	249,199	—	—
Derivative assets	357,314	357,314	—	95,683	—	261,631
Liabilities:
Deposits	989,021	989,023	—	989,023	—	—
Consolidated obligation discount notes	14,417,047	14,419,420	—	14,419,420	—	—
Consolidated obligation bonds	55,864,506	55,000,797	—	55,000,797	—	—
Mandatorily redeemable capital stock	3,225	3,225	3,225	—	—	—
Accrued interest payable	347,843	347,843	—	347,843	—	—
Derivative liabilities	6,131	6,131	—	226,367	—	(220,236)
Other Asset (Liability):
Industrial revenue bonds	35,000	33,112	—	33,112	—	—
Financing obligation payable	(35,000)	(33,112)	—	(33,112)	—	—

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

As of December 31, 2024 and 2023, multiple prices were received for substantially all of FHLBank’s long-term investment securities so the final prices for those securities were computed by averaging the prices received. Based on FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:
▪Interest-rate related:
•Discount rate assumption - Federal Funds Overnight Index Swap (OIS) or Secured Overnight Financing Rate (SOFR) swap curve depending on the terms of the derivative;
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

Fair Value Measurements: Tables 14.3 and 14.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2024 and 2023 (in thousands).

Table 14.3

	12/31/2024
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE debentures	$17,884	$—	$17,884	$—	$—
GSE MBS	422,079	—	422,079	—	—
Total trading securities	439,963	—	439,963	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,237,223	—	3,237,223	—	—
U.S. obligation MBS	77,263	—	77,263	—	—
GSE MBS	9,718,954	—	9,718,954	—	—
State or local housing agency obligations	24,179	—	—	24,179	—
Total available-for-sale securities	13,057,619	—	13,033,440	24,179	—
Derivative assets:
Interest-rate related	357,284	—	95,653	—	261,631
Mortgage delivery commitments	30	—	30	—	—
Total derivative assets	357,314	—	95,683	—	261,631
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$13,854,896	$—	$13,569,086	$24,179	$261,631

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$6,058	$—	$226,294	$—	$(220,236)
Mortgage delivery commitments	73	—	73	—	—
Total derivative liabilities	6,131	—	226,367	—	(220,236)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$6,131	$—	$226,367	$—	$(220,236)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,350	$—	$—	$1,350	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,350	$—	$—	$1,350	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the year ended December 31, 2024 and still outstanding as of December 31, 2024.

Table 14.4

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,122,389,398,000 and $1,134,003,465,000 as of December 31, 2024 and 2023, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2024, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: Table 15.1 presents off-balance sheet commitments at December 31, 2024 and 2023 (in thousands). No allowance for credit losses was recorded on these commitments at December 31, 2024 and 2023.

Table 15.1

	12/31/2024			12/31/2023
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,531,038	$11,772	$7,542,810	$7,242,988	$5,670	$7,248,658
Advance commitments outstanding	3,615	5,115	8,730	48,526	3,615	52,141
Principal commitments for standby bond purchase agreements	193,815	812,050	1,005,865	283,220	716,295	999,515
Commitments to fund or purchase mortgage loans	34,524	—	34,524	41,641	—	41,641
Commitments to issue consolidated bonds, at par	250,000	—	250,000	1,300,000	—	1,300,000
Commitments to issue consolidated discount notes, at par	200,000	—	200,000	—	—	—

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2029. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,571,000 and $2,367,000 as of December 31, 2024 and 2023, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2029, though some are renewable at the option of FHLBank. As of December 31, 2024 and 2023, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2024 and 2023.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative balances of $(43,000) and $128,000 as of December 31, 2024 and 2023, respectively.

Commitments to Issue Consolidated Obligations: FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

Other Commitments: On June 28, 2017, FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by FHLBank. The County assigned the lease to the bond trustee for FHLBank's benefit as the sole holder of the IRBs. FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in FHLBank's Statements of Condition. The IRBs and the equivalent liability are included in FHLBank's Statements of Condition in other assets and other liabilities, respectively. FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of December 31, 2024 and 2023, $35,000,000 of the IRBs were issued and outstanding.

Safekeeping Custodial Arrangements: FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for FHLBank. As of December 31, 2024, the total original par value of customer securities held by FHLBank under this arrangement was $79,436,206,000.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 16.1 and 16.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2024 and 2023 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 16.1

12/31/2024
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$23,043	5.0%	$473,097	21.8%	496,140	18.8%
BOKF, N.A.	OK	190,087	40.8	137,990	6.4	328,077	12.5
TOTAL		$213,130	45.8%	$611,087	28.2%	$824,217	31.3%

Table 16.2

12/31/2023
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$35,473	12.7%	$443,345	19.0%	$478,818	18.4%
BOKF, N.A.	OK	500	0.2	347,012	14.9	347,512	13.3
TOTAL		$35,973	12.9%	$790,357	33.9%	$826,330	31.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2024 and 2023 are summarized in Table 16.3 (dollar amounts in thousands).

Table 16.3

	12/31/2024		12/31/2023		12/31/2024		12/31/2023
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$10,125,000	24.2%	$9,585,000	21.0%	$9,002	0.9%	$3,751	0.5%
BOKF, N.A.	3,000,000	7.2	7,675,000	16.8	72,761	7.4	22,325	3.0%
TOTAL	$13,125,000	31.4%	$17,260,000	37.8%	$81,763	8.3%	$26,076	3.5%

Interest income from MidFirst Bank was $562,300,000, $585,100,000, and $179,200,000 for the years ended December 31, 2024, 2023, and 2022, respectively, which was in excess of ten percent of total revenue for those years. MidFirst Bank was the only member with interest income in excess of ten percent of revenue for 2024, 2023, and 2022.

BOKF, N.A. sold $46,075,000 and $21,524,000 of mortgage loans into the MPF Program during the years ended December 31, 2024 and 2023. MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2024 and 2023.

Transactions with FHLBank Directors’ Financial Institutions: Table 16.4 presents information as of December 31, 2024 and 2023 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 16.4

	12/31/2024		12/31/2023
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$3,279,439	7.8%	$270,308	0.6%

Deposits	$103,672	10.5%	$7,314	1.0%

Class A Common Stock	$193,830	41.6%	$4,314	1.5%
Class B Common Stock	154,135	7.1	14,924	0.6
TOTAL CAPITAL STOCK	$347,965	13.2%	$19,238	0.7%

Table 16.5 presents mortgage loans acquired during the years ended December 31, 2024 and 2023 for members that had an officer or director serving on FHLBank’s board of directors in 2024 or 2023 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 16.5

	2024		2023
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$75,404	5.1%	$17,510	1.4%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2024, 2023, and 2022 as presented in Table 17.1 (in thousands). All transactions occurred at market prices.

Table 17.1

Business Activity	2024	2023	2022
Average overnight interbank loan balances to other FHLBanks[1]	$232	$15,301	$12,027
Average overnight interbank loan balances from other FHLBanks[1]	41	2,767	3,288
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	882	746	1,363
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	6,904	6,413	6,079
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
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
4    Interest income earned on debt securities issued by other FHLBanks totaled $0, $1,505,000, and $3,429,000 for the years ended December 31, 2024, 2023, and 2022, respectively. There were no debt securities issued by other FHLBanks held as investments at December 31, 2024 or 2023.

From time to time, one FHLBank may transfer to another FHLBank the consolidated obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the third quarter of 2024, FHLBank Topeka transferred debt obligations with a par amount of $610,000,000 to another FHLBank. During the same period, the other FHLBank transferred the same debt obligations back to FHLBank Topeka. During the first quarter of 2023, FHLBank Topeka transferred debt obligations with a par amount of $1,000,000,000 to another FHLBank. There were no other transfers of debt obligations to other FHLBanks during the years ended December 31, 2024, 2023, and 2022.