Form 10-Q
period 2025-03-31
Federal Home Loan Bank of Topeka
filed 2025-05-08
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
April 30, 2025
Class A Stock, par value $100 per share	4,783,970
Class B Stock, par value $100 per share	22,804,626

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), such as those pertaining to FHLBank’s objectives, projections, estimates or future predictions of FHLBank’s operations. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms.

Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent FHLBank’s intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond FHLBank’s ability to control or predict. For further discussion of these factors see "Summary Risk Factors" below and Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2024, incorporated by reference herein.

You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to FHLBank or any person acting on FHLBank’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by law, FHLBank does not undertake any obligation to release publicly any revisions to its forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

SUMMARY RISK FACTORS

FHLBank cautions that by their nature forward-looking statements involve varying degrees of risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties. You should carefully review and consider the full discussion of our risk factors in Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2024, incorporated by reference herein. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Principal risk factors relating to FHLBank’s business include, but are not limited to:
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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2025	12/31/2024
ASSETS
Cash and due from banks	$24,816	$25,575
Interest-bearing deposits	2,183,627	2,142,423
Securities purchased under agreements to resell (Note 9)	3,000,000	5,150,000
Federal funds sold	4,105,000	3,575,000

Investment securities:
Trading securities (Note 3)	394,950	439,963
Available-for-sale securities, amortized cost of $13,784,700 and $13,197,724 (Note 3)	13,660,070	13,057,619
Held-to-maturity securities, fair value of $210,335 and $217,476 (Note 3)	211,864	219,826
Total investment securities	14,266,884	13,717,408

Advances (Note 4)	41,440,764	41,652,081
Mortgage loans held for portfolio, net of allowance for credit losses of $3,948 and $4,033 (Note 5)	9,016,747	8,949,433
Accrued interest receivable	247,960	249,199
Derivative assets, net (Notes 6, 9)	352,973	357,314
Other assets	82,732	82,547

TOTAL ASSETS	$74,721,503	$75,900,980

LIABILITIES
Deposits (Notes 7)	$1,002,036	$989,021

Consolidated obligations, net:
Discount notes (Note 8)	5,465,607	14,417,047
Bonds (Note 8)	63,609,935	55,864,506
Total consolidated obligations, net	69,075,542	70,281,553

Mandatorily redeemable capital stock (Note 10)	3,124	3,225
Accrued interest payable	403,425	347,843
Affordable Housing Program payable	110,392	102,494
Derivative liabilities, net (Notes 6, 9)	13,702	6,131
Other liabilities	60,384	70,984

TOTAL LIABILITIES	70,668,605	71,801,251

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2025	12/31/2024
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,592 and 4,649 shares issued and outstanding) (Note 10)	$359,198	$464,904
Class B ($100 par value; 21,662 and 21,667 shares issued and outstanding) (Note 10)	2,166,277	2,166,701
Total capital stock	2,525,475	2,631,605

Retained earnings:
Unrestricted	1,133,008	1,109,059
Restricted	518,886	499,027
Total retained earnings	1,651,894	1,608,086

Accumulated other comprehensive income (loss) (Note 11)	(124,471)	(139,962)

TOTAL CAPITAL	4,052,898	4,099,729

TOTAL LIABILITIES AND CAPITAL	$74,721,503	$75,900,980

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2025	03/31/2024
INTEREST INCOME:
Advances	$508,088	$591,987
Interest-bearing deposits	29,666	36,001
Securities purchased under agreements to resell	32,437	40,243
Federal funds sold	50,994	54,123
Trading securities	3,135	6,518
Available-for-sale securities	176,369	190,059
Held-to-maturity securities	2,717	3,708
Mortgage loans held for portfolio	88,506	74,476
Other	205	177
Total interest income	892,117	997,292

INTEREST EXPENSE:
Deposits	8,805	9,730
Consolidated obligations:
Discount notes	117,175	227,541
Bonds	633,018	623,540
Mandatorily redeemable capital stock	64	3
Other	328	337
Total interest expense	759,390	861,151

NET INTEREST INCOME	132,727	136,141
Provision (reversal) for credit losses on mortgage loans	108	(200)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	132,619	136,341

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	2,539	1,791
Net gains (losses) on derivatives	(2,518)	8,528
Standby bond purchase agreement commitment fees	749	751
Letters of credit fees	2,135	2,367
Other	615	479
Total other income (loss)	3,520	13,916

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2025	03/31/2024
OTHER EXPENSES:
Compensation and benefits	$12,246	$12,320
Other operating	7,231	6,513
Federal Housing Finance Agency	1,804	1,369
Office of Finance	1,280	1,128
Mortgage loans transaction service fees	1,758	1,667
Voluntary housing and community investment program contributions	1,045	—
Other	444	426
Total other expenses	25,808	23,423

INCOME BEFORE ASSESSMENTS	110,331	126,834

Affordable Housing Program	11,039	12,684

NET INCOME	$99,292	$114,150

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2025	03/31/2024
Net income	$99,292	$114,150

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	15,475	24,192
Defined benefit pension plan	16	—
Total other comprehensive income (loss)	15,491	24,192

TOTAL COMPREHENSIVE INCOME (LOSS)	$114,783	$138,342

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2023	2,789	$278,887	23,288	$2,328,796	26,077	$2,607,683	$989,457	$412,483	$1,401,940	$(118,971)	$3,890,652
Comprehensive income							91,320	22,830	114,150	24,192	138,342
Proceeds from issuance of capital stock	2	190	5,148	514,819	5,150	515,009					515,009
Repurchase/redemption of capital stock	(4,960)	(496,052)	(287)	(28,671)	(5,247)	(524,723)					(524,723)
Net reclassification of shares to mandatorily redeemable capital stock	(1,525)	(152,478)	(20)	(2,015)	(1,545)	(154,493)					(154,493)
Net transfer of shares between Class A and Class B	7,141	714,150	(7,141)	(714,150)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(80)		(80)		(80)
Stock issued			542	54,233	542	54,233	(54,233)		(54,233)		—
Balance at March 31, 2024	3,447	$344,697	21,530	$2,153,012	24,977	$2,497,709	$1,026,464	$435,313	$1,461,777	$(94,779)	$3,864,707

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2024	4,649	$464,904	21,667	$2,166,701	26,316	$2,631,605	$1,109,059	$499,027	$1,608,086	$(139,962)	$4,099,729
Comprehensive income							79,433	19,859	99,292	15,491	114,783
Proceeds from issuance of capital stock	2	171	5,883	588,332	5,885	588,503					588,503
Repurchase/redemption of capital stock	(6,338)	(633,787)	(548)	(54,793)	(6,886)	(688,580)					(688,580)
Net reclassification of shares to mandatorily redeemable capital stock	(501)	(50,107)	(114)	(11,358)	(615)	(61,465)					(61,465)
Net transfer of shares between Class A and Class B	5,780	578,017	(5,780)	(578,017)	—	—					—
Dividends on capital stock (Class A - 4.5%, Class B - 9.5%):
Cash payment							(72)		(72)		(72)
Stock issued			554	55,412	554	55,412	(55,412)		(55,412)		—
Balance at March 31, 2025	3,592	$359,198	21,662	$2,166,277	25,254	$2,525,475	$1,133,008	$518,886	$1,651,894	$(124,471)	$4,052,898

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2025	03/31/2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,292	$114,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(90,986)	(114,057)
Concessions on consolidated obligations	1,626	1,617
Premiums and discounts on investments, net	(12,232)	(10,702)
Premiums, discounts and commitment fees on advances, net	(660)	(677)
Premiums, discounts and deferred loan costs on mortgage loans, net	3,015	2,764
Fair value adjustments on hedged assets or liabilities	(1,175)	(1,059)
Premises, software and equipment	769	945
Provision (reversal) for credit losses on mortgage loans	108	(200)
Other adjustments, net	70	39
Net (gains) losses on trading securities	(2,539)	(1,791)
Net change in derivatives and hedging activities	(235,356)	172,249
(Increase) decrease in accrued interest receivable	930	(54,400)
Change in net accrued interest included in derivative assets	(10,970)	(2,307)
(Increase) decrease in other assets	(1,083)	315
Increase (decrease) in accrued interest payable	56,155	(25,917)
Change in net accrued interest included in derivative liabilities	(3,483)	(32,682)
Increase (decrease) in Affordable Housing Program liability	7,899	10,277
Increase (decrease) in other liabilities	(10,572)	(8,398)
Total adjustments	(298,484)	(63,984)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(199,192)	50,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(6,408)	$(366,076)
Net (increase) decrease in securities purchased under resale agreements	2,150,000	(50,000)
Net (increase) decrease in Federal funds sold	(530,000)	(1,500,000)
Proceeds from maturities of and principal repayments on trading securities	47,553	17,285
Proceeds from maturities of and principal repayments on available-for-sale securities	280,939	287,923
Purchases of available-for-sale securities	(713,636)	(771,704)
Proceeds from maturities of and principal repayments on held-to-maturity securities	7,958	7,556

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2025	03/31/2024
Advances repaid	63,176,677	89,811,425
Advances originated	(62,842,083)	(86,143,148)
Principal collected on mortgage loans	204,807	166,465
Purchases of mortgage loans	(274,665)	(256,438)
Net proceeds from sale of foreclosed assets	64	63
Purchases of premises, software and equipment	—	(801)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,501,206	1,202,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$23,005	118,782
Net proceeds from issuance of consolidated obligations:
Discount notes	119,197,919	109,361,756
Bonds	24,529,180	19,506,026
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(128,058,632)	(112,986,891)
Bonds	(16,836,085)	(17,089,100)
Net interest payments received (paid) for financing derivatives	3,617	6,216
Proceeds from issuance of capital stock	588,503	515,009
Payments for repurchase/redemption of capital stock	(688,580)	(524,722)
Payments for repurchase of mandatorily redeemable capital stock	(61,628)	(154,537)
Cash dividends paid	(72)	(80)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,302,773)	(1,247,541)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(759)	5,175
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,575	26,062
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,816	$31,237

Supplemental disclosures:
Interest paid	$417,170	$356,717

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2025

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

FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2024. The interim financial statements presented herein should be read in conjunction with FHLBank’s audited financial statements and notes thereto, which are included in FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2025 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Disaggregation of Income Statement Expenses (ASU 2024-03). In November 2024, the Financial Accounting Standards Board issued amendments to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on an interim and annual basis. The Accounting Standards Update (ASU) is effective for FHLBank for the annual period ended December 31, 2027 and will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. The adoption of this guidance may result in additional disclosures but will not impact FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of March 31, 2025, approximately 26 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of March 31, 2025 and December 31, 2024, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of March 31, 2025 and December 31, 2024. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $2,991,000 and $495,000, respectively, as of March 31, 2025, and $2,938,000 and $431,000, respectively, as of December 31, 2024.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions requiring the counterparty pledge additional securities as collateral or remit an equivalent amount of cash sufficient to comply with the required collateral value). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2025 and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $370,000 and $638,000 as of March 31, 2025 and December 31, 2024, respectively.

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
▪U.S. obligation mortgage-backed securities (MBS) - single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government; and
▪GSE MBS - single-family and multifamily MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Trading Securities: Trading securities by major security type as of March 31, 2025 and December 31, 2024 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2025	12/31/2024
Non-mortgage-backed securities:
GSE debentures	$17,946	$17,884
Non-mortgage-backed securities	17,946	17,884
Mortgage-backed securities:
GSE MBS	377,004	422,079
Mortgage-backed securities	377,004	422,079
TOTAL	$394,950	$439,963

Net gains (losses) on trading securities during the three months ended March 31, 2025 and 2024 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2025	03/31/2024
Net gains (losses) on trading securities held as of March 31, 2025	$2,189	$(87)
Net gains (losses) on trading securities sold or matured prior to March 31, 2025	350	1,878
NET GAINS (LOSSES) ON TRADING SECURITIES	$2,539	$1,791

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2025 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $38,932,000 as of March 31, 2025.

Table 3.3

	03/31/2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,359,869	$133	$(83,350)	$3,276,652
State or local housing agency obligations	48,210	509	—	48,719
Non-mortgage-backed securities	3,408,079	642	(83,350)	3,325,371
Mortgage-backed securities:
U.S. obligation MBS	73,556	—	(546)	73,010
GSE MBS	10,303,065	38,287	(79,663)	10,261,689
Mortgage-backed securities	10,376,621	38,287	(80,209)	10,334,699
TOTAL	$13,784,700	$38,929	$(163,559)	$13,660,070

Available-for-sale securities by major security type as of December 31, 2024 are summarized in Table 3.4 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $35,778,000 as of December 31, 2024.

Table 3.4

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of March 31, 2025 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$247,254	$(1,331)	$2,321,262	$(82,019)	$2,568,516	$(83,350)
Non-mortgage-backed securities	247,254	(1,331)	2,321,262	(82,019)	2,568,516	(83,350)
Mortgage-backed securities:
U.S. obligation MBS	—	—	73,009	(546)	73,009	(546)
GSE MBS	2,095,907	(10,672)	3,556,605	(68,991)	5,652,512	(79,663)
Mortgage-backed securities	2,095,907	(10,672)	3,629,614	(69,537)	5,725,521	(80,209)
TOTAL	$2,343,161	$(12,003)	$5,950,876	$(151,556)	$8,294,037	$(163,559)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2025 and December 31, 2024 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	03/31/2025		12/31/2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$709,166	$688,455	$457,610	$440,483
Due after one year through five years	2,650,703	2,588,197	2,855,402	2,796,740
Due after five years through ten years	—	—	—	—
Due after ten years	48,210	48,719	24,465	24,179
Non-mortgage-backed securities	3,408,079	3,325,371	3,337,477	3,261,402
Mortgage-backed securities	10,376,621	10,334,699	9,860,247	9,796,217
TOTAL	$13,784,700	$13,660,070	$13,197,724	$13,057,619

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2025 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $440,000 as of March 31, 2025.

Table 3.8

	03/31/2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$30,895	$—	$(415)	$30,480
Non-mortgage-backed securities	30,895	—	(415)	30,480
Mortgage-backed securities:
GSE MBS	180,969	587	(1,701)	179,855
Mortgage-backed securities	180,969	587	(1,701)	179,855
TOTAL	$211,864	$587	$(2,116)	$210,335

Held-to-maturity securities by major security type as of December 31, 2024 are summarized in Table 3.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $476,000 as of December 31, 2024.

Table 3.9

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of March 31, 2025 and December 31, 2024 are shown in Table 3.10 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	03/31/2025		12/31/2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	30,895	30,480	30,895	30,450
Due after ten years	—	—	—	—
Non-mortgage-backed securities	30,895	30,480	30,895	30,450
Mortgage-backed securities	180,969	179,855	188,931	187,026
TOTAL	$211,864	$210,335	$219,826	$217,476

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of March 31, 2025 and 2024, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

As of March 31, 2025, FHLBank's held-to-maturity and available-for-sale securities: (1) were all highly rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; (3) in the case of U.S. obligations, carry an explicit Federal government guarantee such that FHLBank considers the risk of nonpayment to be zero; and (4) in the case of GSE debentures or MBS, were purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2025 and December 31, 2024, FHLBank had advances outstanding at interest rates ranging from 0.51 percent to 7.20 percent and 0.44 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $147,574,000 and $152,111,000 as of March 31, 2025 and December 31, 2024, respectively.

Table 4.1

	03/31/2025		12/31/2024
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$25,113,542	4.39%	$25,160,148	4.43%
Due after one year through two years	5,590,708	4.09	4,724,245	4.05
Due after two years through three years	4,120,092	4.24	4,530,096	4.07
Due after three years through four years	2,632,437	4.03	3,037,483	4.12
Due after four years through five years	2,688,253	3.76	2,663,624	3.87
Thereafter	1,396,065	3.42	1,760,096	3.25
Total par value	41,541,097	4.24%	41,875,692	4.24%
Discounts	(6,896)		(7,557)
Hedging adjustments	(93,437)		(216,054)
TOTAL	$41,440,764		$41,652,081

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

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put date as of March 31, 2025 and December 31, 2024 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
Redemption Term	03/31/2025	12/31/2024	03/31/2025	12/31/2024
Due in one year or less	$26,269,275	$26,134,800	$27,215,242	$27,391,348
Due after one year through two years	5,238,002	4,375,566	5,537,708	4,901,745
Due after two years through three years	3,523,959	4,126,318	4,564,092	4,626,596
Due after three years through four years	2,529,517	2,919,014	1,735,937	2,204,483
Due after four years through five years	2,636,187	2,642,197	2,038,253	1,945,624
Thereafter	1,344,157	1,677,797	449,865	805,896
TOTAL PAR VALUE	$41,541,097	$41,875,692	$41,541,097	$41,875,692

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of March 31, 2025 and December 31, 2024 (in thousands):

Table 4.3

Redemption Term	03/31/2025	12/31/2024
Fixed rate:
Due in one year or less	$13,358,642	$15,388,152
Due after one year through three years	6,853,341	6,714,381
Due after three years through five years	4,724,890	5,123,107
Due after five years through fifteen years	1,362,941	1,695,725
Due after fifteen years	17,548	18,795
Total fixed rate	26,317,362	28,940,160
Variable rate:
Due in one year or less	11,754,900	9,771,997
Due after one year through three years	2,857,460	2,539,960
Due after three years through five years	595,800	578,000
Due after five years through fifteen years	14,075	44,075
Due after fifteen years	1,500	1,500
Total variable rate	15,223,735	12,935,532
TOTAL PAR VALUE	$41,541,097	$41,875,692

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the payment status as well as the types and level of collateral to be the primary indicators of credit quality on advances. As of March 31, 2025 and December 31, 2024, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2025 and December 31, 2024, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of March 31, 2025 and December 31, 2024, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2025 and December 31, 2024 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $55,835,000 and $54,997,000 as of March 31, 2025 and December 31, 2024, respectively.

Table 5.1

	03/31/2025	12/31/2024
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$899,005	$928,996
Fixed rate, long-term, single-family mortgages	8,046,218	7,948,931
Total unpaid principal balance	8,945,223	8,877,927
Premiums	95,515	95,760
Discounts	(7,372)	(6,904)
Deferred loan costs, net	32	34
Hedging adjustments	(12,703)	(13,351)
Total before allowance for credit losses on mortgage loans	9,020,695	8,953,466
Allowance for credit losses on mortgage loans	(3,948)	(4,033)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,016,747	$8,949,433

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of March 31, 2025 and December 31, 2024 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2025	12/31/2024
Conventional loans	$8,624,314	$8,553,518
Government-guaranteed or -insured loans	320,909	324,409
TOTAL UNPAID PRINCIPAL BALANCE	$8,945,223	$8,877,927

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of March 31, 2025 (dollar amounts in thousands):

Table 5.3

	03/31/2025
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2021	2021	2022	2023	2024	2025
Amortized Cost:[1]
Past due 30-59 days delinquent	$29,973	$10,748	$5,671	$7,058	$7,150	$—	$60,600	$10,139	$70,739
Past due 60-89 days delinquent	7,967	1,849	2,471	3,018	753	—	16,058	2,273	18,331
Past due 90 days or more delinquent	12,610	2,663	2,636	3,514	799	—	22,222	5,386	27,608
Total past due	50,550	15,260	10,778	13,590	8,702	—	98,880	17,798	116,678
Total current loans	3,709,872	1,548,863	755,384	1,003,256	1,365,358	214,606	8,597,339	306,678	8,904,017
Total mortgage loans	$3,760,422	$1,564,123	$766,162	$1,016,846	$1,374,060	$214,606	$8,696,219	$324,476	$9,020,695

Other delinquency statistics:
In process of foreclosure[2]							$5,282	$173	$5,455
Serious delinquency rate[3]							0.3%	1.7%	0.3%
Past due 90 days or more and still accruing interest							$—	$5,386	$5,386
Loans on nonaccrual status[4]							$27,799	$—	$27,799

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three months ended March 31, 2025 and 2024.

Table 5.5

	Three Months Ended
Conventional Loans	03/31/2025	03/31/2024
Balance, beginning of the period	$4,033	$5,531
Net (charge-offs) recoveries	(193)	(129)
Provision (reversal) for credit losses	108	(200)
Balance, end of the period	$3,948	$5,202

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of March 31, 2025 and December 31, 2024. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2025 and December 31, 2024 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	03/31/2025			12/31/2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$43,942,780	$81,550	$187,085	$37,883,273	$66,190	$226,184
Total derivatives designated as hedging relationships	43,942,780	81,550	187,085	37,883,273	66,190	226,184
Derivatives not designated as hedging instruments:
Interest rate swaps	2,797,721	5,322	14	11,464,896	25,282	110
Interest rate caps/floors	2,135,000	2,446	—	2,604,000	4,181	—
Mortgage delivery commitments	79,083	245	9	34,524	30	73
Total derivatives not designated as hedging instruments	5,011,804	8,013	23	14,103,420	29,493	183
TOTAL	$48,954,584	89,563	187,108	$51,986,693	95,683	226,367
Netting adjustments and cash collateral[1]		263,410	(173,406)		261,631	(220,236)
DERIVATIVE ASSETS AND LIABILITIES		$352,973	$13,702		$357,314	$6,131

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $486,217,000 and $521,222,000 as of March 31, 2025 and December 31, 2024, respectively. Cash collateral received was $49,401,000 and $39,354,000 as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	03/31/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$508,088	$176,369	$117,175	$633,018
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(84,021)	$(101,834)	$(604)	$21,361
Hedged items[2]	122,598	141,929	1,138	(52,105)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$38,577	$40,095	$534	$(30,744)

	Three Months Ended
	03/31/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$591,987	$190,059	$227,541	$623,540
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$194,890	$145,687	$(3,054)	$(84,391)
Hedged items[2]	(117,039)	(88,253)	713	6,947
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$77,851	$57,434	$(2,341)	$(77,444)

[1] Includes net interest settlements in interest income/expense.
[2] Includes amortization/accretion on closed fair value relationships in interest income.
.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2025 and December 31, 2024 (in thousands):

Table 6.3

03/31/2025
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$15,709,894	8,761,823	(2,584,365)	(16,602,234)

Basis adjustments for active hedging relationships	$(88,396)	$(116,642)	$301	$146,292
Basis adjustments for discontinued hedging relationships	(5,039)	—	—	(5,447)
Cumulative amount of fair value hedging basis adjustments[2]	$(93,435)	$(116,642)	$301	$140,845

12/31/2024
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$15,700,289	7,984,796	(3,043,704)	(10,653,310)

Basis adjustments for active hedging relationships	$(210,116)	$(258,571)	$(837)	$198,495
Basis adjustments for discontinued hedging relationships	(5,937)	—	—	(5,545)
Cumulative amount of fair value hedging basis adjustments[2]	$(216,053)	$(258,571)	$(837)	$192,950

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	Three Months Ended
	03/31/2025	03/31/2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(5,146)	$774
Interest rate caps/floors	(1,734)	(604)
Net interest settlements	3,677	8,538
Price alignment amount[1]	(63)	(125)
Mortgage delivery commitments	748	(55)
NET GAINS (LOSSES) ON DERIVATIVES	$(2,518)	$8,528

[1] This amount is for derivatives for which variation margin is characterized as a daily settled contract.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2025, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2025 and December 31, 2024.

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

Table 7.1 details the types of deposits held by FHLBank as of March 31, 2025 and December 31, 2024 (in thousands):

Table 7.1

	03/31/2025	12/31/2024
Interest-bearing:
Demand	$464,820	$389,071
Overnight	480,800	531,300
Term	1,000	1,000
Total interest-bearing	946,620	921,371
Non-interest-bearing:
Other	55,416	67,650
Total non-interest-bearing	55,416	67,650
TOTAL DEPOSITS	$1,002,036	$989,021

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

Table 8.1

	03/31/2025		12/31/2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$43,097,150	4.20%	$37,517,835	4.35%
Due after one year through two years	10,039,985	3.45	7,828,625	3.14
Due after two years through three years	2,244,885	2.72	2,225,545	2.68
Due after three years through four years	1,275,900	3.45	1,634,440	2.97
Due after four years through five years	1,821,005	3.60	1,573,155	3.62
Thereafter	5,276,400	3.56	5,280,950	3.43
Total par value	63,755,325	3.94%	56,060,550	3.97%
Premiums	11,159		12,044
Discounts	(3,667)		(3,054)
Concession fees	(12,038)		(12,085)
Hedging adjustments	(140,844)		(192,949)
TOTAL	$63,609,935		$55,864,506

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of March 31, 2025 and December 31, 2024 includes callable bonds totaling $21,463,000,000 and $17,048,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2025 and December 31, 2024 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	03/31/2025	12/31/2024
Due in one year or less	$55,191,150	$47,888,835
Due after one year through two years	5,548,985	5,093,625
Due after two years through three years	1,419,885	1,342,545
Due after three years through four years	513,400	696,940
Due after four years through five years	366,005	378,155
Thereafter	715,900	660,450
TOTAL PAR VALUE	$63,755,325	$56,060,550

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2025 and December 31, 2024 (in thousands):

Table 8.3

	03/31/2025	12/31/2024
Fixed rate	$24,481,325	$21,107,550
Simple variable rate	37,851,000	33,475,000
Step	1,423,000	1,478,000
TOTAL PAR VALUE	$63,755,325	$56,060,550

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2025	$5,465,607	$5,520,234	4.20%

December 31, 2024	$14,417,047	$14,518,446	4.40%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2025 and December 31, 2024 (in thousands):

Table 9.1

03/31/2025
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$86,032	$(84,660)	$1,372	$(245)	$1,127
Cleared derivatives	3,531	348,070	351,601	—	351,601
Total derivative assets	89,563	263,410	352,973	(245)	352,728
Securities purchased under agreements to resell	3,000,000	—	3,000,000	(3,000,000)	—
TOTAL	$3,089,563	$263,410	$3,352,973	$(3,000,245)	$352,728

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2025 and December 31, 2024 (in thousands):

Table 9.3

03/31/2025
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$185,137	$(171,435)	$13,702	$(9)	$13,693
Cleared derivatives	1,971	(1,971)	—	—	—
Total derivative liabilities	187,108	(173,406)	13,702	(9)	13,693
TOTAL	$187,108	$(173,406)	$13,702	$(9)	$13,693

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

Table 10.1

	03/31/2025		12/31/2024
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$868,239	$3,820,544	$835,212	$3,777,209
Total regulatory capital-to-asset ratio	4.0%	5.6%	4.0%	5.6%
Total regulatory capital	$2,988,860	$4,180,493	$3,036,039	$4,242,916
Leverage capital ratio	5.0%	8.2%	5.0%	8.1%
Leverage capital	$3,736,075	$6,090,765	$3,795,049	$6,131,521

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2025 and 2024 (in thousands):

Table 10.2

	Three Months Ended
	03/31/2025	03/31/2024
Balance, beginning of period	$3,225	$247
Capital stock subject to mandatory redemption reclassified from equity during the period	61,465	154,493
Redemption or repurchase of mandatorily redeemable capital stock during the period	(61,628)	(154,537)
Stock dividend classified as mandatorily redeemable capital stock during the period	62	2
Balance, end of period	3,124	$205

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2025, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended March 31, 2025 and 2024 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities (Note 3)	Defined Benefit Pension Plan (Note 13)	Total AOCI
Balance at December 31, 2023	$(118,944)	$(27)	$(118,971)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	24,192		24,192
Net current period other comprehensive income (loss)	24,192	—	24,192
Balance at March 31, 2024	(94,752)	(27)	(94,779)

Balance at December 31, 2024	$(140,105)	$143	$(139,962)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	15,475		15,475
Net gains (losses) - defined benefit pension plan		16	16
Net current period other comprehensive income (loss)	15,475	16	15,491
Balance at March 31, 2025	$(124,630)	$159	$(124,471)

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2025 and December 31, 2024. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2025 and 2024.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of March 31, 2025 and December 31, 2024. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of March 31, 2025 and December 31, 2024 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	03/31/2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$24,816	$24,816	$24,816	$—	$—	$—
Interest-bearing deposits	2,183,627	2,183,627	—	2,183,627	—	—
Securities purchased under agreements to resell	3,000,000	3,000,000	—	3,000,000	—	—
Federal funds sold	4,105,000	4,105,000	—	4,105,000	—	—
Trading securities	394,950	394,950	—	394,950	—	—
Available-for-sale securities	13,660,070	13,660,070	—	13,611,351	48,719	—
Held-to-maturity securities	211,864	210,335	—	179,855	30,480	—
Advances	41,440,764	41,486,232	—	41,486,232	—	—
Mortgage loans held for portfolio, net of allowance	9,016,747	8,205,641	—	8,200,650	4,991	—
Accrued interest receivable	247,960	247,960	—	247,960	—	—
Derivative assets	352,973	352,973	—	89,563	—	263,410
Liabilities:
Deposits	1,002,036	1,002,036	—	1,002,036	—	—
Consolidated obligation discount notes	5,465,607	5,466,049	—	5,466,049	—	—
Consolidated obligation bonds	63,609,935	62,908,526	—	62,908,526	—	—
Mandatorily redeemable capital stock	3,124	3,124	3,124	—	—	—
Accrued interest payable	403,425	403,425	—	403,425	—	—
Derivative liabilities	13,702	13,702	—	187,108	—	(173,406)
Other Asset (Liability):
Industrial revenue bonds	35,000	33,544	—	33,544	—	—
Financing obligation payable	(35,000)	(33,544)	—	(33,544)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2025 and December 31, 2024 (in thousands).

Table 12.3

	03/31/2025
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE debentures	$17,946	$—	$17,946	$—	$—
GSE MBS	377,004	—	377,004	—	—
Total trading securities	394,950	—	394,950	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,276,652	—	3,276,652	—	—
U.S. obligation MBS	73,010	—	73,010	—	—
GSE MBS	10,261,689	—	10,261,689	—	—
State or local housing agency obligations	48,719	—	—	48,719	—
Total available-for-sale securities	13,660,070	—	13,611,351	48,719	—
Derivative assets:
Interest-rate related	352,728	—	89,318	—	263,410
Mortgage delivery commitments	245	—	245	—	—
Total derivative assets	352,973	—	89,563	—	263,410
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$14,407,993	$—	$14,095,864	$48,719	$263,410

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$13,693	$—	$187,099	$—	$(173,406)
Mortgage delivery commitments	9	—	9	—	—
Total derivative liabilities	13,702	—	187,108	—	(173,406)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$13,702	$—	$187,108	$—	$(173,406)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$5,067	$—	$—	$5,067	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$5,067	$—	$—	$5,067	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the three months ended March 31, 2025 and still outstanding as of March 31, 2025.

Table 12.4

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

Level 3 Disclosure for Assets Measured at Fair Value on a Recurring Basis: Table 12.5 presents a rollforward of assets and liabilities measured at fair value on a recurring basis and classified as Level 3 during the three months ended March 31, 2025 and 2024 (in thousands).

Table 12.5

Available-for-sale securities - State or local housing agency obligations	Three Months Ended
	03/31/2025	03/31/2024
Balance, beginning of the period	$24,179	$—
Included in net unrealized gains (losses) on available-for-sale securities in OCI	795	—
Purchases	23,860	—
Settlements	(115)	—
Balance, end of the period	$48,719	$—
Total amount of unrealized gains (losses) for the period included in OCI relating to assets held at period end	$509	$—

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,085,643,696,000 and $1,122,389,398,000 as of March 31, 2025 and December 31, 2024, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at March 31, 2025 and December 31, 2024 (in thousands). No allowance for credit losses was recorded on these commitments at March 31, 2025 and December 31, 2024.

Table 13.1

	03/31/2025			12/31/2024
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$6,440,731	$21,779	$6,462,510	$7,531,038	$11,772	$7,542,810
Advance commitments outstanding	4,069	2,597	6,666	3,615	5,115	8,730
Principal commitments for standby bond purchase agreements	283,580	755,110	1,038,690	193,815	812,050	1,005,865
Commitments to fund or purchase mortgage loans	79,083	—	79,083	34,524	—	34,524
Commitments to issue consolidated bonds, at par	335,000	—	335,000	250,000	—	250,000
Commitments to issue consolidated discount notes, at par	—	—	—	200,000	—	200,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2029. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,452,000 and $2,571,000 as of March 31, 2025 and December 31, 2024, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2029, though some are renewable at the option of FHLBank. As of March 31, 2025 and December 31, 2024, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2025 and 2024.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative balances of $236,000 and $(43,000) as of March 31, 2025 and December 31, 2024, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 14.1

03/31/2025
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$512,522	23.6%	513,022	20.3%
TOTAL		$500	0.1%	$512,522	23.6%	$513,022	20.3%

Table 14.2

12/31/2024
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$23,043	5.0%	$473,097	21.8%	496,140	18.8%
BOKF, N.A.	OK	190,087	40.8	137,990	6.4	328,077	12.5
TOTAL		$213,130	45.8%	$611,087	28.2%	$824,217	31.3%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2025 and December 31, 2024 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	03/31/2025		12/31/2024		03/31/2025		12/31/2024
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$11,130,000	26.8%	$10,125,000	24.2%	$4,443	0.4%	$9,002	0.9%
BOKF, N.A.			3,000,000	7.2			72,761	7.4
TOTAL	$11,130,000	26.8%	$13,125,000	31.4%	$4,443	0.4%	$81,763	8.3%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three month ended March 31, 2025 and 2024. BOKF, N.A. sold $8,797,000 of mortgage loans into the MPF Program during the three months ended March 31, 2024.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of March 31, 2025 and December 31, 2024 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	03/31/2025		12/31/2024
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$3,382,239	8.1%	$3,279,439	7.8%

Deposits	$66,056	6.6%	$103,672	10.5%

Class A Common Stock	$94,831	26.3%	$193,830	41.6%
Class B Common Stock	166,165	7.7	154,135	7.1
TOTAL CAPITAL STOCK	$260,996	10.3%	$347,965	13.2%

Table 14.5 presents mortgage loans acquired during the three months ended March 31, 2025 and 2024 for members that had an officer or director serving on FHLBank’s board of directors in 2025 or 2024 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended
	03/31/2025		03/31/2024
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$28,789	10.6%	$15,246	6.0%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I, Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2024, which includes audited financial statements and related notes for the year ended December 31, 2024. Our MD&A includes the following sections:
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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2025	12/31/2024	09/30/2024	06/30/2024	03/31/2024
Statement of Condition (as of period end):
Total assets	$74,721,503	$75,900,980	$79,204,538	$79,755,037	$73,664,303
Investments[1]	23,555,511	24,584,831	25,202,988	24,115,340	22,855,565
Advances	41,440,764	41,652,081	44,354,896	46,219,747	41,660,129
Mortgage loans, net	9,016,747	8,949,433	8,882,033	8,719,897	8,440,064
Total liabilities	70,668,605	71,801,251	75,132,715	75,620,328	69,799,596
Deposits	1,002,036	989,021	885,987	817,072	846,628
Consolidated obligations, net[2]	69,075,542	70,281,553	73,713,141	74,268,969	68,462,333
Total capital	4,052,898	4,099,729	4,071,823	4,134,709	3,864,707
Capital stock	2,525,475	2,631,605	2,625,281	2,735,999	2,497,709
Retained earnings	1,651,894	1,608,086	1,554,936	1,512,451	1,461,777
Statement of Income (for the quarterly period ended):
Net interest income	132,727	150,809	135,311	137,958	136,141
Other income (loss)	3,520	10,406	3,557	9,261	13,916
Voluntary housing and community investment program contributions[3]	1,045	11,859	720	3,919	—
Other expenses	117,127	28,392	25,883	23,976	23,423
Income before assessments	110,331	121,459	112,343	120,187	126,834
Affordable Housing Program (AHP) assessments	11,039	12,152	11,241	12,024	12,684
Net income	99,292	109,307	101,102	108,163	114,150
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	55,484	56,157	58,617	57,489	54,313
Weighted average dividend rate[4]	8.81%	8.84%	8.90%	8.79%	8.76%
Dividend payout ratio[5]	55.88%	51.37%	57.98%	53.15%	47.58%
Return on average equity	9.86%	10.83%	9.87%	10.76%	11.96%
Return on average assets	0.52%	0.56%	0.50%	0.56%	0.62%
Average equity to average assets	5.23%	5.17%	5.07%	5.19%	5.19%
Net interest margin[6]	0.69%	0.77%	0.67%	0.72%	0.74%
Total capital ratio[7]	5.42%	5.40%	5.14%	5.18%	5.25%
Regulatory capital ratio[8]	5.59%	5.59%	5.28%	5.33%	5.38%

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

We are an independent regional wholesale bank structured as a member-owned cooperative serving eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma. Our primary business activities including making advances (loans) to and purchasing mortgage loans from our member financial institutions. Financial institutions eligible for membership in FHLBank include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions (CDFIs) certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership. While not eligible for membership, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from FHLBank. Our mission is to be a reliable source of liquidity and low-cost funding provider in support of our members’ residential mortgage lending and related housing and economic development needs of the communities they serve. We seek to maintain a balance between our public purpose and our ability to provide adequate returns on the capital supplied by our members. Our structure as a financial cooperative allows our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy or jeopardizing profitability. Therefore, FHLBank is generally designed to expand and contract in asset size as the needs of our members and their communities change.

First Quarter 2025 Financial Highlights:
•Total assets: Total assets were $74.7 billion as of March 31, 2025, a decrease of $1.2 billion, or 1.6 percent, from $75.9 billion as of December 31, 2024. The decrease in total assets was primarily driven by a $1.0 billion decrease in investments and a $0.3 billion decrease in advances. Despite the cyclical decrease in period end balances, the average balance of interest-earning assets increased $0.3 billion for the quarter ended March 31, 2025 compared to the quarter ended December 31, 2024. The average balance of interest-earning assets increased $4.0 billion between the quarter ended March 31, 2025 and the quarter ended March 31, 2024, driven by a $1.8 billion increase in the average balance of advances, a $1.6 billion increase in the average balance of short- and long-term investments, and a $0.6 billion increase in the average balance of mortgage loans.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as year-to-date averages of advances and mortgage loans to consolidated obligations (less certain U.S. Treasury securities). As of March 31, 2025 and December 31, 2024, our Primary Mission Asset ratio was 77 percent and 78 percent, respectively.
•Advances: Advances were $41.4 billion at March 31, 2025, a decrease of $0.3 billion, or 0.5 percent, compared to $41.7 billion at December 31, 2024 as a result of typical period end decreases. The average balances of advances for the quarter ended March 31, 2025 increased $0.3 billion compared to the quarter ended December 31, 2024. Advances represented 55.5 percent of total assets as of March 31, 2025, compared to 54.9 percent as of December 31, 2024. The average balance of advances increased $1.8 billion, or 4.3 percent, to $44.2 billion for the quarter ended March 31, 2025 compared to $42.4 billion for the quarter ended March 31, 2024. During the first quarter of 2025, composition continued to shift from short-term fixed rate and overnight line of credit to adjustable rate advances.
•Mortgage loans: Mortgage loans were $9.0 billion at March 31, 2025, an increase of $0.1 billion, or 0.8 percent, compared to $8.9 billion at December 31, 2024. Mortgage loans represented 12.1 percent of total assets at March 31, 2025, compared to 11.8 percent at December 31, 2024. The average balance of mortgage loans increased $0.6 billion, or 7.0 percent, for the three months ended March 31, 2025 when compared to the prior year period. Originations at interest rates higher than the weighted average rate of the existing portfolio continue to have a positive impact on interest income.
•Net interest income/margin: Net interest income was $132.7 million for the quarter ended March 31, 2025, a decrease of $3.4 million, or 2.5 percent, compared to $136.1 million for the quarter ended March 31, 2024. The decrease in net interest income was driven primarily by a shift from higher to lower spread advance products and an increase in liquidity holdings at lower spreads than in the prior year, combined with the impact of lower interest rates on fair value hedges. Net interest margin decreased five basis points, from 0.74 percent for the quarter ended March 31, 2024 to 0.69 percent for the quarter ended March 31, 2025. Net interest spread increased one basis point to 0.44 percent for the quarter ended March 31, 2025 compared to 0.43 percent for the quarter ended March 31, 2024.
•Performance ratios: Return on average equity (ROE) decreased to 9.9 percent for the quarter ended March 31, 2025 compared to 12.0 percent for the quarter ended March 31, 2024. The decrease was attributed to the decrease in net income combined with an increase in capital stock.
•Dividends: The Class A Common Stock dividend rate of 4.50 percent per annum and the Class B Common Stock dividend rate of 9.50 percent per annum combined for a weighted average dividend rate for the quarter ended March 31, 2025 of 8.8 percent.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2025	03/31/2024	03/31/2025	12/31/2024
Market Instrument	Three-month	Three-month	Ending	Ending
	Average	Average	Rate	Rate
Secured Overnight Financing Rate (SOFR)[1]	4.33%	5.31%	4.41%	4.49%
Federal funds effective rate[1]	4.33	5.33	4.33	4.33
Federal Reserve interest rate on reserve balances[1]	4.40	5.40	4.40	4.40
3-month U.S. Treasury bill[1]	4.30	5.38	4.30	4.32
2-year U.S. Treasury note[1]	4.16	4.49	3.88	4.24
5-year U.S. Treasury note[1]	4.26	4.11	3.95	4.38
10-year U.S. Treasury note[1]	4.46	4.15	4.21	4.57
30-year residential mortgage note rate[1,2]	6.88	6.89	6.70	6.97

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

After lowering rates for the last three meetings of 2024, the Federal Open Market Committee (FOMC) of the Federal Reserve has held rates steady for the first two meetings of 2025, consistent with market expectations. The FOMC has acknowledged heightened uncertainty around the economic outlook and indicated that additional adjustments to the target range for the Federal funds rate will depend on incoming data, the evolving outlook, and the balance of risks associated with adjustments to interest rates. Beginning in April 2025, the FOMC also indicated it would slow the pace of decline of its holdings of Treasury securities and agency debt and agency MBS.

We issue debt at a spread relative to U.S. Treasury security yields. As a result, the costs of issuing consolidated obligations and making advances are sensitive to interest rates. The cost of issuing short-term debt has declined with the decrease in market rates, and the continued high demand for short-term Agency debt has kept this spread to the comparable U.S. Treasury security relatively narrow.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2025.

Results of Operations
Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	03/31/2025 vs. 03/31/2024
	Dollar Change	Percentage Change
Total interest income	$(105,175)	(10.5)%
Total interest expense	(101,761)	(11.8)
Net interest income	(3,414)	(2.5)
Provision (reversal) for credit losses on mortgage loans	308	154.0
Net interest income after mortgage loan loss provision	(3,722)	(2.7)
Net gains (losses) on trading securities	748	41.8
Net gains (losses) on derivatives	(11,046)	(129.5)
Other non-interest income	(98)	(2.7)
Total other income (loss)	(10,396)	(74.7)
Operating expenses	718	11.0
Other non-interest expenses	1,667	9.9
Total other expenses	2,385	10.2
AHP assessments	(1,645)	(13.0)
NET INCOME	$(14,858)	(13.0)%

Net income decreased $14.9 million, or 13.0 percent, to $99.3 million for the three months ended March 31, 2025 compared to $114.2 million for the three months ended March 31, 2024. The decrease in net income for the current quarterly period was primarily due to a decrease in other income caused by fair value fluctuations of derivatives and trading securities, a decrease in net interest income, and an increase in voluntary contributions to housing and community investment programs. See “Net Interest Income and Net Interest Margin,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income decreased $3.4 million for the quarter, or 2.5 percent, from $136.1 million for the three months ended March 31, 2024 to $132.7 million for the three months ended March 31, 2025. Balance sheet composition, market interest rates and trends, and net interest spread affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. The decrease in net interest income was driven primarily by higher average balances of assets at lower spreads than in the prior year, combined with the impact of lower short-term interest rates on fair value hedges. Members shifted from higher- to lower-spread advance products and the average balance of liquidity holdings increased at lower spreads than in the prior year. Net interest margin decreased by five basis points for the current quarter, from 0.74 percent for the quarter ended March 31, 2024 to 0.69 percent for the quarter ended March 31, 2025 (see Table 6) while net interest spread remained relatively flat between periods, at 0.43 percent for the quarter ended March 31, 2024 and 0.44 percent for the quarter ended March 31, 2025.

The average balance of advances increased $1.8 billion for the quarter ended March 31, 2025 compared to the prior year period, while yields decreased from 5.62 percent to 4.66 percent over the same period. The interest rate spread on advances also declined, attributed to a shift from short-term fixed-rate advances to adjustable rate advances, which generally have lower spreads. Advance demand has remained steady across members, with growth among large depository institutions and insurance companies. The average balance of short-term investments increased $0.8 billion, with a decrease in yields and spreads resulting from the decline in short-term interest rates since March 2024. For further discussion of advances, investments, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. The decrease in net interest income resulting from fair value hedging was driven by the impact of swap index rate decreases on fair values and net interest settlements between the comparative periods. Tables 4 and 5 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 03/31/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,237)	$9,526	$—	$(116)	$(74)	$8,099
Net amortization/accretion of hedging activities	898	—	179	—	98	1,175
Net interest received (paid)	41,069	33,502	—	642	(30,675)	44,538
Price alignment amount[1]	(2,153)	(2,933)	—	8	(93)	(5,171)
TOTAL	$38,577	$40,095	$179	$534	$(30,744)	$48,641

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 5

	Three Months Ended 03/31/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,218	$11,100	$—	$577	$1,656	$14,551
Net amortization/accretion of hedging activities	821	—	142	—	96	1,059
Net interest received (paid)	79,908	50,753	—	(2,975)	(79,277)	48,409
Price alignment amount[1]	(4,096)	(4,419)	—	57	81	(8,377)
TOTAL	$77,851	$57,434	$142	$(2,341)	$(77,444)	$55,642

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Average Balances and Yields: Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 6

	Three Months Ended
	03/31/2025			03/31/2024
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,754,451	$29,666	4.37%	$2,682,483	$36,001	5.40%
Securities purchased under agreements to resell	2,973,033	32,437	4.42	2,979,615	40,243	5.43
Federal funds sold	4,702,000	50,994	4.40	4,010,396	54,123	5.43
Investment securities[1,2]	14,174,509	182,221	5.21	13,310,933	200,285	6.05
Advances[1,2]	44,182,977	508,088	4.66	42,350,762	591,987	5.62
Mortgage loans[3,4]	8,982,286	88,506	4.00	8,397,439	74,476	3.57
Other interest-earning assets	37,778	205	2.20	35,220	177	2.03
Total earning assets	77,807,034	892,117	4.65	73,766,848	997,292	5.44
Other non-interest-earning assets	236,465			216,881
Total assets	$78,043,499			$73,983,729

Interest-bearing liabilities:
Deposits	$867,812	$8,805	4.11%	$761,399	$9,730	5.14%
Consolidated obligations[1]:
Discount Notes	10,797,714	117,175	4.40	17,158,106	227,541	5.33
Bonds	61,458,385	633,018	4.18	51,242,578	623,540	4.89
Other borrowings	45,750	392	3.47	44,165	340	3.10
Total interest-bearing liabilities	73,169,661	759,390	4.21	69,206,248	861,151	5.01
Capital and other non-interest-bearing funds	4,873,838			4,777,481
Total funding	$78,043,499			$73,983,729

Net interest income and net interest spread[5]		$132,727	0.44%		$136,141	0.43%

Net interest margin[6]			0.69%			0.74%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $1.9 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.
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

Table 7

	Three Months Ended
	03/31/2025 vs. 03/31/2024
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$943	$(7,278)	$(6,335)
Securities purchased under agreements to resell	(89)	(7,717)	(7,806)
Federal funds sold	8,477	(11,606)	(3,129)
Investment securities	12,411	(30,475)	(18,064)
Advances	24,720	(108,619)	(83,899)
Mortgage loans	5,409	8,621	14,030
Other assets	13	15	28
Total interest-earning assets	51,884	(157,059)	(105,175)
Interest Expense[3]:
Deposits	1,247	(2,172)	(925)
Consolidated obligations:
Discount notes	(74,065)	(36,301)	(110,366)
Bonds	113,529	(104,051)	9,478
Other borrowings	13	39	52
Total interest-bearing liabilities	40,724	(142,485)	(101,761)
Change in net interest income	$11,160	$(14,574)	$(3,414)

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

Net Gains (Losses) on Derivatives: Tables 8 and 9 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 8

	Three Months Ended 03/31/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(1,661)	$(2,684)	$—	$(1,417)	$571	$(1,690)	$(6,881)
Mortgage delivery commitments	—	—	748	—	—	—	748
Economic hedges – net interest received (paid)	576	2,353	—	964	(208)	(8)	3,677
Price alignment amount	(29)	(2)	—	1	(33)	1	(62)
Net gains (losses) on derivatives	(1,114)	(333)	748	(452)	330	(1,697)	(2,518)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	2,507	—	—	—		2,507
TOTAL	$(1,114)	$2,174	$748	$(452)	$330	$(1,697)	$(11)

Table 9

	Three Months Ended 03/31/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,545	$(1,758)	$—	$(617)	$—	$170
Mortgage delivery commitments	—	—	(55)	—	—	(55)
Economic hedges – net interest received (paid)	1,163	7,623	—	(248)	—	8,538
Price alignment amount	(62)	(65)	—	2	—	(125)
Net gains (losses) on derivatives	3,646	5,800	(55)	(863)	—	8,528
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	1,725	—	—	—	1,725
TOTAL	$3,646	$7,525	$(55)	$(863)	$—	$10,253

For the three months ended March 31, 2025, net gains and losses on derivatives resulted in a decrease in net income of $2.5 million compared to an increase of $8.5 million for the prior year period. The change between periods was attributed to fair value fluctuations and a decrease in net interest settlements during the current period resulting from changes in the level of swap index rates.

Table 10 presents the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 10

	Three Months Ended
	03/31/2025			03/31/2024
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
GSE debentures	(92)	62	(30)	(1,629)	1,303	(326)
GSE MBS	(2,592)	2,445	(147)	475	422	897
TOTAL	$(2,684)	$2,507	$(177)	$(1,154)	$1,725	$571

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate multifamily GSE MBS, with a small percentage of fixed rate GSE debentures and variable rate single-family GSE MBS. Periodically, we also invest in short-term securities and U.S. Treasury obligations classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads and are swapped on an economic basis to SOFR. The fair values of the fixed rate GSE debentures are sensitive to changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to SOFR.

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

Table 11

	Three Months Ended
	03/31/2025	03/31/2024
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$32	$66
Total trading securities not hedged	32	66
Trading securities hedged on an economic basis with derivatives:
GSE debentures	62	1,303
GSE MBS	2,445	422
Total trading securities hedged on an economic basis with derivatives	2,507	1,725
TOTAL	$2,539	$1,791

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

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $2.4 million for the three months ended March 31, 2025. The increase is primarily due to voluntary contributions of $1.0 million and increases in operating expenses related to information technology initiatives and FHFA assessments. These voluntary contributions are in addition to the statutory AHP assessments under the Bank Act required to fund affordable housing initiatives. Voluntary expenses area expected to increase in the second quarter of 2025 and for the remainder of the year due to an increase in the annual amount committed to voluntary programs. Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded, which does not occur ratably throughout the year.

Financial Condition
Overall: Table 12 presents the percentage concentration of the major components of our Statements of Condition:

Table 12

	Component Concentration
	03/31/2025	12/31/2024
Assets:
Cash and due from banks	—%	—%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	12.4	14.3
Investment securities	19.1	18.1
Advances	55.5	54.9
Mortgage loans, net	12.1	11.8
Other assets	0.9	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.4%	1.4%
Consolidated obligation discount notes, net	7.3	19.0
Consolidated obligation bonds, net	85.1	73.6
Other liabilities	0.8	0.6
Total liabilities	94.6	94.6

Capital:
Capital stock outstanding	3.4	3.5
Retained earnings	2.2	2.1
Accumulated other comprehensive income (loss)	(0.2)	(0.2)
Total capital	5.4	5.4
Total liabilities and capital	100.0%	100.0%

Table 13 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 13

	Increase (Decrease) in Components
	03/31/2025 vs. 12/31/2024
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(759)	(3.0)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(1,578,796)	(14.5)
Investment securities	549,476	4.0
Advances	(211,317)	(0.5)
Mortgage loans, net	67,314	0.8
Other assets	(5,395)	(0.8)
Total assets	$(1,179,477)	(1.6)%

Liabilities:
Deposits	$13,015	1.3%
Consolidated obligation discount notes, net	(8,951,440)	(62.1)
Consolidated obligation bonds, net	7,745,429	13.9
Other liabilities	60,350	11.4
Total liabilities	(1,132,646)	(1.6)

Capital:
Capital stock outstanding	(106,130)	(4.0)
Retained earnings	43,808	2.7
Accumulated other comprehensive income (loss)	15,491	(11.1)
Total capital	(46,831)	(1.1)
Total liabilities and capital	$(1,179,477)	(1.6)%

Total assets decreased $1.2 billion between periods, from $75.9 billion at December 31, 2024 to $74.7 billion at March 31, 2025, driven by the $1.6 billion decrease in short-term investments and a $0.3 billion decrease in advances between periods, partially offset by a $0.5 billion increase in long-term investments. Asset composition remained relatively consistent from the end of 2024 through the first quarter of 2025, with advances continuing to comprise the largest asset on the balance sheet despite a decrease in advance balances, increasing from 54.9 percent of total assets at December 31, 2024 to 55.5 percent at March 31, 2025. Short-term investments decreased to 12.4 percent of total assets as of March 31, 2025 compared to 14.3 percent as of December 31, 2024, with the decrease primarily resulting from FHLBank holding higher balances of liquid assets at the end of 2024 to ensure adequate liquidity availability for members. Total liabilities decreased $1.1 billion from December 31, 2024 to March 31, 2025, which corresponded to the decrease in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 79.5 percent and 20.5 percent of total consolidated obligations, respectively, at December 31, 2024 compared to 92.1 percent and 7.9 percent at March 31, 2025. This composition shift is mostly due to increases in fixed rate callable bonds (swapped) and short-term variable rate bonds, and a decrease in discount notes. Total capital decreased $46.8 million, or 1.1 percent, from December 31, 2024 to March 31, 2025 primarily due to a decrease in excess capital stock, partially offset by an increase in retained earnings in excess of dividends paid.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2025 and December 31, 2024. Advance par value decreased by $0.4 billion, or 0.8 percent, from $41.9 billion at December 31, 2024 to $41.5 billion at March 31, 2025 (see Table 14). Advance demand has remained steady among FHLBank membership, especially among large depository institutions and insurance companies. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; overnight line of credit, adjustable rate advances, and short-term fixed rate advances were 59.0 percent of the portfolio at March 31, 2025 compared to 58.4 percent as of December 31, 2024. Within the population of advances that reprice or mature on a relatively short-term basis, composition has shifted from short-term fixed rate advances to adjustable rate advances.

We elect to swap a significant portion of fixed rate advances with longer maturities to short-term indices to synthetically create adjustable rate advances to manage interest rate risk. When coupled with the volume of our short-term fixed rate and adjustable rate advances, advances that effectively re-price at least every three months represented 96.9 percent and 95.9 percent of our total advance portfolio as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, 58.0 percent and 62.8 percent, respectively, of our members carried outstanding advance balances. Advance balances may be impacted by monetary policy changes intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Table 14 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified between periods (e.g., from fixed rate callable advance to regular fixed rate advance) due to the occurrence of a triggering event such as the passing of a call date.

Table 14

	03/31/2025		12/31/2024
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$7,733,190	18.7%	$8,829,398	21.1%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	14,080,400	33.9	11,931,497	28.5
Adjustable rate callable advances	1,122,800	2.6	983,500	2.3
Standard housing and community development advances:
Adjustable rate callable advances	20,535	0.1	20,535	0.1
Total adjustable rate term advances	15,223,735	36.6	12,935,532	30.9
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	1,535,739	3.7	2,658,109	6.4
Regular fixed rate advances	12,756,230	30.7	12,944,095	30.9
Fixed rate callable advances	48,302	0.1	48,302	0.1
Fixed rate putable advances	2,988,700	7.2	3,095,200	7.4
Fixed rate convertible advances	—	—	20,500	0.1
Standard housing and community development advances:
Regular fixed rate advances	215,916	0.5	234,266	0.6
Fixed rate callable advances	458	—	458	—
Total fixed rate term advances	17,545,345	42.2	19,000,930	45.5
Amortizing:
Standard advance products:
Fixed rate amortizing advances	834,047	2.1	900,980	2.2
Fixed rate callable amortizing advances	16,207	—	16,585	—
Standard housing and community development advances:
Fixed rate amortizing advances	175,505	0.4	179,156	0.3
Fixed rate callable amortizing advances	13,068	—	13,111	—
Total amortizing advances	1,038,827	2.5	1,109,832	2.5
TOTAL PAR VALUE	$41,541,097	100.0%	$41,875,692	100.0%

1    Represents fixed rate line of credit advances with daily maturities.
2    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Table 15 presents information on our five largest borrowers (dollar amounts in thousands). FHLBank is required by statute and regulation to obtain sufficient collateral from its member and non-member borrowers to fully secure all advances and other secured extensions of credit. We do not expect to incur any credit losses on these advances based on our rights to collateral with an estimated fair value in excess of the book value of these advances. We have not experienced a credit loss on an advance since the inception of FHLBank.

Table 15

Borrower Name	03/31/2025		12/31/2024
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$11,130,000	26.8%	$10,125,000	24.2%
United of Omaha Life Insurance Co.	3,107,461	7.5	2,747,585	6.6
BOKF, N.A.	3,100,000	7.5	3,000,000	7.2
Capitol Federal Savings Bank	2,143,320	5.2	2,164,488	5.2
First United Bank & Trust	2,041,876	4.9	2,230,000	5.3
TOTAL	$21,522,657	51.9%	$20,267,073	48.5%

Table 16 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands).

Table 16

	Three Months Ended
	03/31/2025		03/31/2024
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$125,317	26.6%	$126,262	24.5%
BOKF, N.A.	51,952	11.0	94,638	18.4
United of Omaha Life Insurance Co.	29,873	6.4	25,113	4.9
Security Life of Denver Insurance Co.	24,309	5.2	24,774	4.8
First United Bank & Trust Co.	23,162	4.9	22,008	4.3
TOTAL	$254,613	54.1%	$292,795	56.9%

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

The mortgage loan portfolio remained relatively flat between periods, at $8.9 billion at December 31, 2024 and $9.0 billion at March 31, 2025. As mortgage interest rates decline, we generally expect increases in prepayments and new originations of mortgage loans. When rates increase, repayments and originations typically decline. Acquisition activity continues to outpace prepayments, attributable to the elevated interest rate environment and origination activity at larger average loan amounts. Net mortgage loans as a percentage of total assets increased 0.3 percent, from 11.8 percent as of December 31, 2024 to 12.1 percent as of March 31, 2025. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2025 was $0.3 billion.

Future growth in the MPF portfolio is a function of asset size and composition. Most notably, growth in the balance of advances increases our total assets and capital level, which allows the balance of mortgage loans to increase while maintaining our targeted Acquired Member Assets (AMA) risk tolerance. Other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the level of interest rates and the shape of the yield curve; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; (5) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans; and (6) the number of new and delivering PFIs.

Table 17 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands).

Table 17

	03/31/2025		12/31/2024
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Farmers Bank & Trust	$521,261	5.8%	$504,595	5.7%
Fidelity Bank	408,912	4.6	406,622	4.6
West Gate Bank	299,461	3.3	291,134	3.3
Tulsa Teachers Credit Union	297,341	3.3	300,132	3.4
First National Bank of Omaha	254,201	2.8	232,791	2.6
TOTAL	$1,781,176	19.8%	$1,735,274	19.6%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2025 was 750 and 75.1 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $0.1 million from December 31, 2024 to March 31, 2025. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.1 percent of the amortized cost of total conventional loans at both March 31, 2025 and December 31, 2024, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments decreased $1.0 billion from December 31, 2024 to March 31, 2025 driven by decreases in securities purchased under agreements to resell, partially offset by an increase in multifamily MBS securities, Federal funds sold, and municipal bonds.

Short-term Investments – Short-term investments, which are used to provide funds for our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, Federal funds sold, and certificates of deposit. Fluctuations in short-term investments reflect the impact of regulatory requirements, anticipated member liquidity needs, and the timing of paydowns, maturities, and investment opportunities on liquidity management practices. At March 31, 2025, the $1.6 billion decrease in short-term investments was relative to advance paydowns and the timing of investment opportunities at year-end.

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

Table 18

	03/31/2025	12/31/2024
Interest-bearing deposits	$2,182,844	$2,142,391
Federal funds sold	4,105,000	3,575,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,287,844	$5,717,391

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. We may extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2025, all unsecured investments were rated as investment grade based on NRSROs (see Table 21).

Table 19 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2025 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 19

Domicile of Counterparty	Overnight
Domestic	$2,182,844
U.S. Branches and agency offices of foreign commercial banks:
Canada	1,130,000
Australia	1,125,000
Germany	850,000
Finland	350,000
Netherlands	350,000
United Kingdom	300,000
Total U.S. Branches and agency offices of foreign commercial banks	4,105,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,287,844

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of March 31, 2025, the aggregate value of our MBS portfolio represented 265 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in recent periods. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of March 31, 2025 are summarized by security type in Table 20 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2024. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 20

	03/31/2025					12/31/2024
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE debentures	$17,946	$—	$—	$—	$17,946	$17,884
GSE MBS	280,041	88,309	4,999	3,655	377,004	422,079
Total trading securities	297,987	88,309	4,999	3,655	394,950	439,963
Available-for-sale securities:
U.S. Treasury obligations	688,455	2,588,197	—	—	3,276,652	3,237,223
U.S. obligation MBS	—	—	—	73,010	73,010	77,263
GSE MBS	246,766	2,687,496	4,361,042	2,966,385	10,261,689	9,718,954
State or local housing agency obligations	—	—	—	48,719	48,719	24,179
Total available-for-sale securities	935,221	5,275,693	4,361,042	3,088,114	13,660,070	13,057,619
Held-to-maturity securities:
State or local housing agency obligations	—	—	30,895	—	30,895	30,895
GSE MBS	—	26,370	1,456	153,143	180,969	188,931
Total held-to-maturity securities	—	26,370	32,351	153,143	211,864	219,826

Total securities	1,233,208	5,390,372	4,398,392	3,244,912	14,266,884	13,717,408

Interest-bearing deposits	2,183,627	—	—	—	2,183,627	2,142,423

Federal funds sold	4,105,000	—	—	—	4,105,000	3,575,000

Securities purchased under agreements to resell	3,000,000	—	—	—	3,000,000	5,150,000
TOTAL INVESTMENTS	$10,521,835	$5,390,372	$4,398,392	$3,244,912	$23,555,511	$24,584,831

Weighted average yields[1]:
Available-for-sale securities	2.57%	2.98%	4.44%	4.74%
Held-to-maturity securities	—%	3.05%	2.65%	1.71%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 21 and 22 present the carrying value of our investments by rating as of March 31, 2025 and December 31, 2024 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 21

	03/31/2025
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$43	$457,283	$1,726,301	$—	$2,183,627

Federal funds sold[2]	—	1,475,000	2,630,000	—	4,105,000

Securities purchased under agreements to resell[3]	—	—	600,000	2,400,000	3,000,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,276,652	—	—	3,276,652
GSE debentures	—	17,946	—	—	17,946
State or local housing agency obligations	79,614	—	—	—	79,614
Total non-mortgage-backed securities	79,614	3,294,598	—	—	3,374,212
Mortgage-backed securities:
U.S. obligation MBS	—	73,010	—	—	73,010
GSE MBS	—	10,819,662	—	—	10,819,662
Total mortgage-backed securities	—	10,892,672	—	—	10,892,672

TOTAL INVESTMENTS	$79,657	$16,119,553	$4,956,301	$2,400,000	$23,555,511

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $44.3 million at March 31, 2025.
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

Table 23 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2025 and December 31, 2024 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 29 and 30 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 23

	03/31/2025	12/31/2024
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$17,946	$17,884
Non-mortgage-backed securities	17,946	17,884
Mortgage-backed securities:
Fixed rate	368,350	412,977
Variable rate	8,654	9,102
Mortgage-backed securities	377,004	422,079
Total trading securities	394,950	439,963
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,325,371	3,261,402
Non-mortgage-backed securities	3,325,371	3,261,402
Mortgage-backed securities:
Fixed rate	5,734,932	4,996,621
Variable rate	4,599,767	4,799,596
Mortgage-backed securities	10,334,699	9,796,217
Total available-for-sale securities	13,660,070	13,057,619
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	30,895	30,895
Non-mortgage-backed securities	30,895	30,895
Mortgage-backed securities:
Fixed rate	14,274	15,915
Variable rate	166,695	173,016
Mortgage-backed securities	180,969	188,931
Total held-to-maturity securities	211,864	219,826
TOTAL	$14,266,884	$13,717,408

Deposits: Deposits are generally an insignificant source of funding. Total deposits increased $13.0 million from December 31, 2024 to March 31, 2025 primarily due to an increase in demand deposits, partially offset by a decrease in overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Fluctuations in deposits have little impact on our ability to obtain liquidity. Specific disclosures about deposits that exceed Federal Deposit Insurance Corporation (FDIC) limits have been omitted as deposits are not insured by the FDIC. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 24 presents the carrying value of consolidated obligation bonds and discounts notes as of March 31, 2025 and December 31, 2024 (in thousands).

Table 24

	03/31/2025	12/31/2024
Bonds:
Par value	$63,755,325	$56,060,550
Premiums	11,159	12,044
Discounts	(3,667)	(3,054)
Concession fees	(12,038)	(12,085)
Hedging adjustments	(140,844)	(192,949)
Total bonds	63,609,935	55,864,506
Discount Notes:
Par value	5,520,234	14,518,446
Discounts	(54,132)	(101,891)
Concession fees	(194)	(345)
Hedging adjustments	(301)	837
Total discount notes	5,465,607	14,417,047
TOTAL	$69,075,542	$70,281,553

Total consolidated obligations decreased $1.2 billion, or 1.7 percent, from December 31, 2024 to March 31, 2025 aligning with the decrease in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 79.5 percent and 20.5 percent, respectively, at December 31, 2024 compared to 92.1 percent and 7.9 percent at March 31, 2025, respectively, mostly due to increases in swapped fixed rate callable bonds and short-term variable rate bonds, and a decrease in discount notes. Callable bonds outstanding increased from $17.0 billion at December 31, 2024 to $21.5 billion at March 31, 2025. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we call the hedged bond. Unswapped callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or Overnight Index Swap (OIS). For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The notional amount of total derivatives outstanding decreased by $3.0 billion, from $52.0 billion at December 31, 2024 to $49.0 billion at March 31, 2025, primarily due to decreases in interest rate swaps hedging discount notes and interest rate caps hedging duration and convexity, offset by increases in interest rate swaps hedging callable fixed rate bonds. These changes correspond with the changes in debt composition as previously discussed. For additional information regarding the types of derivative instruments and risks hedged, see Tables 29 and 30 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk

Liquidity and Capital Resources
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

During the three months ended March 31, 2025, proceeds from the issuance of bonds and discount notes (net of premiums and discounts) were $24.5 billion and $119.2 billion, respectively, compared to $19.5 billion and $109.4 billion for the three months ended March 31, 2024. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of issuing discount notes. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and certificates of deposit. The short-term liquidity portfolio decreased between periods, from $11.9 billion as of December 31, 2024 to $10.5 billion as of March 31, 2025. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

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

During the three months ended March 31, 2025, advance disbursements totaled $62.8 billion compared to $86.1 billion for the prior year period which reflects a decrease in short-term advance utilization compared to the prior year period. Periods with high short-term advance utilization typically have more frequent maturity and renewal activity, which results in higher cumulative disbursement and maturity amounts. Investment purchases (excluding overnight investments) totaled $0.7 billion in the three months ended March 31, 2025 compared to $0.8 billion for the same period in 2024. Payments on maturing and retired consolidated obligation bonds and discount notes were $16.8 billion and $128.1 billion, respectively, for the three months ended March 31, 2025 compared to $17.1 billion and $113.0 billion for the prior year period.

Capital: Total capital decreased $46.8 million, or 1.1 percent, from December 31, 2024 to March 31, 2025 primarily due to a decrease in excess capital stock, partially offset by an increase in retained earnings in excess of dividends paid (see Table 25). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 25 provides a summary of member capital requirements under our current capital plan as of March 31, 2025 and December 31, 2024 (in thousands):

Table 25

Requirement	03/31/2025	12/31/2024
Asset-based (Class A Common Stock only)	$186,992	$187,495
Activity-based (additional Class B Common Stock)[1]	2,019,670	2,030,000
Total Required Stock[2]	2,206,662	2,217,495
Excess Stock (Class A and B Common Stock)	321,937	417,335
Total Regulatory Capital Stock[2]	$2,528,599	$2,634,830

Activity-based Requirements:
Advances[3]	$1,865,516	$1,879,698
Letters of credit	16,156	18,857
AMA assets (mortgage loans)[4]	267,267	265,301
Total Activity-based Requirement	2,148,939	2,163,856
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	57,723	53,639
Total Required Stock[2]	$2,206,662	$2,217,495

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of March 31, 2025 and December 31, 2024.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $55.5 million for the three months ended March 31, 2025 compared to $54.3 million for the same period in the prior year. The weighted average dividend rate was 8.81 percent for the three months ended March 31, 2025, which represented a dividend payout ratio of 55.9 percent. The weighted average dividend rate was 8.76 percent for the three months ended March 31, 2024, which represented a dividend payout ratio of 47.6 percent. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in March 2025 were based on income during the three months ended February 28, 2025. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2024 for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold (DPT) rate before paying a higher rate to holders of Class B Common Stock. The DPT is a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (i.e., the DPT is floored at zero). Table 26 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 26

Applicable Rate per Annum	03/31/2025	12/31/2024	09/30/2024	06/30/2024	03/31/2024
Class A Common Stock	4.50%	4.75%	4.75%	4.75%	4.75%
Class B Common Stock	9.50	9.50	9.50	9.50	9.50
Weighted Average[1]	8.81	8.84	8.90	8.79	8.76
Dividend Parity Threshold:
Average effective overnight Federal funds rate	4.33%	4.66%	5.27%	5.33%	5.33%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	2.33%	2.66%	3.27%	3.33%	3.33%

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

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and market value of equity (MVE) sensitivity. For additional information on interest rate risk measurement, see Part I, Item 3 - “Quantitative and Qualitative Disclosures About Market Risk.”

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements".

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

The FHLBanks are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment. Changes in the regulatory environment, including regulatory priorities and areas of focus such as deregulation, have affected and likely will continue to affect certain aspects of the FHLBanks’ business operations, and could have impacts on the FHLBanks’ results of operations and reputation. For example, on January 20, 2025, the federal executive administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule.

Beginning in March 2025, FHFA has rescinded several advisory bulletins (ABs) applicable to the FHLBanks, including the ABs which had set out expectations related to: (1) fair lending and fair housing compliance, (2) unfair or deceptive acts or practices compliance, (3) climate-related risk management, (4) diversity and inclusion examination ratings, (5) Board diversity and (6) Board diversity data collection.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on FHLBank and the FHLBank System. For further discussion of related risks, see Part I. Item 1A. -”Risk Factors” in FHLBank’s Form 10-K for the year ended December 31, 2024.

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

Table 27 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 27

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2025	1.8	1.7	0.6
12/31/2024	2.0	1.9	0.7
09/30/2024	2.7	2.5	1.5
06/30/2024	2.7	2.4	1.5
03/31/2024	3.3	2.3	1.3

The primary factors contributing to the net changes in duration from December 31, 2024 to March 31, 2025 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable rate collateralized mortgage obligations (CMOs) and their effective cap levels; (2) the relative percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period. The decrease in longer-term interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration changes from the variable rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during 2024, leading to the less asset sensitive DOE level in the +200 interest rate shock scenario.

In addition, the relative changes in interest rates and mortgage rates during the period caused the mortgage loan portfolio contribution to duration to change more than the associated liabilities, contributing to the decrease in the asset sensitive DOE profile for all interest rate shock scenarios. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio generating a relatively stable sensitivity profile in all interest rate shock scenarios.

The change in interest rates during the period generally shortens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The slight decline in advances during the period generated a marginally larger contribution and an overall modest net duration profile change from the mortgage loan and unswapped callable bond portfolios. This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. With the increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and lock-out periods (generally six months and greater). Generally, changes in the profile of the liability portfolio corresponds with the expected duration profile of the fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including changes in interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 2 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.1 months and 1.2 months as of March 31, 2025 and December 31, 2024, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 28 presents MVE as a percent of TRCS. As of March 31, 2025, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of March 31, 2025 (see Table 25 under this Item 2) contributed to the MVE levels as of March 31, 2025. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 28

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2025	153	158	161
12/31/2024	148	153	158
09/30/2024	148	156	161
06/30/2024	142	149	155
03/31/2024	147	155	161

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

Table 29

03/31/2025
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$12,555,225	$2,218
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,988,700	(20,469)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	196,198	850
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,665	(13)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,300,000	802
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	5,775,717	24,177
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	18,000	2
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	372,367	4,466
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	79,083	236
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	1,711,156	(7)
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,554,473	(87)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,162,000	(24,191)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	13,777,000	(57,805)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	778,000	(30,176)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	45,000	9
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	2,135,000	2,446
Cost of funds or asset	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	500,000	(3)
TOTAL				$48,954,584	$(97,545)

Table 30

12/31/2024
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$12,541,236	$2,387
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	20,500	181
Fixed rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,095,200	(1,397)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	581,304	1,107
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	8,730	11
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,300,000	641
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	5,128,426	37,078
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	18,000	2
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	419,438	7,198
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	34,524	(43)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	7,247,448	(7)
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,969,182	9
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Economic Hedge	198,705	(5)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,642,000	(34,414)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	7,355,000	(125,425)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	500,000	(70)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	823,000	(39,065)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Economic Hedge	1,750,000	16,941
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	2,604,000	4,181
Cost of funds or asset	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	750,000	6
TOTAL				$51,986,693	$(130,684)

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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 11, 2025, and such risk factors are incorporated by reference herein.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed October 31, 2024, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

May 8, 2025	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

May 8, 2025	By: /s/ Philip D. Bacchus
Date	Philip D. Bacchus
Senior Vice President and Chief Financial Officer