Form 10-Q
period 2025-06-30
Federal Home Loan Bank of Topeka
filed 2025-08-07
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
July 31, 2025
Class A Stock, par value $100 per share	3,036,589
Class B Stock, par value $100 per share	22,837,798

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
•Volatile market conditions impairing the ability of FHLBank’s financial models to produce reliable results;
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
•Fraudulent activity;
•Third-party service providers fail to provide services, terminate their services or fail to comply with banking regulations;
•The ability of FHLBank to attract, onboard and retain skilled individuals, including qualified executive officers; and
•Reliance on FHLBank Chicago as Mortgage Partnership Finance® (MPF®) Program Provider. “Mortgage Partnership Finance,” “MPF,” “MPF Xtra,” and “MPF Direct” are registered trademarks of FHLBank Chicago.

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2025	12/31/2024
ASSETS
Cash and due from banks	$25,078	$25,575
Interest-bearing deposits	2,287,805	2,142,423
Securities purchased under agreements to resell (Note 9)	4,400,000	5,150,000
Federal funds sold	3,906,000	3,575,000

Investment securities:
Trading securities (Note 3)	153,520	439,963
Available-for-sale securities, amortized cost of $14,299,825 and $13,197,724 (Note 3)	14,118,577	13,057,619
Held-to-maturity securities, fair value of $202,124 and $217,476 (Note 3)	203,895	219,826
Total investment securities	14,475,992	13,717,408

Advances (Note 4)	45,040,514	41,652,081
Mortgage loans held for portfolio, net of allowance for credit losses of $3,999 and $4,033 (Note 5)	9,180,578	8,949,433
Accrued interest receivable	262,750	249,199
Derivative assets, net (Notes 6, 9)	351,738	357,314
Other assets	81,813	82,547

TOTAL ASSETS	$80,012,268	$75,900,980

LIABILITIES
Deposits (Note 7)	$1,035,255	$989,021

Consolidated obligations, net:
Discount notes (Note 8)	9,530,052	14,417,047
Bonds (Note 8)	64,732,483	55,864,506
Total consolidated obligations, net	74,262,535	70,281,553

Mandatorily redeemable capital stock (Note 10)	6,081	3,225
Accrued interest payable	437,246	347,843
Affordable Housing Program payable	112,786	102,494
Derivative liabilities, net (Notes 6, 9)	2,407	6,131
Other liabilities	60,729	70,984

TOTAL LIABILITIES	75,917,039	71,801,251

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2025	12/31/2024
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,453 and 4,649 shares issued and outstanding) (Note 10)	$245,304	$464,904
Class B ($100 par value; 23,417 and 21,667 shares issued and outstanding) (Note 10)	2,341,760	2,166,701
Total capital stock	2,587,064	2,631,605

Retained earnings:
Unrestricted	1,151,467	1,109,059
Restricted	537,849	499,027
Total retained earnings	1,689,316	1,608,086

Accumulated other comprehensive income (loss) (Note 11)	(181,151)	(139,962)

TOTAL CAPITAL	4,095,229	4,099,729

TOTAL LIABILITIES AND CAPITAL	$80,012,268	$75,900,980

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
INTEREST INCOME:
Advances	$548,614	$634,504	$1,056,702	$1,226,491
Interest-bearing deposits	30,451	38,243	60,117	74,244
Securities purchased under agreements to resell	34,985	40,123	67,422	80,366
Federal funds sold	49,410	56,945	100,404	111,068
Trading securities	2,045	6,392	5,180	12,910
Available-for-sale securities	180,970	193,900	357,339	383,959
Held-to-maturity securities	2,595	3,598	5,312	7,306
Mortgage loans held for portfolio	91,191	78,337	179,697	152,813
Other	175	179	380	356
Total interest income	940,436	1,052,221	1,832,553	2,049,513

INTEREST EXPENSE:
Deposits	9,093	10,146	17,898	19,876
Consolidated obligations:
Discount notes	114,114	233,774	231,289	461,315
Bonds	677,333	669,999	1,310,351	1,293,539
Mandatorily redeemable capital stock	65	52	129	55
Other	315	292	643	629
Total interest expense	800,920	914,263	1,560,310	1,775,414

NET INTEREST INCOME	139,516	137,958	272,243	274,099
Provision (reversal) for credit losses on mortgage loans	752	(863)	860	(1,063)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	138,764	138,821	271,383	275,162

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	1,828	3,938	4,367	5,729
Net gains (losses) on derivatives	(2,506)	1,678	(5,024)	10,206
Standby bond purchase agreement commitment fees	778	737	1,527	1,488
Letters of credit fees	2,078	2,294	4,213	4,661
Other	638	614	1,253	1,093
Total other income (loss)	2,816	9,261	6,336	23,177

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
OTHER EXPENSES:
Compensation and benefits	$13,468	$12,535	$25,714	$24,855
Other operating	6,773	7,015	14,004	13,528
Federal Housing Finance Agency	1,804	1,370	3,608	2,739
Office of Finance	1,160	1,243	2,440	2,371
Mortgage loans transaction service fees	1,787	1,712	3,545	3,379
Voluntary housing and community investment program contributions	10,965	3,919	12,010	3,919
Other	263	101	707	527
Total other expenses	36,220	27,895	62,028	51,318

INCOME BEFORE ASSESSMENTS	105,360	120,187	215,691	247,021

Affordable Housing Program	10,543	12,024	21,582	24,708

NET INCOME	$94,817	$108,163	$194,109	$222,313

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Net income	$94,817	$108,163	$194,109	$222,313

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(56,618)	(19,131)	(41,143)	5,061
Defined benefit pension plan	(62)	169	(46)	169
Total other comprehensive income (loss)	(56,680)	(18,962)	(41,189)	5,230

TOTAL COMPREHENSIVE INCOME (LOSS)	$38,137	$89,201	$152,920	$227,543

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2024	3,447	$344,697	21,530	$2,153,012	24,977	$2,497,709	$1,026,464	$435,313	$1,461,777	$(94,779)	$3,864,707
Comprehensive income							86,531	21,632	108,163	(18,962)	89,201
Proceeds from issuance of capital stock	2	184	5,119	511,848	5,121	512,032					512,032
Repurchase/redemption of capital stock	(2,090)	(209,050)	(442)	(44,154)	(2,532)	(253,204)					(253,204)
Net reclassification of shares to mandatorily redeemable capital stock	(710)	(70,955)	(70)	(6,994)	(780)	(77,949)					(77,949)
Net transfer of shares between Class A and Class B	2,537	253,725	(2,537)	(253,725)	—	—					—
Dividends on capital stock (Class A - 4.8%, Class B - 9.5%):
Cash payment							(78)		(78)		(78)
Stock issued			574	57,411	574	57,411	(57,411)		(57,411)		—
Balance at June 30, 2024	3,186	$318,601	24,174	$2,417,398	27,360	$2,735,999	$1,055,506	$456,945	$1,512,451	$(113,741)	$4,134,709

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2025	3,592	$359,198	21,662	$2,166,277	25,254	$2,525,475	$1,133,008	$518,886	$1,651,894	$(124,471)	$4,052,898
Comprehensive income							75,854	18,963	94,817	(56,680)	38,137
Proceeds from issuance of capital stock	4	405	8,398	839,812	8,402	840,217					840,217
Repurchase/redemption of capital stock	(5,094)	(509,391)	(483)	(48,287)	(5,577)	(557,678)					(557,678)
Net reclassification of shares to mandatorily redeemable capital stock	(2,542)	(254,218)	(240)	(24,059)	(2,782)	(278,277)					(278,277)
Net transfer of shares between Class A and Class B	6,493	649,310	(6,493)	(649,310)	—	—					—
Dividends on capital stock (Class A - 4.3%, Class B - 9.2%):
Cash payment							(68)		(68)		(68)
Stock issued			573	57,327	573	57,327	(57,327)		(57,327)		—
Balance at June 30, 2025	2,453	$245,304	23,417	$2,341,760	25,870	$2,587,064	$1,151,467	$537,849	$1,689,316	$(181,151)	$4,095,229

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2023	2,789	$278,887	23,288	$2,328,796	26,077	$2,607,683	$989,457	$412,483	$1,401,940	$(118,971)	$3,890,652
Comprehensive income							177,851	44,462	222,313	5,230	227,543
Proceeds from issuance of capital stock	4	374	10,267	1,026,667	10,271	1,027,041					1,027,041
Repurchase/redemption of capital stock	(7,051)	(705,102)	(728)	(72,825)	(7,779)	(777,927)					(777,927)
Net reclassification of shares to mandatorily redeemable capital stock	(2,235)	(223,433)	(90)	(9,009)	(2,325)	(232,442)					(232,442)
Net transfer of shares between Class A and Class B	9,679	967,875	(9,679)	(967,875)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(158)		(158)		(158)
Stock issued			1,116	111,644	1,116	111,644	(111,644)		(111,644)		—
Balance at June 30, 2024	3,186	$318,601	24,174	$2,417,398	27,360	$2,735,999	$1,055,506	$456,945	$1,512,451	$(113,741)	$4,134,709

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2024	4,649	$464,904	21,667	$2,166,701	26,316	$2,631,605	$1,109,059	$499,027	$1,608,086	$(139,962)	$4,099,729
Comprehensive income							155,287	38,822	194,109	(41,189)	152,920
Proceeds from issuance of capital stock	6	576	14,281	1,428,144	14,287	1,428,720					1,428,720
Repurchase/redemption of capital stock	(11,432)	(1,143,178)	(1,031)	(103,080)	(12,463)	(1,246,258)					(1,246,258)
Net reclassification of shares to mandatorily redeemable capital stock	(3,043)	(304,325)	(354)	(35,417)	(3,397)	(339,742)					(339,742)
Net transfer of shares between Class A and Class B	12,273	1,227,327	(12,273)	(1,227,327)	—	—					—
Dividends on capital stock (Class A - 4.4%, Class B - 9.4%):
Cash payment							(140)		(140)		(140)
Stock issued			1,127	112,739	1,127	112,739	(112,739)		(112,739)		—
Balance at June 30, 2025	2,453	$245,304	23,417	$2,341,760	25,870	$2,587,064	$1,151,467	$537,849	$1,689,316	$(181,151)	$4,095,229

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2025	06/30/2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$194,109	$222,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(91,510)	(95,070)
Concessions on consolidated obligations	3,273	3,281
Premiums and discounts on investments, net	(24,936)	(21,769)
Premiums, discounts and commitment fees on advances, net	(1,692)	(1,355)
Premiums, discounts and deferred loan costs on mortgage loans, net	6,513	6,170
Fair value adjustments on hedged assets or liabilities	(2,388)	(2,169)
Premises, software and equipment	1,573	1,715
Other	(65)	—
Provision (reversal) for credit losses on mortgage loans	860	(1,063)
Other adjustments, net	5,593	163
Net (gains) losses on trading securities	(4,367)	(5,729)
Net change in derivatives and hedging activities	(382,619)	139,589
(Increase) decrease in accrued interest receivable	(13,517)	(70,951)
Change in net accrued interest included in derivative assets	(30,339)	(27,554)
(Increase) decrease in other assets	1,401	12
Increase (decrease) in accrued interest payable	89,797	18,888
Change in net accrued interest included in derivative liabilities	(25,183)	17,820
Increase (decrease) in Affordable Housing Program liability	10,292	11,340
Increase (decrease) in other liabilities	(10,223)	(12,684)
Total adjustments	(467,537)	(39,366)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(273,428)	182,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(83,640)	(667,257)
Net (increase) decrease in securities purchased under resale agreements	750,000	950,000
Net (increase) decrease in Federal funds sold	(331,000)	(3,212,000)
Proceeds from maturities of and principal repayments on trading securities	290,809	70,595
Proceeds from maturities of and principal repayments on available-for-sale securities	623,374	469,988
Purchases of available-for-sale securities	(1,458,825)	(1,231,147)
Proceeds from maturities of and principal repayments on held-to-maturity securities	15,925	16,793

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2025	06/30/2024
Advances repaid	126,303,957	141,008,993
Advances originated	(129,499,901)	(141,882,373)
Principal collected on mortgage loans	453,489	388,840
Purchases of mortgage loans	(691,771)	(761,033)
Net proceeds from sale of foreclosed assets	64	230
Purchases of premises, software and equipment	(1,637)	(1,078)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,629,156)	(4,849,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	67,069	97,859
Net proceeds from issuance of consolidated obligations:
Discount notes	285,952,019	276,214,528
Bonds	45,532,228	35,851,865
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(290,748,777)	(278,654,498)
Bonds	(36,753,150)	(28,875,030)
Net interest payments received (paid) for financing derivatives	7,388	12,609
Proceeds from issuance of capital stock	1,428,720	1,027,041
Payments for repurchase/redemption of capital stock	(1,246,258)	(777,927)
Payments for repurchase of mandatorily redeemable capital stock	(337,012)	(229,299)
Cash dividends paid	(140)	(158)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,902,087	4,666,990
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(497)	488
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,575	26,062
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,078	$26,550

Supplemental disclosures:
Interest paid	$1,001,611	$764,281

`FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2025

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation: The accompanying interim financial statements of FHLBank are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instruction provided by Article 10, Rule 10-01 of Regulation S-X. In the opinion of management, the financial statements contain all adjustments necessary to fairly present FHLBank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of June 30, 2025, approximately 23 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of June 30, 2025 and December 31, 2024, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of June 30, 2025 and December 31, 2024. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $3,039,000 and $471,000, respectively, as of June 30, 2025, and $2,938,000 and $431,000, respectively, as of December 31, 2024.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions requiring the counterparty pledge additional securities as collateral or remit an equivalent amount of cash sufficient to comply with the required collateral value). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2025 and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $538,000 and $638,000 as of June 30, 2025 and December 31, 2024, respectively.

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

Trading Securities: Trading securities by major security type as of June 30, 2025 and December 31, 2024 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2025	12/31/2024
Non-mortgage-backed securities:
GSE debentures	$—	$17,884
Non-mortgage-backed securities	—	17,884
Mortgage-backed securities:
GSE MBS	153,520	422,079
Mortgage-backed securities	153,520	422,079
TOTAL	$153,520	$439,963

Net gains (losses) on trading securities during the three and six months ended June 30, 2025 and 2024 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Net gains (losses) on trading securities held as of June 30, 2025	$621	$311	$1,802	$(113)
Net gains (losses) on trading securities sold or matured prior to June 30, 2025	1,207	3,627	2,565	5,842
NET GAINS (LOSSES) ON TRADING SECURITIES	$1,828	$3,938	$4,367	$5,729

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2025 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $39,178,000 as of June 30, 2025.

Table 3.3

	06/30/2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,396,987	$—	$(95,075)	$3,301,912
State or local housing agency obligations	48,210	41	(13)	48,238
Non-mortgage-backed securities	3,445,197	41	(95,088)	3,350,150
Mortgage-backed securities:
U.S. obligation MBS	68,509	—	(1,022)	67,487
GSE MBS	10,786,119	25,812	(110,991)	10,700,940
Mortgage-backed securities	10,854,628	25,812	(112,013)	10,768,427
TOTAL	$14,299,825	$25,853	$(207,101)	$14,118,577

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of June 30, 2025 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	06/30/2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$715,040	$(474)	$2,586,872	$(94,601)	$3,301,912	$(95,075)
State or local housing agency obligations	24,337	(13)	—	—	24,337	(13)
Non-mortgage-backed securities	739,377	(487)	2,586,872	(94,601)	3,326,249	(95,088)
Mortgage-backed securities:
U.S. obligation MBS	—	—	67,487	(1,022)	67,487	(1,022)
GSE MBS	3,706,493	(27,465)	4,061,481	(83,526)	7,767,974	(110,991)
Mortgage-backed securities	3,706,493	(27,465)	4,128,968	(84,548)	7,835,461	(112,013)
TOTAL	$4,445,870	$(27,952)	$6,715,840	$(179,149)	$11,161,710	$(207,101)

Table 3.6 summarizes the available-for-sale securities with gross unrealized losses as of December 31, 2024 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.6

	12/31/2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$244,268	$(1,144)	$2,754,861	$(74,652)	$2,999,129	$(75,796)
State or local housing agency obligations	24,179	(286)	—	—	24,179	(286)
Non-mortgage-backed securities	268,447	(1,430)	2,754,861	(74,652)	3,023,308	(76,082)
Mortgage-backed securities:
U.S. obligation MBS	—	—	77,263	(783)	77,263	(783)
GSE MBS	2,880,112	(14,624)	3,638,445	(80,083)	6,518,557	(94,707)
Mortgage-backed securities	2,880,112	(14,624)	3,715,708	(80,866)	6,595,820	(95,490)
TOTAL	$3,148,559	$(16,054)	$6,470,569	$(155,518)	$9,619,128	$(171,572)

The amortized cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2025 and December 31, 2024 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	06/30/2025		12/31/2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,219,860	$1,177,703	$457,610	$440,483
Due after one year through five years	2,177,127	2,124,209	2,855,402	2,796,740
Due after five years through ten years	—	—	—	—
Due after ten years	48,210	48,238	24,465	24,179
Non-mortgage-backed securities	3,445,197	3,350,150	3,337,477	3,261,402
Mortgage-backed securities	10,854,628	10,768,427	9,860,247	9,796,217
TOTAL	$14,299,825	$14,118,577	$13,197,724	$13,057,619

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2025 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $414,000 as of June 30, 2025.

Table 3.8

	06/30/2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$29,755	$—	$(377)	$29,378
Non-mortgage-backed securities	29,755	—	(377)	29,378
Mortgage-backed securities:
GSE MBS	174,140	252	(1,646)	172,746
Mortgage-backed securities	174,140	252	(1,646)	172,746
TOTAL	$203,895	$252	$(2,023)	$202,124

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of June 30, 2025 and December 31, 2024 are shown in Table 3.10 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	06/30/2025		12/31/2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	29,755	29,378	30,895	30,450
Due after ten years	—	—	—	—
Non-mortgage-backed securities	29,755	29,378	30,895	30,450
Mortgage-backed securities	174,140	172,746	188,931	187,026
TOTAL	$203,895	$202,124	$219,826	$217,476

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. During the three- and six-months ended June 30, 2025 and 2024, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

FHLBank considers the unrealized losses on certain available-for-sale securities in unrealized loss positions to be temporary as FHLBank expects to recover the entire amortized cost basis on these available-for-sale investment securities. FHLBank neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis.

As of June 30, 2025, FHLBank's held-to-maturity and available-for-sale securities were all highly rated and/or had short remaining terms to maturity. In the case of U.S. obligations, each obligation carries an explicit government guarantee. In the case of GSE debentures and MBS, FHLBank purchases each security under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, FHLBank expects to receive all cash flows contractually due, and no allowance for credit losses were recorded on any U.S. obligation or GSE debenture or MBS as of June 30, 2025 and December 31, 2024.

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2025 and December 31, 2024, FHLBank had advances outstanding at interest rates ranging from 0.51 percent to 7.20 percent and 0.44 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $160,608,000 and $152,111,000 as of June 30, 2025 and December 31, 2024, respectively.

Table 4.1

	06/30/2025		12/31/2024
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$28,371,278	4.45%	$25,160,148	4.43%
Due after one year through two years	5,616,754	4.00	4,724,245	4.05
Due after two years through three years	5,267,172	4.20	4,530,096	4.07
Due after three years through four years	2,360,895	4.01	3,037,483	4.12
Due after four years through five years	2,002,509	3.64	2,663,624	3.87
Thereafter	1,453,027	3.41	1,760,096	3.25
Total par value	45,071,635	4.27%	41,875,692	4.24%
Discounts	(11,320)		(7,557)
Hedging adjustments	(19,801)		(216,054)
TOTAL	$45,040,514		$41,652,081

FHLBank offers advances that may be prepaid without prepayment or termination fees on predetermined exercise dates (call dates) prior to the stated advance maturity (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher rate for the advance relative to an equivalent maturity, non-callable advance. The borrower generally exercises its call options on these advances when interest rates decline (fixed-rate advances) or spreads change (adjustable-rate advances). FHLBank also offers fixed-rate advances that include a put option held by FHLBank (putable advances). On the date FHLBank exercises its put option, the borrower has the option to prepay the advance in full without a fee or roll into another advance product. A putable advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the put feature. FHLBank would generally exercise its put option when interest rates increase. Other advances are prepayable with a prepayment fee that makes FHLBank economically indifferent to the prepayment.

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put date as of June 30, 2025 and December 31, 2024 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
Redemption Term	06/30/2025	12/31/2024	06/30/2025	12/31/2024
Due in one year or less	$29,396,628	$26,134,800	$31,114,678	$27,391,348
Due after one year through two years	5,188,144	4,375,566	5,726,254	4,901,745
Due after two years through three years	4,805,737	4,126,318	4,542,472	4,626,596
Due after three years through four years	2,324,089	2,919,014	1,626,895	2,204,483
Due after four years through five years	1,954,651	2,642,197	1,625,009	1,945,624
Thereafter	1,402,386	1,677,797	436,327	805,896
TOTAL PAR VALUE	$45,071,635	$41,875,692	$45,071,635	$41,875,692

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of June 30, 2025 and December 31, 2024 (in thousands):

Table 4.3

Redemption Term	06/30/2025	12/31/2024
Fixed-rate:
Due in one year or less	$15,817,628	$15,388,152
Due after one year through three years	8,097,965	6,714,381
Due after three years through five years	4,150,405	5,123,107
Due after five years through fifteen years	1,421,376	1,695,725
Due after fifteen years	17,576	18,795
Total fixed-rate	29,504,950	28,940,160
Variable-rate:
Due in one year or less	12,553,650	9,771,997
Due after one year through three years	2,785,960	2,539,960
Due after three years through five years	213,000	578,000
Due after five years through fifteen years	14,075	44,075
Due after fifteen years	—	1,500
Total variable-rate	15,566,685	12,935,532
TOTAL PAR VALUE	$45,071,635	$41,875,692

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the payment status as well as the types and level of collateral to be the primary indicators of credit quality on advances. As of June 30, 2025 and December 31, 2024, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2025 and December 31, 2024, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of June 30, 2025 and December 31, 2024, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2025 and December 31, 2024 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $57,714,000 and $54,997,000 as of June 30, 2025 and December 31, 2024, respectively.

Table 5.1

	06/30/2025	12/31/2024
Real estate:
Fixed-rate, medium-term[1], single-family mortgages	$874,370	$928,996
Fixed-rate, long-term, single-family mortgages	8,237,224	7,948,931
Total unpaid principal balance	9,111,594	8,877,927
Premiums	95,682	95,760
Discounts	(9,985)	(6,904)
Deferred loan costs, net	31	34
Hedging adjustments	(12,745)	(13,351)
Total before allowance for credit losses on mortgage loans	9,184,577	8,953,466
Allowance for credit losses on mortgage loans	(3,999)	(4,033)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,180,578	$8,949,433

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of June 30, 2025 and December 31, 2024 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2025	12/31/2024
Conventional loans	$8,791,117	$8,553,518
Government-guaranteed or -insured loans	320,477	324,409
TOTAL UNPAID PRINCIPAL BALANCE	$9,111,594	$8,877,927

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of June 30, 2025 (dollar amounts in thousands):

Table 5.3

	06/30/2025
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2021	2021	2022	2023	2024	2025
Amortized Cost:[1]
Past due 30-59 days delinquent	$29,196	$11,252	$6,157	$5,314	$2,770	$1,412	$56,101	$8,041	$64,142
Past due 60-89 days delinquent	11,028	2,567	3,404	1,857	1,036	—	19,892	4,008	23,900
Past due 90 days or more delinquent	8,472	1,572	2,227	1,841	425	—	14,537	3,338	17,875
Total past due	48,696	15,391	11,788	9,012	4,231	1,412	90,530	15,387	105,917
Total current loans	3,601,850	1,512,879	736,122	973,036	1,335,098	611,176	8,770,161	308,499	9,078,660
Total mortgage loans	$3,650,546	$1,528,270	$747,910	$982,048	$1,339,329	$612,588	$8,860,691	$323,886	$9,184,577

Other delinquency statistics:
In process of foreclosure[2]							$5,863	$418	$6,281
Serious delinquency rate[3]							0.2%	1.1%	0.2%
Past due 90 days or more and still accruing interest							$—	$3,338	$3,338
Loans on nonaccrual status[4]							$25,666	$—	$25,666

1    Excludes accrued interest receivable.
2    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
3    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total amortized cost for the portfolio class.
4    Includes $15,557,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

1    Excludes accrued interest receivable.
2    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their delinquency status.
3    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total amortized cost for the portfolio class.
4    Includes $11,301,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.
Allowance for Credit Losses:
Conventional Mortgage Loans: Conventional loans that have similar risk characteristics are pooled and collectively evaluated. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. FHLBank determines its allowance for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current economic conditions, and reasonable and supportable forecasts of expected economic conditions. FHLBank uses a third-party projected cash flow model to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior among other factors. The forecasts used in the calculation of expected credit losses cover the contractual terms of the loans rather than a reversion to historical trends after a forecasted period. FHLBank also incorporates associated credit enhancements, as available, to determine its estimate of expected credit losses.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and six months ended June 30, 2025 and 2024.

Table 5.5

	Three Months Ended		Six Months Ended
Conventional Loans	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Balance, beginning of the period	$3,948	$5,202	$4,033	$5,531
Net (charge-offs) recoveries	(701)	(24)	(894)	(153)
Provision (reversal) for credit losses	752	(863)	860	(1,063)
Balance, end of the period	$3,999	$4,315	$3,999	$4,315

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, no allowance for credit losses for government-guaranteed or government-insured mortgage loans was recorded as of June 30, 2025 and December 31, 2024. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2025 and December 31, 2024 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	06/30/2025			12/31/2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$45,845,234	$122,054	$176,032	$37,883,273	$66,190	$226,184
Total derivatives designated as hedging relationships	45,845,234	122,054	176,032	37,883,273	66,190	226,184
Derivatives not designated as hedging instruments:
Interest rate swaps	4,999,932	3,198	591	11,464,896	25,282	110
Interest rate caps/floors	1,385,000	1,275	—	2,604,000	4,181	—
Mortgage delivery commitments	86,851	567	1	34,524	30	73
Total derivatives not designated as hedging instruments	6,471,783	5,040	592	14,103,420	29,493	183
TOTAL	$52,317,017	127,094	176,624	$51,986,693	95,683	226,367
Netting adjustments and cash collateral[1]		224,644	(174,217)		261,631	(220,236)
DERIVATIVE ASSETS AND LIABILITIES		$351,738	$2,407		$357,314	$6,131

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $459,106,000 and $521,222,000 as of June 30, 2025 and December 31, 2024, respectively. Cash collateral received was $60,244,000 and $39,354,000 as of June 30, 2025 and December 31, 2024, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended June 30, 2025 and 2024, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	06/30/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$548,614	$180,970	$114,114	$677,333
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(32,497)	$(58,207)	$(1,096)	$6,841
Hedged items[2]	73,622	100,098	209	(36,140)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$41,125	$41,891	$(887)	$(29,299)

	Three Months Ended
	06/30/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$634,504	$193,900	$233,774	$669,999
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$57,347	$42,784	$(3,609)	$(29,912)
Hedged items[2]	17,281	13,646	1,640	(42,552)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$74,628	$56,430	$(1,969)	$(72,464)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the six months ended June 30, 2025 and 2024, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Six Months Ended
	06/30/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,056,702	$357,339	$231,289	$1,310,351
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(116,518)	$(160,041)	$(1,700)	$28,202
Hedged items[2]	196,220	242,027	1,347	(88,245)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$79,702	$81,986	$(353)	$(60,043)

	Six Months Ended
	06/30/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,226,491	$383,959	$461,315	$1,293,539
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$252,237	$188,471	$(6,663)	$(114,399)
Hedged items[2]	(99,758)	(74,607)	2,353	(35,509)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$152,479	$113,864	$(4,310)	$(149,908)

[1] Includes net interest settlements in interest income/expense.
[2] Includes amortization/accretion on closed fair value relationships in interest income.
.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2025 and December 31, 2024 (in thousands):

Table 6.4

06/30/2025
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$16,507,894	9,515,097	(2,483,146)	(17,303,204)

Basis adjustments for active hedging relationships	$(16,104)	$(16,544)	$510	$110,052
Basis adjustments for discontinued hedging relationships	(3,697)	—	—	(5,347)
Cumulative amount of fair value hedging basis adjustments[2]	$(19,801)	$(16,544)	$510	$104,705

12/31/2024
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$15,700,289	7,984,796	(3,043,704)	(10,653,310)

Basis adjustments for active hedging relationships	$(210,116)	$(258,571)	$(837)	$198,495
Basis adjustments for discontinued hedging relationships	(5,937)	—	—	(5,545)
Cumulative amount of fair value hedging basis adjustments[2]	$(216,053)	$(258,571)	$(837)	$192,950

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(3,184)	$(5,118)	$(8,330)	$(4,344)
Interest rate caps/floors	(1,184)	(1,192)	(2,918)	(1,796)
Net interest settlements	1,802	8,282	5,479	16,820
Price alignment amount[1]	(9)	(117)	(72)	(242)
Mortgage delivery commitments	69	(177)	817	(232)
NET GAINS (LOSSES) ON DERIVATIVES	$(2,506)	$1,678	$(5,024)	$10,206

[1] This amount is for derivatives for which variation margin is characterized as a daily settled contract.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2025, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

FHLBank utilizes two Derivative Clearing Organizations (clearinghouses) for all cleared derivative transactions, LCH Limited and CME Clearing. At both clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2025 and December 31, 2024.

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

Table 7.1 details the types of deposits held by FHLBank as of June 30, 2025 and December 31, 2024 (in thousands):

Table 7.1

	06/30/2025	12/31/2024
Interest-bearing:
Demand	$517,327	$389,071
Overnight	426,000	531,300
Term	15,342	1,000
Total interest-bearing	958,669	921,371
Non-interest-bearing:
Other	76,586	67,650
Total non-interest-bearing	76,586	67,650
TOTAL DEPOSITS	$1,035,255	$989,021

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

Table 8.1

	06/30/2025		12/31/2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$45,585,085	4.19%	$37,517,835	4.35%
Due after one year through two years	8,754,870	3.40	7,828,625	3.14
Due after two years through three years	2,043,300	2.98	2,225,545	2.68
Due after three years through four years	1,491,300	3.45	1,634,440	2.97
Due after four years through five years	1,486,005	3.33	1,573,155	3.62
Thereafter	5,481,400	3.70	5,280,950	3.43
Total par value	64,841,960	3.97%	56,060,550	3.97%
Premiums	11,138		12,044
Discounts	(3,559)		(3,054)
Concession fees	(12,351)		(12,085)
Hedging adjustments	(104,705)		(192,949)
TOTAL	$64,732,483		$55,864,506

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of June 30, 2025 and December 31, 2024 includes callable bonds totaling $23,753,500,000 and $17,048,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2025 and December 31, 2024 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	06/30/2025	12/31/2024
Due in one year or less	$55,874,085	$47,888,835
Due after one year through two years	6,184,370	5,093,625
Due after two years through three years	1,435,800	1,342,545
Due after three years through four years	285,800	696,940
Due after four years through five years	321,005	378,155
Thereafter	740,900	660,450
TOTAL PAR VALUE	$64,841,960	$56,060,550

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2025 and December 31, 2024 (in thousands):

Table 8.3

	06/30/2025	12/31/2024
Fixed-rate	$25,788,960	$21,107,550
Simple variable-rate	37,695,000	33,475,000
Step	1,358,000	1,478,000
TOTAL PAR VALUE	$64,841,960	$56,060,550

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2025	$9,530,052	$9,604,010	4.14%

December 31, 2024	$14,417,047	$14,518,446	4.40%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2025 and December 31, 2024 (in thousands):

Table 9.1

06/30/2025
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$126,824	$(123,119)	$3,705	$(567)	$3,138
Cleared derivatives	270	347,763	348,033	—	348,033
Total derivative assets	127,094	224,644	351,738	(567)	351,171
Securities purchased under agreements to resell	4,400,000	—	4,400,000	(4,400,000)	—
TOTAL	$4,527,094	$224,644	$4,751,738	$(4,400,567)	$351,171

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2025 and December 31, 2024 (in thousands):

Table 9.3

06/30/2025
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$157,844	$(155,437)	$2,407	$(1)	$2,406
Cleared derivatives	18,780	(18,780)	—	—	—
Total derivative liabilities	176,624	(174,217)	2,407	(1)	2,406
TOTAL	$176,624	$(174,217)	$2,407	$(1)	$2,406

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

Table 10.1

	06/30/2025		12/31/2024
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$867,559	$4,035,916	$835,212	$3,777,209
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.6%
Total regulatory capital	$3,200,491	$4,282,461	$3,036,039	$4,242,916
Leverage capital ratio	5.0%	7.9%	5.0%	8.1%
Leverage capital	$4,000,613	$6,300,419	$3,795,049	$6,131,521

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and six months ended June 30, 2025 and 2024 (in thousands):

Table 10.2

	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Balance, beginning of period	$3,124	$205	$3,225	$247
Capital stock subject to mandatory redemption reclassified from equity during the period	278,277	77,949	339,742	232,442
Redemption or repurchase of mandatorily redeemable capital stock during the period	(275,384)	(74,762)	(337,012)	(229,299)
Stock dividend classified as mandatorily redeemable capital stock during the period	64	50	126	52
Balance, end of period	$6,081	$3,442	$6,081	$3,442

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2025, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended June 30, 2025 and 2024 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2024	$(94,752)	$(27)	$(94,779)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(19,131)		(19,131)
Impact of settlements - defined benefit pension plan		169	169
Net current period other comprehensive income (loss)	(19,131)	169	(18,962)
Balance at June 30, 2024	$(113,883)	$142	$(113,741)

Balance at March 31, 2025	$(124,630)	$159	$(124,471)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(56,618)		(56,618)
Impact of settlements - defined benefit pension plan		(62)	(62)
Net current period other comprehensive income (loss)	(56,618)	(62)	(56,680)
Balance at June 30, 2025	$(181,248)	$97	$(181,151)

Table 11.2 summarizes the changes in AOCI for the six months ended June 30, 2025 and 2024 (in thousands):

Table 11.2

	Six Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2023	$(118,944)	$(27)	$(118,971)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	5,061		5,061
Impact of settlements - defined benefit pension plan		169	169
Net current period other comprehensive income (loss)	5,061	169	5,230
Balance at June 30, 2024	(113,883)	142	(113,741)

Balance at December 31, 2024	$(140,105)	$143	$(139,962)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(41,143)		(41,143)
Impact of settlements - defined benefit pension plan		(46)	(46)
Net current period other comprehensive income (loss)	(41,143)	(46)	(41,189)
Balance at June 30, 2025	$(181,248)	$97	$(181,151)

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2025 and December 31, 2024. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and six months ended June 30, 2025 and 2024.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of June 30, 2025 and December 31, 2024. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of June 30, 2025 and December 31, 2024 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	06/30/2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,078	$25,078	$25,078	$—	$—	$—
Interest-bearing deposits	2,287,805	2,287,805	—	2,287,805	—	—
Securities purchased under agreements to resell	4,400,000	4,400,000	—	4,400,000	—	—
Federal funds sold	3,906,000	3,906,000	—	3,906,000	—	—
Trading securities	153,520	153,520	—	153,520	—	—
Available-for-sale securities	14,118,577	14,118,577	—	14,070,339	48,238	—
Held-to-maturity securities	203,895	202,124	—	172,746	29,378	—
Advances	45,040,514	45,075,357	—	45,075,357	—	—
Mortgage loans held for portfolio, net of allowance	9,180,578	8,405,889	—	8,399,747	6,142	—
Accrued interest receivable	262,750	262,750	—	262,750	—	—
Derivative assets	351,738	351,738	—	127,094	—	224,644
Liabilities:
Deposits	1,035,255	1,035,254	—	1,035,254	—	—
Consolidated obligation discount notes	9,530,052	9,529,409	—	9,529,409	—	—
Consolidated obligation bonds	64,732,483	64,073,019	—	64,073,019	—	—
Mandatorily redeemable capital stock	6,081	6,081	6,081	—	—	—
Accrued interest payable	437,246	437,246	—	437,246	—	—
Derivative liabilities	2,407	2,407	—	176,624	—	(174,217)
Other Asset (Liability):
Industrial revenue bonds	35,000	33,803	—	33,803	—	—
Financing obligation payable	(35,000)	(33,803)	—	(33,803)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2025 and December 31, 2024 (in thousands).

Table 12.3

	06/30/2025
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE MBS	$153,520	$—	$153,520	$—	$—
Total trading securities	153,520	—	153,520	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,301,912	—	3,301,912	—	—
U.S. obligation MBS	67,487	—	67,487	—	—
GSE MBS	10,700,940	—	10,700,940	—	—
State or local housing agency obligations	48,238	—	—	48,238	—
Total available-for-sale securities	14,118,577	—	14,070,339	48,238	—
Derivative assets:
Interest-rate related	351,171	—	126,527	—	224,644
Mortgage delivery commitments	567	—	567	—	—
Total derivative assets	351,738	—	127,094	—	224,644
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$14,623,835	$—	$14,350,953	$48,238	$224,644

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,406	$—	$176,623	$—	$(174,217)
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	2,407	—	176,624	—	(174,217)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,407	$—	$176,624	$—	$(174,217)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$6,214	$—	$—	$6,214	$—
Real estate owned	72	—	—	72	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$6,286	$—	$—	$6,286	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the six months ended June 30, 2025 and still outstanding as of June 30, 2025.

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

Level 3 Disclosure for Assets Measured at Fair Value on a Recurring Basis: Table 12.5 presents a rollforward of assets and liabilities measured at fair value on a recurring basis and classified as Level 3 during the three and six months ended June 30, 2025 and 2024 (in thousands).

Table 12.5

Available-for-sale securities - State or local housing agency obligations	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Balance, beginning of the period	$48,719	$—	$24,179	$—
Included in net unrealized gains (losses) on available-for-sale securities in OCI	(481)	—	314	—
Purchases	—	—	23,860	—
Settlements	—	—	(115)	—
Balance, end of the period	$48,238	$—	$48,238	$—
Total amount of unrealized gains (losses) for the period included in OCI relating to assets held at period end	$28	$—	$28	$—

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,157,680,910,000 and $1,122,389,398,000 as of June 30, 2025 and December 31, 2024, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at June 30, 2025 and December 31, 2024 (in thousands). No allowance for credit losses was recorded on these commitments at June 30, 2025 and December 31, 2024.

Table 13.1

	06/30/2025			12/31/2024
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$6,505,851	$36,479	$6,542,330	$7,531,038	$11,772	$7,542,810
Advance commitments outstanding	3,069	2,597	5,666	3,615	5,115	8,730
Principal commitments for standby bond purchase agreements	199,210	873,680	1,072,890	193,815	812,050	1,005,865
Commitments to fund or purchase mortgage loans	86,851	—	86,851	34,524	—	34,524
Commitments to issue consolidated bonds, at par	3,595,000	—	3,595,000	250,000	—	250,000
Commitments to issue consolidated discount notes, at par	—	—	—	200,000	—	200,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2029. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,577,000 and $2,571,000 as of June 30, 2025 and December 31, 2024, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2029, though some are renewable at the option of FHLBank. As of June 30, 2025 and December 31, 2024, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the six months ended June 30, 2025 and 2024.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative balances of $566,000 and $(43,000) as of June 30, 2025 and December 31, 2024, respectively.

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

NOTE 14 – TRANSACTIONS WITH STOCKHOLDERS

FHLBank is a cooperative whose members own most of the capital stock of FHLBank and generally receive dividends on their investments. As noted above, certain former members that still have outstanding transactions are required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. Nearly all outstanding advances are with current members, and the majority of outstanding mortgage loans held for portfolio were purchased from current or former members. FHLBank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 14.1

06/30/2025
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$539,105	23.0%	539,605	20.8%
TOTAL		$500	0.2%	$539,105	23.0%	$539,605	20.8%

Table 14.2

12/31/2024
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$23,043	5.0%	$473,097	21.8%	496,140	18.8%
BOKF, N.A.	OK	190,087	40.8	137,990	6.4	328,077	12.5
TOTAL		$213,130	45.8%	$611,087	28.2%	$824,217	31.3%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2025 and December 31, 2024 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	06/30/2025		12/31/2024		06/30/2025		12/31/2024
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$11,700,000	26.0%	$10,125,000	24.2%	$4,082	0.4%	$9,002	0.9%
BOKF, N.A.			3,000,000	7.2			72,761	7.4
TOTAL	$11,700,000	26.0%	$13,125,000	31.4%	$4,082	0.4%	$81,763	8.3%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2025 and 2024. BOKF, N.A. sold $12,143,000 and 20,941,000 mortgage loans into the MPF Program during the three and six months ended June 30, 2024, respectively.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of June 30, 2025 and December 31, 2024 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	06/30/2025		12/31/2024
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$4,376,105	9.7%	$3,279,439	7.8%

Deposits	$64,767	6.3%	$103,672	10.5%

Class A Common Stock	$5,729	2.3%	$193,830	41.6%
Class B Common Stock	235,263	10.0	154,135	7.1
TOTAL CAPITAL STOCK	$240,992	9.3%	$347,965	13.2%

Table 14.5 presents mortgage loans acquired during the three and six months ended June 30, 2025 and 2024 for members that had an officer or director serving on FHLBank’s board of directors in 2025 or 2024 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Six Months Ended
	06/30/2025		06/30/2024		06/30/2025		06/30/2024
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$25,310	6.1%	$19,738	4.0%	$54,099	7.9%	$34,984	4.6%

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2025	03/31/2025	12/31/2024	09/30/2024	06/30/2024
Statement of Condition (as of period end):
Total assets	$80,012,268	$74,721,503	$75,900,980	$79,204,538	$79,755,037
Short-term liquidity investments[1]	10,593,805	9,288,627	10,867,423	11,319,473	10,556,648
Investment securities	14,475,992	14,266,884	13,717,408	13,883,515	13,558,692
Advances	45,040,514	41,440,764	41,652,081	44,354,896	46,219,747
Mortgage loans, net	9,180,578	9,016,747	8,949,433	8,882,033	8,719,897
Total liabilities	75,917,039	70,668,605	71,801,251	75,132,715	75,620,328
Deposits	1,035,255	1,002,036	989,021	885,987	817,072
Consolidated obligations, net[2]	74,262,535	69,075,542	70,281,553	73,713,141	74,268,969
Total capital	4,095,229	4,052,898	4,099,729	4,071,823	4,134,709
Capital stock	2,587,064	2,525,475	2,631,605	2,625,281	2,735,999
Retained earnings	1,689,316	1,651,894	1,608,086	1,554,936	1,512,451
Statement of Income (for the quarterly period ended):
Net interest income	139,516	132,727	150,809	135,311	137,958
Other income (loss)	2,816	3,520	10,406	3,557	9,261
Voluntary housing and community investment program contributions[3]	10,965	1,045	11,859	720	3,919
Other expenses	25,255	24,763	28,392	25,883	23,976
Income before assessments	105,360	110,331	121,459	112,343	120,187
Affordable Housing Program (AHP) assessments	10,543	11,039	12,152	11,241	12,024
Net income	94,817	99,292	109,307	101,102	108,163
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Total average interest-earning assets	81,282,584	77,807,034	77,464,534	80,027,544	77,534,775
Average advances	47,245,357	44,182,977	43,847,453	46,324,602	45,303,516
Total average interest-bearing liabilities	76,489,318	73,169,661	72,810,667	75,443,281	72,854,962
Dividends paid	57,395	55,484	56,157	58,617	57,489
Weighted average dividend rate[4]	8.59%	8.81%	8.84%	8.90%	8.79%
Dividend payout ratio[5]	60.53%	55.88%	51.37%	57.98%	53.15%
Return on average equity	9.03%	9.86%	10.83%	9.87%	10.76%
Return on average assets	0.47%	0.52%	0.56%	0.50%	0.56%
Average equity to average assets	5.16%	5.23%	5.17%	5.07%	5.19%
Net interest margin[6]	0.69%	0.69%	0.77%	0.67%	0.72%
Total capital ratio[7]	5.12%	5.42%	5.40%	5.14%	5.18%
Regulatory capital ratio[8]	5.35%	5.59%	5.59%	5.28%	5.33%

1    Includes interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
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

Second Quarter 2025 Financial Highlights:
•Total assets: Total assets were $80.0 billion as of June 30, 2025, an increase of $4.1 billion, or 5.4 percent, from $75.9 billion as of December 31, 2024. The increase in total assets was primarily driven by a $3.3 billion increase in advances and a $0.8 billion increase in long-term investments. The average balance of interest-earning assets increased $3.8 billion for the quarter ended June 30, 2025 compared to the quarter ended December 31, 2024. The average balance of interest-earning assets increased $3.7 billion between the quarter ended June 30, 2025 and the quarter ended June 30, 2024, driven by a $1.9 billion increase in the average balance of advances, a $1.3 billion increase in the average balance of short- and long-term investments, and a $0.5 billion increase in the average balance of mortgage loans.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the Federal Housing Finance Agency (FHFA) under its core mission achievement (CMA) guidance, is calculated as year-to-date averages of advances and mortgage loans to consolidated obligations (less certain U.S. Treasury securities). As of June 30, 2025, our Primary Mission Asset ratio was 78 percent, which was unchanged from December 31, 2024.
•Advances: Advances were $45.0 billion at June 30, 2025, an increase of $3.3 billion, or 8.1 percent, compared to $41.7 billion at December 31, 2024 primarily as a result of increased utilization among large members. Advances represented 56.3 percent of total assets as of June 30, 2025, compared to 54.9 percent as of December 31, 2024. The average balance of advances increased $1.9 billion, or 4.3 percent, to $47.2 billion for the quarter ended June 30, 2025 compared to $45.3 billion for the quarter ended . During the first half of 2025, the majority of the advance portfolio growth was in adjustable-rate advances.
•Mortgage loans: Mortgage loans were $9.2 billion at June 30, 2025, an increase of $0.3 billion, or 2.6 percent, compared to $8.9 billion at December 31, 2024. Mortgage loans represented 11.5 percent of total assets at June 30, 2025, compared to 11.8 percent at December 31, 2024. The average balance of mortgage loans increased $0.5 billion, or 5.8 percent, for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. Originations at interest rates higher than the weighted average rate of the existing portfolio continue to have a positive impact on interest income.
•Net interest income/margin: Net interest income was $139.5 million for the quarter ended June 30, 2025, an increase of $1.5 million, or 1.1 percent, compared to $138.0 million for the quarter ended June 30, 2024. The increase in net interest income was due to an increase in interest-earning assets. Net interest margin decreased three basis points, from 0.72 percent for the quarter ended June 30, 2024 to 0.69 percent for the quarter ended June 30, 2025. Net interest spread increased three basis points to 0.44 percent for the quarter ended June 30, 2025 compared to 0.41 percent for the quarter ended June 30, 2024. The decrease in net interest margin was due to an increase in the average balance of lower-spread assets.
•Performance ratios: Return on average equity decreased to 9.0 percent for the quarter ended June 30, 2025 compared to 10.8 percent for the quarter ended June 30, 2024. The decrease was due to the decrease in net income combined with an increase in capital stock.
•Dividends: The Class A Common Stock dividend rate of 4.25 percent per annum and the Class B Common Stock dividend rate of 9.25 percent per annum combined for a weighted average dividend rate for the quarter ended June 30, 2025 of 8.6 percent.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2025	06/30/2024	06/30/2025	06/30/2024	06/30/2025	12/31/2024
Market Instrument	Three-month	Three-month	Six-month	Six-month	Ending	Ending
	Average	Average	Average	Average	Rate	Rate
Secured Overnight Financing Rate (SOFR)[1]	4.32%	5.32%	4.33%	5.32%	4.45%	4.49%
Federal funds effective rate[1]	4.33	5.33	4.33	5.33	4.33	4.33
Federal Reserve interest rate on reserve balances[1]	4.40	5.40	4.40	5.40	4.40	4.40
3-month U.S. Treasury bill[1]	4.32	5.39	4.31	5.39	4.30	4.32
2-year U.S. Treasury note[1]	3.87	4.84	4.01	4.66	3.72	4.24
5-year U.S. Treasury note[1]	3.97	4.46	4.11	4.29	3.80	4.38
10-year U.S. Treasury note[1]	4.36	4.45	4.41	4.30	4.23	4.57
30-year residential mortgage note rate[1,2]	6.86	7.08	6.87	6.98	6.79	6.97

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed-rate mortgage contract rate.

The Federal Open Market Committee (FOMC) of the Federal Reserve held rates steady during the first half of 2025, amid expectations of higher inflation and a reduction in gross domestic product. The FOMC indicated that uncertainty around the economic outlook and trade policy has diminished but remains elevated, and that additional adjustments to the target range for the Federal funds rate will depend on incoming data, the evolving outlook, and the balance of risks associated with adjustments to interest rates. The FOMC continues to reduce holdings of Treasury securities and agency debt and agency MBS.

We issue debt at a spread relative to U.S. Treasury security yields. As a result, the costs of issuing consolidated obligations and making advances are sensitive to interest rates. The cost of issuing short-term debt has declined with the decrease in market rates, and the continued high demand for short-term Agency debt has kept this spread to the comparable U.S. Treasury security relatively narrow. In May 2025, Moody’s Ratings (Moody’s) downgraded the long-term credit rating of the U.S. The downgrade was primarily due to concerns about the growing U.S. national debt and the increasing cost of servicing it. In turn, FHLBank’s rating was also downgraded from Aaa to Aa1, with outlook changing from negative to stable. As discussed in our annual report on Form 10-K, rating agency actions could result in disruptions in the capital markets and increase cost of funds, which could have an adverse impact on our cost of funding, letters of credit, standby bond purchase agreements, and overall liquidity. The downgrade by Moody’s did not impact any current obligations of FHLBank or our members, nor did it have a material impact on our cost of funding, access to liquidity, financial condition or results of operations.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2025.

Results of Operations
Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components		Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2025 vs. 06/30/2024		06/30/2025 vs. 06/30/2024
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(111,785)	(10.6)%	$(216,960)	(10.6)%
Total interest expense	(113,343)	(12.4)	(215,104)	(12.1)
Net interest income	1,558	1.1	(1,856)	(0.7)
Provision (reversal) for credit losses on mortgage loans	1,615	187.1	1,923	180.9
Net interest income after mortgage loan loss provision	(57)	—	(3,779)	(1.4)
Net gains (losses) on trading securities	(2,110)	(53.6)	(1,362)	(23.8)
Net gains (losses) on derivatives	(4,184)	(249.3)	(15,230)	(149.2)
Other non-interest income	(151)	(4.1)	(249)	(3.4)
Total other income (loss)	(6,445)	(69.6)	(16,841)	(72.7)
Operating expenses	(242)	(3.4)	476	3.5
Other non-interest expenses	8,567	41.0	10,234	27.1
Total other expenses	8,325	29.8	10,710	20.9
AHP assessments	(1,481)	(12.3)	(3,126)	(12.7)
NET INCOME	$(13,346)	(12.3)%	$(28,204)	(12.7)%

Net income decreased $13.4 million, or 12.3 percent, to $94.8 million for the three months ended June 30, 2025 compared to $108.2 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, net income decreased $28.2 million, or 12.7 percent, to $194.1 million compared to $222.3 million for the same period in the prior year. The decrease in net income for the current quarterly and year-to-date periods was primarily driven by fair value fluctuations on economic hedges caused by changes in interest rates between periods and an increase in expenses primarily due to voluntary contributions to housing and community investment programs. See “Net Interest Income and Net Interest Margin,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $1.5 million for the quarter, or 1.1 percent, from $138.0 million for the three months ended June 30, 2024 to $139.5 million for the three months ended June 30, 2025. For the six months ended June 30, 2025, net interest income decreased $1.9 million, or 0.7 percent, to $272.2 million compared to $274.1 million for the six months ended June 30, 2024. Balance sheet composition, market interest rates and trends, and net interest spread affect net interest income and net interest margin on interest-earning assets, including advances, mortgage loans, and investments. The increase in net interest income for the three months ended June 30, 2025 was driven primarily by an increase in the average balance of interest-earning assets. The average balance of interest-earning assets also increased for the six-month period ended June 30, 2025, but net interest income decreased for the period due to increases in the average balances of lower-spread assets, combined with the impact of lower short-term interest rates on fair value hedges. Members shifted from higher- to lower-spread advance products and the average balance of liquidity holdings increased at lower spreads than in the prior year, resulting in a decrease in net interest margin of three basis points for the current quarter, from 0.72 percent for the quarter ended June 30, 2024 to 0.69 percent for the quarter ended June 30, 2025. Net interest margin decreased by four basis points, from 0.73 percent for the six months ended June 30, 2024 to 0.69 percent for the six months ended June 30, 2025. Net interest spread increased between periods, from 0.41 percent for the quarter ended June 30, 2024 to 0.44 percent for the quarter ended June 30, 2025 and from 0.42 percent for the six months ended June 30, 2024 to 0.44 percent for the six months ended June 30, 2025. The increase in net interest spread was due to the improvements in funding spreads driven by increased demand for FHLBank debt in response to the reduction in issuance of Treasury obligations resulting from debt ceiling limitations.

The average balance of advances increased for both the three- and six-month periods ended June 30, 2025 compared to the prior year periods, while yields decreased over the same period. The interest rate spread on advances also declined, attributed to a shift from short-term fixed-rate advances to adjustable-rate advances, which generally have lower spreads. The average balance of short and long-term investments increased for both the quarter and six-months ended June 30, 2025 compared to the prior year periods, with a decrease in yields and spreads resulting from the decline in short-term interest rates between periods. For further discussion of advances, investments, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. The decrease in net interest income resulting from fair value hedging was driven by the impact of swap index rate decreases on fair values and net interest settlements between the comparative periods. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 06/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(645)	$9,087	$—	$(74)	$(125)	$8,243
Net amortization/accretion of hedging activities	893	—	219	—	101	1,213
Net interest received (paid)	41,976	34,535	—	(825)	(29,262)	46,424
Price alignment amount[1]	(1,099)	(1,731)	—	12	(13)	(2,831)
TOTAL	$41,125	$41,891	$219	$(887)	$(29,299)	$53,049

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 5

	Three Months Ended 06/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$87	$9,311	$—	$667	$118	$10,183
Net amortization/accretion of hedging activities	834	—	179	—	97	1,110
Net interest received (paid)	78,591	52,258	—	(2,730)	(72,725)	55,394
Price alignment amount[1]	(4,884)	(5,139)	—	94	46	(9,883)
TOTAL	$74,628	$56,430	$179	$(1,969)	$(72,464)	$56,804

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 6

	Six Months Ended 06/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,882)	$18,613	$—	$(190)	$(199)	$16,342
Net amortization/accretion of hedging activities	1,791	—	398	—	199	2,388
Net interest received (paid)	83,045	68,037	—	(183)	(59,937)	90,962
Price alignment amount[1]	(3,252)	(4,664)	—	20	(106)	(8,002)
TOTAL	$79,702	$81,986	$398	$(353)	$(60,043)	$101,690

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 7

	Six Months Ended 06/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,305	$20,410	$—	$1,243	$1,772	$24,730
Net amortization/accretion of hedging activities	1,655	—	321	—	193	2,169
Net interest received (paid)	158,499	103,013	—	(5,705)	(152,002)	103,805
Price alignment amount[1]	(8,980)	(9,559)	—	152	129	(18,258)
TOTAL	$152,479	$113,864	$321	$(4,310)	$(149,908)	$112,446

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	06/30/2025			06/30/2024
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,798,759	$30,451	4.36%	$2,849,201	$38,243	5.40%
Securities purchased under agreements to resell	3,173,791	34,985	4.42	2,961,374	40,123	5.45
Federal funds sold	4,503,978	49,410	4.40	4,218,769	56,945	5.43
Investment securities[1,2]	14,410,788	185,610	5.17	13,555,518	203,890	6.05
Advances[1,2]	47,245,357	548,614	4.66	45,303,516	634,504	5.63
Mortgage loans[3,4]	9,114,911	91,191	4.01	8,611,177	78,337	3.66
Other interest-earning assets	35,000	175	2.01	35,220	179	2.03
Total earning assets	81,282,584	940,436	4.64	77,534,775	1,052,221	5.46
Other non-interest-earning assets	258,683			290,933
Total assets	$81,541,267			$77,825,708

Interest-bearing liabilities:
Deposits	$891,450	$9,093	4.09%	$793,332	$10,146	5.14%
Consolidated obligations[1]:
Discount Notes	10,627,770	114,114	4.31	17,685,703	233,774	5.32
Bonds	64,925,035	677,333	4.18	54,332,298	669,999	4.96
Other borrowings	45,063	380	3.38	43,629	344	3.17
Total interest-bearing liabilities	76,489,318	800,920	4.20	72,854,962	914,263	5.05
Capital and other non-interest-bearing funds	5,051,949			4,970,746
Total funding	$81,541,267			$77,825,708

Net interest income and net interest spread[5]		$139,516	0.44%		$137,958	0.41%

Net interest margin[6]			0.69%			0.72%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $1.9 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively.
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

Table 9

	Three Months Ended
	06/30/2025 vs. 06/30/2024
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(666)	$(7,126)	$(7,792)
Securities purchased under agreements to resell	2,729	(7,867)	(5,138)
Federal funds sold	3,659	(11,194)	(7,535)
Investment securities	12,300	(30,580)	(18,280)
Advances	26,265	(112,155)	(85,890)
Mortgage loans	4,752	8,102	12,854
Other assets	(1)	(3)	(4)
Total interest-earning assets	49,038	(160,823)	(111,785)
Interest Expense[3]:
Deposits	1,158	(2,211)	(1,053)
Consolidated obligations:
Discount notes	(81,384)	(38,276)	(119,660)
Bonds	119,386	(112,052)	7,334
Other borrowings	12	24	36
Total interest-bearing liabilities	39,172	(152,515)	(113,343)
Change in net interest income	$9,866	$(8,308)	$1,558

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Six Months Ended
	06/30/2025			06/30/2024
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,776,728	$60,117	4.37%	$2,765,842	$74,244	5.40%
Securities purchased under agreements to resell	3,073,967	67,422	4.42	2,970,495	80,366	5.44
Federal funds sold	4,602,442	100,404	4.40	4,114,582	111,068	5.43
Investment securities[1,2]	14,293,301	367,831	5.19	13,433,226	404,175	6.05
Advances[1,2]	45,722,627	1,056,702	4.66	43,827,139	1,226,491	5.63
Mortgage loans[3,4]	9,048,965	179,697	4.00	8,504,308	152,813	3.61
Other interest-earning assets	36,380	380	2.11	35,220	356	2.03
Total earning assets	79,554,410	1,832,553	4.64	75,650,812	2,049,513	5.45
Other non-interest-earning assets	247,635			253,907
Total assets	$79,802,045			$75,904,719

Interest-bearing liabilities:
Deposits	$879,696	17,898	4.10	$777,366	19,876	5.14
Consolidated obligations[1]:
Discount Notes	10,712,273	231,289	4.35	17,421,905	461,315	5.33
Bonds	63,201,286	1,310,351	4.18	52,787,438	1,293,539	4.93
Other borrowings	45,405	772	3.42	43,897	684	3.13
Total interest-bearing liabilities	74,838,660	1,560,310	4.20	71,030,606	1,775,414	5.03
Capital and other non-interest-bearing funds	4,963,385			4,874,113
Total funding	$79,802,045			$75,904,719

Net interest income and net interest spread[5]		$272,243	0.44%		$274,099	0.42%

Net interest margin[6]			0.69%			0.73%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $3.8 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively.
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

Table 11

	Six Months Ended
	06/30/2025 vs. 06/30/2024
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$291	$(14,418)	$(14,127)
Securities purchased under agreements to resell	2,718	(15,662)	(12,944)
Federal funds sold	12,204	(22,868)	(10,664)
Investment securities	24,729	(61,073)	(36,344)
Advances	51,207	(220,996)	(169,789)
Mortgage loans	10,176	16,708	26,884
Other assets	12	12	24
Total earning assets	101,337	(318,297)	(216,960)
Interest Expense[3]:
Deposits	2,407	(4,385)	(1,978)
Consolidated obligations:
Discount notes	(155,494)	(74,532)	(230,026)
Bonds	233,123	(216,311)	16,812
Other borrowings	24	64	88
Total interest-bearing liabilities	80,060	(295,164)	(215,104)
Change in net interest income	$21,277	$(23,133)	$(1,856)

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 06/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(1,005)	$(1,737)	$—	$(185)	$(299)	$(1,141)	$(4,367)
Mortgage delivery commitments	—	—	69	—	—	—	69
Economic hedges – net interest received (paid)	614	1,604	—	(266)	(159)	9	1,802
Price alignment amount[1]	(14)	1	—	3	1	(1)	(10)
Net gains (losses) on derivatives	(405)	(132)	69	(448)	(457)	(1,133)	(2,506)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	1,867	—	—	—		1,867
TOTAL	$(405)	$1,735	$69	$(448)	$(457)	$(1,133)	$(639)

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 13

	Three Months Ended 06/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$—	$(6,242)	$—	$(68)	$—	$(6,310)
Mortgage delivery commitments	—	—	(177)	—	—	(177)
Economic hedges – net interest received (paid)	1,155	7,727	—	(600)	—	8,282
Price alignment amount[1]	(80)	(45)	—	8	—	(117)
Net gains (losses) on derivatives	1,075	1,440	(177)	(660)	—	1,678
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	3,947	—	—	—	3,947
TOTAL	$1,075	$5,387	$(177)	$(660)	$—	$5,625

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 14

	Six Months Ended 06/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(2,666)	$(4,421)	$—	$(1,602)	$272	$(2,831)	$(11,248)
Mortgage delivery commitments	—	—	817	—	—	—	817
Economic hedges – net interest received (paid)	1,190	3,957	—	698	(367)	1	5,479
Price alignment amount[1]	(43)	(1)	—	4	(32)	—	(72)
Net gains (losses) on derivatives	(1,519)	(465)	817	(900)	(127)	(2,830)	(5,024)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	4,374	—	—	—	—	4,374
TOTAL	$(1,519)	$3,909	$817	$(900)	$(127)	$(2,830)	$(650)

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 15

	Six Months Ended 06/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,545	$(8,000)	$—	$(685)	$—	$(6,140)
Mortgage delivery commitments	—	—	(232)	—	—	(232)
Economic hedges – net interest received (paid)	2,318	15,350	—	(848)	—	16,820
Price alignment amount[1]	(142)	(110)	—	10	—	(242)
Net gains (losses) on derivatives	4,721	7,240	(232)	(1,523)	—	10,206
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	5,672	—	—	—	5,672
TOTAL	$4,721	$12,912	$(232)	$(1,523)	$—	$15,878

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

The change between both the current three- and six-month periods compared to the prior year periods was attributed to fair value fluctuations and a decrease in net interest settlements during the current periods resulting from changes in the level of swap index rates.

Tables 16 and 17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	06/30/2025			06/30/2024
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
GSE debentures	$(87)	$54	$(33)	$(2,035)	$1,703	$(332)
GSE MBS	(1,650)	1,813	163	(3,015)	2,244	(771)
TOTAL	$(1,737)	$1,867	$130	$(5,050)	$3,947	$(1,103)

Table 17

	Six Months Ended
	06/30/2025			06/30/2024
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
GSE debentures	$(179)	$116	$(63)	$(3,664)	$3,006	$(658)
GSE MBS	(4,242)	4,258	16	(2,540)	2,666	126
TOTAL	$(4,421)	$4,374	$(47)	$(6,204)	$5,672	$(532)

For additional detail regarding gains and losses on trading securities, see Table 18 and related discussion below.

See Tables 36 and 37 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed-rate multifamily GSE MBS, with a small percentage of fixed-rate GSE debentures and variable-rate single-family GSE MBS. Periodically, we also invest in short-term securities and U.S. Treasury obligations classified as trading. In general, the fixed-rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed-rate securities and the related economic hedges. The fair values of the fixed-rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads and are swapped on an economic basis to SOFR. The fair values of the fixed-rate GSE debentures are sensitive to changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to SOFR.

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

Table 18

	Three Months Ended		Six Months Ended
	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(40)	$(9)	$(8)	$57
Total trading securities not hedged	(40)	(9)	(8)	57
Trading securities hedged on an economic basis with derivatives:
GSE debentures	55	1,703	116	3,006
GSE MBS	1,813	2,244	4,259	2,666
Total trading securities hedged on an economic basis with derivatives	1,868	3,947	4,375	5,672
TOTAL	$1,828	$3,938	$4,367	$5,729

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

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $8.3 million and $10.7 million for the three and six months ended June 30, 2025, respectively. The increases are primarily due to increases in voluntary contributions in accordance with the planned increase in the annual amount committed to voluntary programs. FHLBank voluntarily committed at least $26.5 million, or five percent of its 2024 net income before assessments, to voluntary programs in 2025 compared to $16.5 million contributed for the prior year. These voluntary contributions are in addition to the statutory AHP assessments under the Bank Act required to fund affordable housing initiatives. Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded, which does not occur ratably throughout the year.

Financial Condition
Overall: Table 19 presents the percentage concentration of the major components of our Statements of Condition:

Table 19

	Component Concentration
	06/30/2025	12/31/2024
Assets:
Cash and due from banks	—%	—%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	13.3	14.3
Investment securities	18.1	18.1
Advances	56.3	54.9
Mortgage loans, net	11.5	11.8
Other assets	0.8	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.4%	1.4%
Consolidated obligation discount notes, net	11.9	19.0
Consolidated obligation bonds, net	80.9	73.6
Other liabilities	0.7	0.6
Total liabilities	94.9	94.6

Capital:
Capital stock outstanding	3.2	3.5
Retained earnings	2.1	2.1
Accumulated other comprehensive income (loss)	(0.2)	(0.2)
Total capital	5.1	5.4
Total liabilities and capital	100.0%	100.0%

Table 20 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 20

	Increase (Decrease) in Components
	06/30/2025 vs. 12/31/2024
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(497)	(1.9)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(273,618)	(2.5)
Investment securities	758,584	5.5
Advances	3,388,433	8.1
Mortgage loans, net	231,145	2.6
Other assets	7,241	1.1
Total assets	$4,111,288	5.4%

Liabilities:
Deposits	$46,234	4.7%
Consolidated obligation discount notes, net	(4,886,995)	(33.9)
Consolidated obligation bonds, net	8,867,977	15.9
Other liabilities	88,572	16.7
Total liabilities	4,115,788	5.7

Capital:
Capital stock outstanding	(44,541)	(1.7)
Retained earnings	81,230	5.1
Accumulated other comprehensive income (loss)	(41,189)	29.4
Total capital	(4,500)	(0.1)
Total liabilities and capital	$4,111,288	5.4%

Total assets increased $4.1 billion between periods, from $75.9 billion at December 31, 2024 to $80.0 billion at June 30, 2025, driven by the $3.4 billion increase in advances and the $0.8 billion increase in long-term investments between periods, partially offset by a $0.3 billion decrease in short-term liquidity investments. Asset composition remained relatively consistent from the end of 2024 through the first half of 2025, with advances continuing to comprise the largest asset on the balance sheet, increasing from 54.9 percent of total assets at December 31, 2024 to 56.3 percent at June 30, 2025. Total liabilities increased $4.1 billion from December 31, 2024 to June 30, 2025, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 79.5 percent and 20.5 percent of total consolidated obligations, respectively, at December 31, 2024 compared to 87.2 percent and 12.8 percent at June 30, 2025. This composition shift is mostly due to increases in swapped fixed-rate callable bonds and short-term variable-rate bonds, and a decrease in discount notes. Total capital decreased $4.5 million, or 0.1 percent, from December 31, 2024 to June 30, 2025 primarily due to a decrease in excess capital stock (see Table 32) and fair value losses on available-for-sale securities due to the decline in interest rates, partially offset by an increase in retained earnings in excess of dividends paid.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2025 and December 31, 2024. Advance par value increased by $3.2 billion, or 7.6 percent, from $41.9 billion at December 31, 2024 to $45.1 billion at June 30, 2025 (see Table 21). Advance demand has remained strong among FHLBank membership, especially among large depository institutions and insurance companies. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; overnight line of credit, adjustable-rate advances, and short-term fixed-rate advances were 60.9 percent of the portfolio at June 30, 2025 compared to 58.4 percent as of December 31, 2024. This increase is attributed primarily to growth of $2.7 billion, or 22.0 percent, in regular adjustable-rate advances and $0.4 billion, or 4.8 percent, in overnight line of credit advances.

We elect to swap a significant portion of fixed-rate advances with longer maturities to short-term indices to synthetically create adjustable-rate advances to manage interest rate risk. When coupled with the volume of our short-term fixed-rate and adjustable-rate advances, advances that effectively reprice at least every three months represented 97.5 percent and 95.9 percent of our total advance portfolio as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, 60.5 percent and 62.8 percent, respectively, of our members carried outstanding advance balances. Advance balances may be impacted by monetary policy changes intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Table 21 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified between periods (e.g., from fixed-rate callable advance to regular fixed-rate advance) due to the occurrence of a triggering event such as the passing of a call date.

Table 21

	06/30/2025		12/31/2024
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$9,249,351	20.5%	$8,829,398	21.1%
Adjustable-rate:
Standard advance products:
Regular adjustable-rate advances	14,555,300	32.3	11,931,497	28.5
adjustable-rate callable advances	992,350	2.2	983,500	2.3
Standard housing and community development advances:
Adjustable-rate callable advances	19,035	—	20,535	0.1
Total adjustable-rate term advances	15,566,685	34.5	12,935,532	30.9
Fixed-rate:
Standard advance products:
Short-term fixed-rate advances[2]	2,648,001	5.9	2,658,109	6.4
Regular fixed-rate advances	12,748,702	28.3	12,944,095	30.9
Fixed-rate callable advances	48,952	0.1	48,302	0.1
Fixed-rate putable advances	3,644,900	8.1	3,095,200	7.4
Fixed-rate convertible advances	—	—	20,500	0.1
Standard housing and community development advances:
Regular fixed-rate advances	201,316	0.5	234,266	0.6
Fixed-rate callable advances	458	—	458	—
Total fixed-rate term advances	19,292,329	42.9	19,000,930	45.5
Amortizing:
Standard advance products:
Fixed-rate amortizing advances	770,507	1.7	900,980	2.2
Fixed-rate callable amortizing advances	15,634	—	16,585	—
Standard housing and community development advances:
Fixed-rate amortizing advances	164,080	0.4	179,156	0.3
Fixed-rate callable amortizing advances	13,049	—	13,111	—
Total amortizing advances	963,270	2.1	1,109,832	2.5
TOTAL PAR VALUE	$45,071,635	100.0%	$41,875,692	100.0%

1    Represents fixed-rate line of credit advances with daily maturities.
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

Table 22

Borrower Name	06/30/2025		12/31/2024
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$11,700,000	26.0%	$10,125,000	24.2%
BOKF, N.A.	4,100,000	9.1	3,000,000	7.2
United of Omaha Life Insurance Co.	2,610,050	5.8	2,747,585	6.6
First United Bank & Trust	2,179,337	4.8	2,230,000	5.3
Capitol Federal Savings Bank	2,072,152	4.6	2,164,488	5.2
TOTAL	$22,661,539	50.3%	$20,267,073	48.5%

Table 23 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands).

Table 23

	Three Months Ended
	06/30/2025		06/30/2024
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$139,208	27.4%	$140,283	25.0%
BOKF, N.A.	67,304	13.2	99,259	17.7
United of Omaha Life Insurance Co.	28,773	5.7	33,208	5.9
First United Bank & Trust	24,113	4.6	26,687	4.8
Security Life of Denver Insurance Co.	23,183	4.7	30,351	5.4
TOTAL	$282,581	55.6%	$329,788	58.8%

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

Table 24

	Six Months Ended
	06/30/2025		06/30/2024
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$264,525	27.0%	$266,545	24.8%
BOKF, N.A.	119,256	12.2	193,896	18.0
United of Omaha Life Insurance Co.	58,646	6.0	58,321	5.4
Security Life of Denver Insurance Co.	47,491	4.9	55,126	5.1
First United Bank & Trust Co.	47,276	4.8	48,696	4.5
TOTAL	$537,194	54.9%	$622,584	57.8%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us fixed-rate conventional and government residential mortgage loans.

The mortgage loan portfolio increased $0.3 billion between periods, from $8.9 billion at December 31, 2024 to $9.2 billion at June 30, 2025. As mortgage interest rates decline, we generally expect increases in prepayments and new originations of mortgage loans. When rates increase, repayments and originations typically decline. Acquisition activity continues to outpace prepayments, attributable to the elevated interest rate environment and origination activity at larger average loan amounts. Despite the increase in the portfolio, net mortgage loans as a percentage of total assets decreased 0.3 percent, from 11.8 percent as of December 31, 2024 to 11.5 percent as of June 30, 2025 due to the increase in total assets. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2025 was $0.7 billion.

As of June 30, 2025, our top five PFIs, in the aggregate, accounted for 19.9 percent of our mortgage loans held for portfolio, compared to 19.6 percent at December 31, 2024.

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

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2025 was 750 and 75.3 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $34.0 thousand from December 31, 2024 to June 30, 2025. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.0 percent and 1.1 percent of the amortized cost of total conventional loans at June 30, 2025 and December 31, 2024, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $0.5 billion from December 31, 2024 to June 30, 2025 driven by an increase in multifamily MBS securities, Federal funds sold, and municipal bonds, partially offset by decreases in securities purchased under agreements to resell.

Short-term Liquidity Investments – Short-term liquidity investments, which are used to provide funds for our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, Federal funds sold, and certificates of deposit. Fluctuations in short-term liquidity investments reflect the impact of regulatory requirements, anticipated member liquidity needs, and the timing of paydowns, maturities, and investment opportunities on liquidity management practices.

Within our portfolio of short-term liquidity investments, counterparty credit risk arises from unsecured exposures. Our short-term unsecured credit investments have maturities generally ranging between overnight and three months and may include the following types:
•Interest-bearing deposits. Unsecured deposits that earn interest.
•Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on either an overnight or term basis, but typically made on an overnight basis.
•Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer at maturity.

Table 25 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 25

	06/30/2025	12/31/2024
Interest-bearing deposits	$2,287,424	$2,142,391
Federal funds sold	3,906,000	3,575,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,193,424	$5,717,391

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. We may extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2025, all unsecured investments were rated as investment grade based on NRSROs (see Table 28).

Table 26 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2025 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 26

Domicile of Counterparty	Overnight
Domestic	$2,333,424
U.S. Branches and agency offices of foreign commercial banks:
Canada	1,180,000
Australia	1,180,000
Germany	650,000
Finland	300,000
Netherlands	250,000
Sweden	250,000
France	50,000
Total U.S. Branches and agency offices of foreign commercial banks	3,860,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,193,424

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Generally, fixed-rate U.S. Treasury obligations are classified as either trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also help satisfy regulatory liquidity requirements. We also purchase fixed-rate securities for duration and interest rate risk management.

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of June 30, 2025, the aggregate value of our MBS portfolio represented 263 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in recent periods. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of June 30, 2025 are summarized by security type in Table 27 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2024. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 27

	06/30/2025					12/31/2024
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE debentures	$—	$—	$—	$—	$—	$17,884
GSE MBS	57,079	88,250	4,737	3,454	153,520	422,079
Total trading securities	57,079	88,250	4,737	3,454	153,520	439,963
Available-for-sale securities:
U.S. Treasury obligations	1,177,703	2,124,209	—	—	3,301,912	3,237,223
U.S. obligation MBS	—	—	—	67,487	67,487	77,263
GSE MBS	231,729	2,609,705	4,970,700	2,888,806	10,700,940	9,718,954
State or local housing agency obligations	—	—	—	48,238	48,238	24,179
Total available-for-sale securities	1,409,432	4,733,914	4,970,700	3,004,531	14,118,577	13,057,619
Held-to-maturity securities:
State or local housing agency obligations	—	—	29,755	—	29,755	30,895
GSE MBS	—	25,160	1,374	147,606	174,140	188,931
Total held-to-maturity securities	—	25,160	31,129	147,606	203,895	219,826

Total securities	1,466,511	4,847,324	5,006,566	3,155,591	14,475,992	13,717,408

Interest-bearing deposits	2,287,805	—	—	—	2,287,805	2,142,423

Federal funds sold	3,906,000	—	—	—	3,906,000	3,575,000

Securities purchased under agreements to resell	4,400,000	—	—	—	4,400,000	5,150,000
TOTAL INVESTMENTS	$12,060,316	$4,847,324	$5,006,566	$3,155,591	$25,069,797	$24,584,831

Weighted average yields[1]:
Available-for-sale securities	2.55%	3.05%	4.47%	4.77%
Held-to-maturity securities	—%	3.10%	2.65%	1.71%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 28 and 29 present the carrying value of our investments by rating as of June 30, 2025 and December 31, 2024 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 28

	06/30/2025
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$488,381	$1,799,424	$—	$2,287,805

Federal funds sold[2]	—	1,730,000	2,176,000	—	3,906,000

Securities purchased under agreements to resell[3]	—	1,100,000	900,000	2,400,000	4,400,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,301,912	—	—	3,301,912
State or local housing agency obligations	77,993	—	—	—	77,993
Total non-mortgage-backed securities	77,993	3,301,912	—	—	3,379,905
Mortgage-backed securities:
U.S. obligation MBS	—	67,487	—	—	67,487
GSE MBS	—	11,028,600	—	—	11,028,600
Total mortgage-backed securities	—	11,096,087	—	—	11,096,087

TOTAL INVESTMENTS	$77,993	$17,716,380	$4,875,424	$2,400,000	$25,069,797

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $44.0 million at June 30, 2025.
2    Amounts include unsecured credit exposure with overnight maturities.
3    Amounts represent collateralized overnight borrowings.

Table 29

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

Table 30 details interest rate payment terms for the carrying value of our investment securities as of June 30, 2025 and December 31, 2024 (in thousands). We generally manage the interest rate risk associated with our fixed-rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable-rate index (see Tables 36 and 37 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 30

	06/30/2025	12/31/2024
Trading securities:
Non-mortgage-backed securities:
Fixed-rate	$—	$17,884
Non-mortgage-backed securities	—	17,884
Mortgage-backed securities:
Fixed-rate	145,329	412,977
Variable-rate	8,191	9,102
Mortgage-backed securities	153,520	422,079
Total trading securities	153,520	439,963
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed-rate	3,350,150	3,261,402
Non-mortgage-backed securities	3,350,150	3,261,402
Mortgage-backed securities:
Fixed-rate	6,422,189	4,996,621
Variable-rate	4,346,238	4,799,596
Mortgage-backed securities	10,768,427	9,796,217
Total available-for-sale securities	14,118,577	13,057,619
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable-rate	29,755	30,895
Non-mortgage-backed securities	29,755	30,895
Mortgage-backed securities:
Fixed-rate	12,845	15,915
Variable-rate	161,295	173,016
Mortgage-backed securities	174,140	188,931
Total held-to-maturity securities	203,895	219,826
TOTAL	$14,475,992	$13,717,408

Deposits: Deposits are generally an insignificant source of funding. Total deposits increased $46.2 million from December 31, 2024 to June 30, 2025 due to an increase in demand, term, and non-interest-bearing deposits, partially offset by a decrease in overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Fluctuations in deposits have little impact on our ability to obtain liquidity. Specific disclosures about deposits that exceed Federal Deposit Insurance Corporation (FDIC) limits have been omitted as deposits are not insured by the FDIC. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 31 presents the carrying value of consolidated obligation bonds and discounts notes as of June 30, 2025 and December 31, 2024 (in thousands).

Table 31

	06/30/2025	12/31/2024
Bonds:
Par value	$64,841,960	$56,060,550
Premiums	11,138	12,044
Discounts	(3,559)	(3,054)
Concession fees	(12,351)	(12,085)
Hedging adjustments	(104,705)	(192,949)
Total bonds	64,732,483	55,864,506
Discount Notes:
Par value	9,604,010	14,518,446
Discounts	(73,215)	(101,891)
Concession fees	(233)	(345)
Hedging adjustments	(510)	837
Total discount notes	9,530,052	14,417,047
TOTAL	$74,262,535	$70,281,553

Total consolidated obligations increased $4.0 billion, or 5.7 percent, from December 31, 2024 to June 30, 2025 aligning with the increase in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 79.5 percent and 20.5 percent, respectively, at December 31, 2024 compared to 87.2 percent and 12.8 percent at June 30, 2025, respectively, mostly due to increases in swapped fixed-rate callable bonds and short-term variable-rate bonds, and a decrease in discount notes. Callable bonds outstanding increased from $17.0 billion at December 31, 2024 to $23.8 billion at March 31, 2025. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we call the hedged bond. Callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or Overnight Index Swap (OIS). For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The notional amount of total derivatives outstanding increased by $0.3 billion, from $52.0 billion at December 31, 2024 to $52.3 billion at June 30, 2025, primarily due to increases in interest rate swaps hedging callable fixed-rate bonds, partially offset by decreases in interest rate swaps hedging discount notes and interest rate caps hedging duration and convexity. These changes correspond with the changes in debt composition as previously discussed. For additional information regarding the types of derivative instruments and risks hedged, see Tables 36 and 37 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk

Liquidity and Capital Resources
We maintain high levels of liquidity to achieve our mission of serving as a dependable and economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain FHFA regulations and guidelines and in accordance with policies established by management and the board of directors. Our structure as a member-owned cooperative and business model enables us to manage the levels of our assets, liabilities, and capital in response to changes in member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors.

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

During the six months ended June 30, 2025, proceeds from the issuance of bonds and discount notes (net of premiums and discounts) were $45.5 billion and $286.0 billion, respectively, compared to $35.9 billion and $276.2 billion for the six months ended June 30, 2024. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of issuing discount notes. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. During the first half of 2025, this spread narrowed due to increased demand for FHLBank debt in response to the reduction in issuance of U.S. Treasury obligations resulting from debt ceiling limitations. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our short-term liquidity portfolio consists of cash, short-term liquidity investments, and long-term investments with remaining maturities of one year or less. Short-term liquidity investments may include Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and certificates of deposit. The short-term liquidity portfolio increased between periods, from $11.9 billion as of December 31, 2024 to $12.1 billion as of June 30, 2025. The maturities of our short-term liquidity investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are classified as trading securities for liquidity support.

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

During the six months ended June 30, 2025, advance disbursements totaled $129.5 billion compared to $141.9 billion for the prior year period which reflects a decrease in short-term advance utilization compared to the prior year period. Periods with high short-term advance utilization typically have more frequent maturity and renewal activity, which results in higher cumulative disbursement and maturity amounts. Investment purchases (excluding overnight investments) totaled $1.5 billion in the six months ended June 30, 2025 compared to $1.2 billion for the same period in 2024. Payments on maturing and retired consolidated obligation bonds and discount notes were $36.8 billion and $290.7 billion, respectively, for the six months ended June 30, 2025 compared to $28.9 billion and $278.7 billion for the prior year period.

Capital: Total capital decreased $4.5 million, or 0.1 percent, from December 31, 2024 to June 30, 2025 primarily due to a decrease in excess capital stock and fair value fluctuations on available-for-sale securities, partially offset by an increase in retained earnings in excess of dividends paid (see Table 32). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 32 provides a summary of member capital requirements under our current capital plan as of June 30, 2025 and December 31, 2024 (in thousands):

Table 32

Requirement	06/30/2025	12/31/2024
Asset-based (Class A Common Stock only)	$189,792	$187,495
Activity-based (additional Class B Common Stock)[1]	2,179,587	2,030,000
Total Required Stock[2]	2,369,379	2,217,495
Excess Stock (Class A and B Common Stock)	223,766	417,335
Total Regulatory Capital Stock[2]	$2,593,145	$2,634,830

Activity-based Requirements:
Advances[3]	$2,024,094	$1,879,698
Letters of credit	16,356	18,857
AMA assets (mortgage loans)[4]	272,263	265,301
Total Activity-based Requirement	2,312,713	2,163,856
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	56,666	53,639
Total Required Stock[2]	$2,369,379	$2,217,495

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Capital, Capital Rules and Dividends” in our annual report on Form 10-K for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of June 30, 2025 and December 31, 2024.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $112.9 million for the six months ended June 30, 2025 compared to $111.8 million for the same period in the prior year. The weighted average dividend rate was 8.59 percent and 8.70 percent for the three and six months ended June 30, 2025, respectively, which represented a dividend payout ratio of 60.5 percent and 58.2 percent over the same respective periods. The weighted average dividend rate was 8.79 percent and 8.78 percent for the three and six months ended June 30, 2024, respectively, which represented a dividend payout ratio of 53.1 percent and 50.3 percent, respectively. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in June 2025 were based on income earned during the three months ended May 31, 2025. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2024 for other factors that contribute to the level of dividends paid.)

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

Table 33

Applicable Rate per Annum	06/30/2025	03/31/2025	12/31/2024	09/30/2024	06/30/2024
Class A Common Stock	4.25%	4.50%	4.75%	4.75%	4.75%
Class B Common Stock	9.25	9.50	9.50	9.50	9.50
Weighted Average[1]	8.59	8.81	8.84	8.90	8.79
Dividend Parity Threshold:
Average effective overnight Federal funds rate	4.33%	4.33%	4.66%	5.27%	5.33%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	2.33%	2.33%	2.66%	3.27%	3.33%

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

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and market value of equity (MVE) sensitivity. For additional information on interest rate risk measurement, see Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

Beginning in the second quarter of 2025, FHFA: (1) modified several advisory bulletins applicable to the FHLBanks, including with respect to expectations related to diversity practices with service providers; (2) rescinded guidance and other requirements relating to fair lending and fair housing reporting and unfair or deceptive acts or practices compliance, and issued a proposal to repeal the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation; and (3) ordered the number of directorships for each FHLBank to conform to the statutory minimums starting January 1, 2026, which will reduce the number of director seats for FHLBank, as discussed in FHLBank’s Current Report on Form 8-K filed on July 17, 2025.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on FHLBank and the FHLBank System. For further discussion of related risks, see Part I. Item 1A. –”Risk Factors” in FHLBank’s Form 10-K for the year ended December 31, 2024.

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

Duration of Equity: Duration of equity (DOE) aggregates the estimated sensitivity of market value for each of our financial assets and liabilities to changes in interest rates. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives, indicating a degree of interest rate risk exposure in a rising interest rate environment. A negative DOE results in the opposite scenario, indicating a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. A decline in market value does not necessarily translate directly into a decline in income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing the sensitivity of our market value to changes in interest rates provides a measure of the interest rate risk we take.

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

Table 34 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 34

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2025	1.5	1.4	0.5
03/31/2025	1.8	1.7	0.6
12/31/2024	2.0	1.9	0.7
09/30/2024	2.7	2.5	1.5
06/30/2024	2.7	2.4	1.5

The primary factors contributing to the net changes in duration from December 31, 2024 to June 30, 2025 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable-rate collateralized mortgage obligations (CMOs) and their effective cap levels; (2) the relative percent of total assets represented by the fixed-rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period. The decrease in longer-term interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable-rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration changes from the variable-rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during 2024, leading to the less asset sensitive DOE level in the +200 interest rate shock scenario.

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

The change in interest rates during the period generally shortens the duration profile for both the fixed-rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The increase in advances during the period generated a marginally less contribution and an overall modest net duration profile change from the mortgage loan and unswapped callable bond portfolios. This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. With the increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed-rate mortgage loan portfolio.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and lock-out periods (generally six months and greater). Generally, changes in the profile of the liability portfolio corresponds with the expected duration profile of the fixed-rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including changes in interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 2 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.9 months and 1.2 months as of June 30, 2025 and December 31, 2024, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 35 presents MVE as a percent of TRCS. As of June 30, 2025, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed-rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of June 30, 2025 (see Table 32 under this Item 2) contributed to the MVE levels as of June 30, 2025. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 35

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2025	151	155	158
03/31/2025	153	158	161
12/31/2024	148	153	158
09/30/2024	148	156	161
06/30/2024	142	149	155

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

Table 36

06/30/2025
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Fair Value Hedge	$12,629,939	$(5,242)
Fixed-rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	3,644,900	(29,808)
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Economic Hedge	218,483	690
Firm commitment to issue a fixed-rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	5,665	(33)
Investments
Fixed-rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	3,300,000	(782)
Fixed-rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	6,427,873	7,196
Fixed-rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	147,533	2,420
Mortgage Loans Held for Portfolio
Fixed-rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	86,851	566
Consolidated Obligation Discount Notes
Fixed-rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	3,883,916	(58)
Fixed-rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,454,857	(31)
Consolidated Obligation Bonds
Fixed-rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Fair Value Hedge	1,167,000	(17,194)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	Fair Value Hedge	15,437,000	14,203
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	778,000	(22,287)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Economic Hedge	500,000	(457)
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	1,385,000	1,275
Cost of funds or asset	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	250,000	12
TOTAL				$52,317,017	$(49,530)

Table 37

12/31/2024
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Fair Value Hedge	$12,541,236	$2,387
Fixed-rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	20,500	181
Fixed-rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	3,095,200	(1,397)
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Economic Hedge	581,304	1,107
Firm commitment to issue a fixed-rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	8,730	11
Investments
Fixed-rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	3,300,000	641
Fixed-rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	5,128,426	37,078
Fixed-rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	18,000	2
Fixed-rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	419,438	7,198
Mortgage Loans Held for Portfolio
Fixed-rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	34,524	(43)
Consolidated Obligation Discount Notes
Fixed-rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	7,247,448	(7)
Fixed-rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,969,182	9
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Economic Hedge	198,705	(5)
Consolidated Obligation Bonds
Fixed-rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Fair Value Hedge	2,642,000	(34,414)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	Fair Value Hedge	7,355,000	(125,425)
Variable-rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable-rate index in the bond to a more desirable variable-rate index	Economic Hedge	500,000	(70)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	823,000	(39,065)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Economic Hedge	1,750,000	16,941
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	2,604,000	4,181
Cost of funds or asset	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	750,000	6
TOTAL				$51,986,693	$(130,684)

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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

August 7, 2025	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

August 7, 2025	By: /s/ Philip D. Bacchus
Date	Philip D. Bacchus
Senior Vice President and Chief Financial Officer