Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Topeka
filed 2025-11-07
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
October 31, 2025
Class A Stock, par value $100 per share	3,083,244
Class B Stock, par value $100 per share	21,325,907

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2025	12/31/2024
ASSETS
Cash and due from banks	$27,455	$25,575
Interest-bearing deposits	2,310,963	2,142,423
Securities purchased under agreements to resell (Note 9)	3,950,000	5,150,000
Federal funds sold	4,650,000	3,575,000

Investment securities:
Trading securities (Note 3)	81,239	439,963
Available-for-sale securities, amortized cost of $14,768,637 and $13,197,724 (Note 3)	14,634,427	13,057,619
Held-to-maturity securities, fair value of $192,380 and $217,476 (Note 3)	193,081	219,826
Total investment securities	14,908,747	13,717,408

Advances (Note 4)	44,029,112	41,652,081
Mortgage loans held for portfolio, net of allowance for credit losses of $3,685 and $4,033 (Note 5)	9,284,317	8,949,433
Accrued interest receivable	256,970	249,199
Derivative assets, net (Notes 6, 9)	374,422	357,314
Other assets	80,268	82,547

TOTAL ASSETS	$79,872,254	$75,900,980

LIABILITIES
Deposits (Note 7)	$1,046,036	$989,021

Consolidated obligations, net:
Discount notes (Note 8)	18,135,569	14,417,047
Bonds (Note 8)	55,970,957	55,864,506
Total consolidated obligations, net	74,106,526	70,281,553

Mandatorily redeemable capital stock (Note 10)	5,923	3,225
Accrued interest payable	388,586	347,843
Affordable Housing Program payable	107,500	102,494
Derivative liabilities, net (Notes 6, 9)	2,560	6,131
Other liabilities	67,852	70,984

TOTAL LIABILITIES	75,724,983	71,801,251

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2025	12/31/2024
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,617 and 4,649 shares issued and outstanding) (Note 10)	$261,655	$464,904
Class B ($100 par value; 22,938 and 21,667 shares issued and outstanding) (Note 10)	2,293,709	2,166,701
Total capital stock	2,555,364	2,631,605

Retained earnings:
Unrestricted	1,169,392	1,109,059
Restricted	556,629	499,027
Total retained earnings	1,726,021	1,608,086

Accumulated other comprehensive income (loss) (Note 11)	(134,114)	(139,962)

TOTAL CAPITAL	4,147,271	4,099,729

TOTAL LIABILITIES AND CAPITAL	$79,872,254	$75,900,980

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2025	09/30/2024	09/30/2025	09/30/2024
INTEREST INCOME:
Advances	$550,890	650,770	$1,607,592	$1,877,261
Interest-bearing deposits	31,405	37,651	91,522	111,895
Securities purchased under agreements to resell	37,835	40,217	105,257	120,583
Federal funds sold	51,438	69,652	151,842	180,720
Trading securities	732	5,272	5,912	18,182
Available-for-sale securities	178,687	202,409	536,026	586,368
Held-to-maturity securities	2,494	3,508	7,806	10,814
Mortgage loans held for portfolio	94,426	83,271	274,123	236,084
Other	175	178	555	534
Total interest income	948,082	1,092,928	2,780,635	3,142,441

INTEREST EXPENSE:
Deposits	10,009	10,811	27,907	30,687
Consolidated obligations:
Discount notes	143,296	230,295	374,585	691,610
Bonds	662,625	716,141	1,972,976	2,009,680
Mandatorily redeemable capital stock	121	69	250	124
Other	317	301	960	930
Total interest expense	816,368	957,617	2,376,678	2,733,031

NET INTEREST INCOME	131,714	135,311	403,957	409,410
Provision (reversal) for credit losses on mortgage loans	(850)	(78)	10	(1,141)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	132,564	135,389	403,947	410,551

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	911	10,264	5,278	15,993
Net gains (losses) on derivatives	433	(10,404)	(4,591)	(198)
Standby bond purchase agreement commitment fees	829	737	2,356	2,225
Letters of credit fees	2,025	2,273	6,238	6,934
Other	779	687	2,032	1,780
Total other income (loss)	4,977	3,557	11,313	26,734

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2025	09/30/2024	09/30/2025	09/30/2024
OTHER EXPENSES:
Compensation and benefits	$13,452	$13,374	$39,166	$38,229
Other operating	7,079	7,801	21,083	21,329
Federal Housing Finance Agency	1,804	1,369	5,412	4,108
Office of Finance	1,239	1,263	3,679	3,634
Mortgage loans transaction service fees	1,811	1,754	5,356	5,133
Voluntary housing and community investment program contributions	7,364	720	19,374	4,639
Other	446	322	1,153	849
Total other expenses	33,195	26,603	95,223	77,921

INCOME BEFORE ASSESSMENTS	104,346	112,343	320,037	359,364

Affordable Housing Program	10,447	11,241	32,029	35,949

NET INCOME	$93,899	$101,102	$288,008	$323,415

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2025	09/30/2024	09/30/2025	09/30/2024
Net income	$93,899	$101,102	$288,008	$323,415

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	47,038	5,347	5,895	10,408
Defined benefit pension plan	(1)	—	(47)	169
Total other comprehensive income (loss)	47,037	5,347	5,848	10,577

TOTAL COMPREHENSIVE INCOME (LOSS)	$140,936	$106,449	$293,856	$333,992

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2024	3,186	$318,601	24,174	$2,417,398	27,360	$2,735,999	$1,055,506	$456,945	$1,512,451	$(113,741)	$4,134,709
Comprehensive income							80,881	20,221	101,102	5,347	106,449
Proceeds from issuance of capital stock	7	726	4,669	466,840	4,676	467,566					467,566
Repurchase/redemption of capital stock	(5,206)	(520,626)	(433)	(43,283)	(5,639)	(563,909)					(563,909)
Net reclassification of shares to mandatorily redeemable capital stock	(724)	(72,425)	(5)	(497)	(729)	(72,922)					(72,922)
Net transfer of shares between Class A and Class B	6,578	657,823	(6,578)	(657,823)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(70)		(70)		(70)
Stock issued			585	58,547	585	58,547	(58,547)		(58,547)		—
Balance at September 30, 2024	3,841	$384,099	22,412	$2,241,182	$26,253	2,625,281	$1,077,770	$477,166	$1,554,936	$(108,394)	$4,071,823

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2025	2,453	$245,304	23,417	$2,341,760	25,870	$2,587,064	$1,151,467	$537,849	$1,689,316	$(181,151)	$4,095,229
Comprehensive income							75,119	18,780	93,899	47,037	140,936
Proceeds from issuance of capital stock	—	—	6,838	683,785	6,838	683,785					683,785
Repurchase/redemption of capital stock	(6,340)	(634,029)	(291)	(29,167)	(6,631)	(663,196)					(663,196)
Net reclassification of shares to mandatorily redeemable capital stock	(1,068)	(106,792)	(26)	(2,623)	(1,094)	(109,415)					(109,415)
Net transfer of shares between Class A and Class B	7,572	757,172	(7,572)	(757,172)	—	—					—
Dividends on capital stock (Class A - 4.2%, Class B - 9.3%):
Cash payment							(68)		(68)		(68)
Stock issued			572	57,126	572	57,126	(57,126)		(57,126)		—
Balance at September 30, 2025	2,617	$261,655	22,938	$2,293,709	25,555	$2,555,364	$1,169,392	$556,629	$1,726,021	$(134,114)	$4,147,271

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2023	2,789	$278,887	23,288	$2,328,796	26,077	$2,607,683	$989,457	$412,483	$1,401,940	$(118,971)	$3,890,652
Comprehensive income							258,732	64,683	323,415	10,577	333,992
Proceeds from issuance of capital stock	11	1,100	14,935	1,493,507	14,946	1,494,607					1,494,607
Repurchase/redemption of capital stock	(12,257)	(1,225,728)	(1,161)	(116,108)	(13,418)	(1,341,836)					(1,341,836)
Net reclassification of shares to mandatorily redeemable capital stock	(2,959)	(295,858)	(95)	(9,506)	(3,054)	(305,364)					(305,364)
Net transfer of shares between Class A and Class B	16,257	1,625,698	(16,257)	(1,625,698)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(228)		(228)		(228)
Stock issued			1,702	170,191	1,702	170,191	(170,191)		(170,191)		—
Balance at September 30, 2024	3,841	$384,099	22,412	$2,241,182	26,253	$2,625,281	$1,077,770	$477,166	$1,554,936	$(108,394)	$4,071,823

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2024	4,649	$464,904	21,667	$2,166,701	26,316	$2,631,605	$1,109,059	$499,027	$1,608,086	$(139,962)	$4,099,729
Comprehensive income							230,406	57,602	288,008	5,848	293,856
Proceeds from issuance of capital stock	6	576	21,119	2,111,929	21,125	2,112,505					2,112,505
Repurchase/redemption of capital stock	(17,772)	(1,777,207)	(1,322)	(132,247)	(19,094)	(1,909,454)					(1,909,454)
Net reclassification of shares to mandatorily redeemable capital stock	(4,111)	(411,117)	(380)	(38,040)	(4,491)	(449,157)					(449,157)
Net transfer of shares between Class A and Class B	19,845	1,984,499	(19,845)	(1,984,499)	—	—					—
Dividends on capital stock (Class A - 4.3%, Class B - 9.3%):
Cash payment							(208)		(208)		(208)
Stock issued			1,699	169,865	1,699	169,865	(169,865)		(169,865)		—
Balance at September 30, 2025	2,617	$261,655	22,938	$2,293,709	25,555	$2,555,364	$1,169,392	$556,629	$1,726,021	$(134,114)	$4,147,271

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2025	09/30/2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,008	$323,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(52,836)	(48,509)
Concessions on consolidated obligations	5,255	5,609
Premiums and discounts on investments, net	(37,590)	(33,475)
Premiums, discounts and commitment fees on advances, net	(2,919)	(2,037)
Premiums, discounts and deferred loan costs on mortgage loans, net	9,989	9,649
Fair value adjustments on hedged assets or liabilities	(3,607)	(3,224)
Premises, software and equipment	2,396	2,468
Other	(65)	—
Provision (reversal) for credit losses on mortgage loans	10	(1,141)
Other adjustments, net	5,753	228
Net (gains) losses on trading securities	(5,278)	(15,993)
Net change in derivatives and hedging activities	(640,595)	(349,026)
(Increase) decrease in accrued interest receivable	(7,480)	(62,094)
Change in net accrued interest included in derivative assets	131,922	9,667
(Increase) decrease in other assets	1,981	(2,606)
Increase (decrease) in accrued interest payable	40,945	4,355
Change in net accrued interest included in derivative liabilities	35,306	7,432
Increase (decrease) in Affordable Housing Program liability	5,006	12,047
Increase (decrease) in other liabilities	(3,097)	(3,871)
Total adjustments	(514,904)	(470,521)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(226,896)	(147,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(101,499)	(369,272)
Net (increase) decrease in securities purchased under resale agreements	1,200,000	1,000,000
Net (increase) decrease in Federal funds sold	(1,075,000)	(4,290,000)
Proceeds from maturities of and principal repayments on trading securities	364,002	370,755
Proceeds from maturities of and principal repayments on available-for-sale securities	1,090,042	718,167
Purchases of available-for-sale securities	(2,344,192)	(1,838,580)
Proceeds from maturities of and principal repayments on held-to-maturity securities	26,727	31,549

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2025	09/30/2024
Advances repaid	188,327,014	201,080,491
Advances originated	(190,487,429)	(199,775,810)
Principal collected on mortgage loans	720,196	622,661
Purchases of mortgage loans	(1,063,346)	(1,159,639)
Net proceeds from sale of foreclosed assets	280	192
Purchases of premises, software and equipment	(2,378)	(1,572)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,345,583)	(3,611,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	56,407	130,863
Net proceeds from issuance of consolidated obligations:
Discount notes	441,019,634	462,454,354
Discount notes transferred from other FHLBanks	—	610,000
Bonds	60,954,487	53,382,617
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(437,252,062)	(465,909,231)
Discount notes transferred to other FHLBanks	—	(610,000)
Bonds	(60,971,150)	(46,167,565)
Net interest payments received (paid) for financing derivatives	10,905	18,884
Proceeds from issuance of capital stock	2,112,505	1,494,607
Payments for repurchase/redemption of capital stock	(1,909,454)	(1,341,836)
Payments for repurchase of mandatorily redeemable capital stock	(446,705)	(302,500)
Cash dividends paid	(208)	(228)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,574,359	3,759,965
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,880	1,801
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,575	26,062
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,455	$27,863

Supplemental disclosures:
Interest paid	$1,582,689	$1,299,430

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2025

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Disaggregation of Income Statement Expenses (ASU 2024-03). In November 2024, the Financial Accounting Standards Board (FASB) issued amendments to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on an interim and annual basis. The Accounting Standards Update (ASU) is effective for FHLBank for the annual period ended December 31, 2027 and will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. The adoption of this guidance may result in additional disclosures but will not impact FHLBank’s financial condition, results of operations, or cash flows.

Intangibles - Goodwill and Other - Internal-Use Software (ASU 2025-06). In September 2025, FASB issued amendments to remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40 and to clarify the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. While FHLBank is currently evaluating the impact of adopting this pronouncement, the adoption is not expected to have a material impact of FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of September 30, 2025, approximately 22 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of September 30, 2025 and December 31, 2024, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of September 30, 2025 and December 31, 2024. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $2,958,000 and $529,000, respectively, as of September 30, 2025, and $2,938,000 and $431,000, respectively, as of December 31, 2024.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions requiring the counterparty pledge additional securities as collateral or remit an equivalent amount of cash sufficient to comply with the required collateral value). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2025 and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $463,000 and $638,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Trading Securities: Trading securities by major security type as of September 30, 2025 and December 31, 2024 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2025	12/31/2024
Non-mortgage-backed securities:
GSE debentures	$—	$17,884
Non-mortgage-backed securities	—	17,884
Mortgage-backed securities:
GSE MBS	81,239	422,079
Mortgage-backed securities	81,239	422,079
TOTAL	$81,239	$439,963

Net gains (losses) on trading securities during the three and nine months ended September 30, 2025 and 2024 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2025	09/30/2024	09/30/2025	09/30/2024
Net gains (losses) on trading securities held as of September 30, 2025	$396	$2,046	$1,586	$1,838
Net gains (losses) on trading securities sold or matured prior to September 30, 2025	515	8,218	3,692	14,155
NET GAINS (LOSSES) ON TRADING SECURITIES	$911	$10,264	$5,278	$15,993

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2025 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $42,755,000 as of September 30, 2025.

Table 3.3

	09/30/2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,210,660	$290	$(85,809)	$3,125,141
State or local housing agency obligations	57,350	548	—	57,898
Non-mortgage-backed securities	3,268,010	838	(85,809)	3,183,039
Mortgage-backed securities:
U.S. obligation MBS	64,824	—	(722)	64,102
GSE MBS	11,435,803	31,960	(80,477)	11,387,286
Mortgage-backed securities	11,500,627	31,960	(81,199)	11,451,388
TOTAL	$14,768,637	$32,798	$(167,008)	$14,634,427

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of September 30, 2025 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$233,212	$(166)	$2,403,336	$(85,643)	$2,636,548	$(85,809)
Non-mortgage-backed securities	233,212	(166)	2,403,336	(85,643)	2,636,548	(85,809)
Mortgage-backed securities:
U.S. obligation MBS	—	—	64,102	(722)	64,102	(722)
GSE MBS	3,211,323	(14,046)	3,588,930	(66,431)	6,800,253	(80,477)
Mortgage-backed securities	3,211,323	(14,046)	3,653,032	(67,153)	6,864,355	(81,199)
TOTAL	$3,444,535	$(14,212)	$6,056,368	$(152,796)	$9,500,903	$(167,008)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2025 and December 31, 2024 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	09/30/2025		12/31/2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,621,372	$1,571,002	$457,610	$440,483
Due after one year through five years	1,589,288	1,554,139	2,855,402	2,796,740
Due after five years through ten years	33,955	34,250	—	—
Due after ten years	23,395	23,648	24,465	24,179
Non-mortgage-backed securities	3,268,010	3,183,039	3,337,477	3,261,402
Mortgage-backed securities	11,500,627	11,451,388	9,860,247	9,796,217
TOTAL	$14,768,637	$14,634,427	$13,197,724	$13,057,619

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2025 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $404,000 as of September 30, 2025.

Table 3.8

	09/30/2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$29,755	$—	$(333)	$29,422
Non-mortgage-backed securities	29,755	—	(333)	29,422
Mortgage-backed securities:
GSE MBS	163,326	831	(1,199)	162,958
Mortgage-backed securities	163,326	831	(1,199)	162,958
TOTAL	$193,081	$831	$(1,532)	$192,380

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of September 30, 2025 and December 31, 2024 are shown in Table 3.10 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	09/30/2025		12/31/2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	29,755	29,422	30,895	30,450
Due after ten years	—	—	—	—
Non-mortgage-backed securities	29,755	29,422	30,895	30,450
Mortgage-backed securities	163,326	162,958	188,931	187,026
TOTAL	$193,081	$192,380	$219,826	$217,476

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. During the three- and nine-months ended September 30, 2025 and 2024, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

As of September 30, 2025, FHLBank's held-to-maturity and available-for-sale securities were all highly rated and/or had short remaining terms to maturity. In the case of U.S. obligations, each obligation carries an explicit government guarantee. In the case of GSE debentures and MBS, FHLBank purchases each security under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, FHLBank expects to receive all cash flows contractually due, and no allowance for credit losses were recorded on any U.S. obligation or GSE debenture or MBS as of September 30, 2025 and December 31, 2024.

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed-rate and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2025 and December 31, 2024, FHLBank had advances outstanding at interest rates ranging from 0.51 percent to 7.20 percent and 0.44 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $148,974,000 and $152,111,000 as of September 30, 2025 and December 31, 2024, respectively.

Table 4.1

	09/30/2025		12/31/2024
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$27,212,069	4.21%	$25,160,148	4.43%
Due after one year through two years	5,439,876	4.00	4,724,245	4.05
Due after two years through three years	4,565,684	4.25	4,530,096	4.07
Due after three years through four years	2,772,165	3.86	3,037,483	4.12
Due after four years through five years	2,609,734	3.72	2,663,624	3.87
Thereafter	1,436,578	3.44	1,760,096	3.25
Total par value	44,036,106	4.11%	41,875,692	4.24%
Discounts	(10,094)		(7,557)
Hedging adjustments	3,100		(216,054)
TOTAL	$44,029,112		$41,652,081

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

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put date as of September 30, 2025 and December 31, 2024 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
Redemption Term	09/30/2025	12/31/2024	09/30/2025	12/31/2024
Due in one year or less	$28,120,899	$26,134,800	$29,840,969	$27,391,348
Due after one year through two years	5,099,493	4,375,566	5,648,376	4,901,745
Due after two years through three years	4,101,703	4,126,318	4,245,484	4,626,596
Due after three years through four years	2,765,227	2,919,014	1,904,165	2,204,483
Due after four years through five years	2,564,030	2,642,197	1,985,234	1,945,624
Thereafter	1,384,754	1,677,797	411,878	805,896
TOTAL PAR VALUE	$44,036,106	$41,875,692	$44,036,106	$41,875,692

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of September 30, 2025 and December 31, 2024 (in thousands):

Table 4.3

Redemption Term	09/30/2025	12/31/2024
Fixed-rate:
Due in one year or less	$14,513,119	$15,388,152
Due after one year through three years	7,180,100	6,714,381
Due after three years through five years	5,201,799	5,123,107
Due after five years through fifteen years	1,406,545	1,695,725
Due after fifteen years	17,558	18,795
Total fixed-rate	28,319,121	28,940,160
Adjustable-rate:
Due in one year or less	12,698,950	9,771,997
Due after one year through three years	2,825,460	2,539,960
Due after three years through five years	180,100	578,000
Due after five years through fifteen years	12,475	44,075
Due after fifteen years	—	1,500
Total adjustable-rate	15,716,985	12,935,532
TOTAL PAR VALUE	$44,036,106	$41,875,692

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the payment status as well as the types and level of collateral to be the primary indicators of credit quality on advances. As of September 30, 2025 and December 31, 2024, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2025 and December 31, 2024, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of September 30, 2025 and December 31, 2024, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2025 and December 31, 2024 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $60,108,000 and $54,997,000 as of September 30, 2025 and December 31, 2024, respectively.

Table 5.1

	09/30/2025	12/31/2024
Real estate:
Fixed-rate, medium-term[1], single-family mortgages	$855,147	$928,996
Fixed-rate, long-term, single-family mortgages	8,359,582	7,948,931
Total unpaid principal balance	9,214,729	8,877,927
Premiums	96,520	95,760
Discounts	(11,946)	(6,904)
Deferred loan costs, net	29	34
Hedging adjustments	(11,330)	(13,351)
Total before allowance for credit losses on mortgage loans	9,288,002	8,953,466
Allowance for credit losses on mortgage loans	(3,685)	(4,033)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,284,317	$8,949,433

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of September 30, 2025 and December 31, 2024 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2025	12/31/2024
Conventional loans	$8,892,799	$8,553,518
Government-guaranteed or government-insured loans	321,930	324,409
TOTAL UNPAID PRINCIPAL BALANCE	$9,214,729	$8,877,927

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of September 30, 2025 (dollar amounts in thousands):

Table 5.3

	09/30/2025
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2021	2021	2022	2023	2024	2025
Amortized Cost:[1]
Past due 30-59 days delinquent	$29,155	$8,289	$9,132	$5,832	$5,643	$1,397	$59,448	$9,732	$69,180
Past due 60-89 days delinquent	8,086	2,645	1,728	842	547	170	14,018	2,808	16,826
Past due 90 days or more delinquent	10,398	1,946	4,251	3,697	1,832	—	22,124	5,586	27,710
Total past due	47,639	12,880	15,111	10,371	8,022	1,567	95,590	18,126	113,716
Total current loans	3,490,745	1,472,849	715,331	929,648	1,301,179	957,388	8,867,140	307,146	9,174,286
Total mortgage loans	$3,538,384	$1,485,729	$730,442	$940,019	$1,309,201	$958,955	$8,962,730	$325,272	$9,288,002

Other delinquency statistics:
In process of foreclosure[2]							$4,712	$1,176	$5,888
Serious delinquency rate[3]							0.2%	1.7%	0.3%
Past due 90 days or more and still accruing interest							$—	$5,586	$5,586
Loans on nonaccrual status[4]							$25,651	$—	$25,651

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
4    Includes $16,330,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and nine months ended September 30, 2025 and 2024.

Table 5.5

	Three Months Ended		Nine Months Ended
Conventional Loans	09/30/2025	09/30/2024	09/30/2025	09/30/2024
Balance, beginning of the period	$3,999	$4,315	$4,033	$5,531
Net (charge-offs) recoveries	536	(13)	(358)	(166)
Provision (reversal) for credit losses	(850)	(78)	10	(1,141)
Balance, end of the period	$3,685	$4,224	$3,685	$4,224

Government-Guaranteed or Government-Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or government-insured mortgage loans. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial. Consequently, no allowance for credit losses for government-guaranteed or government-insured mortgage loans was recorded as of September 30, 2025 and December 31, 2024. Furthermore, none of these mortgage loans have been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2025 and December 31, 2024 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	09/30/2025			12/31/2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$46,264,839	$84,749	$135,553	$37,883,273	$66,190	$226,184
Total derivatives designated as hedging relationships	46,264,839	84,749	135,553	37,883,273	66,190	226,184
Derivatives not designated as hedging instruments:
Interest rate swaps	9,726,487	7,033	61	11,464,896	25,282	110
Interest rate caps/floors	835,000	698	—	2,604,000	4,181	—
Mortgage delivery commitments	72,124	137	83	34,524	30	73
Total derivatives not designated as hedging instruments	10,633,611	7,868	144	14,103,420	29,493	183
TOTAL	$56,898,450	92,617	135,697	$51,986,693	95,683	226,367
Netting adjustments and cash collateral[1]		281,805	(133,137)		261,631	(220,236)
DERIVATIVE ASSETS AND LIABILITIES		$374,422	$2,560		$357,314	$6,131

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $453,725,000 and $521,222,000 as of September 30, 2025 and December 31, 2024, respectively. Cash collateral received was $38,783,000 and $39,354,000 as of September 30, 2025 and December 31, 2024, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended September 30, 2025 and 2024, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	09/30/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$550,890	$178,687	$143,296	$662,625
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$19,529	$(4,977)	$(95)	$1,572
Hedged items[2]	22,880	36,909	(1,361)	(33,387)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$42,409	$31,932	$(1,456)	$(31,815)

	Three Months Ended
	09/30/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$650,770	$202,409	$230,295	$716,141
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(235,363)	$(193,204)	$4,435	$92,390
Hedged items[2]	312,529	253,278	(8,308)	(163,674)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$77,166	$60,074	$(3,873)	$(71,284)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the nine months ended September 30, 2025 and 2024, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Nine Months Ended
	09/30/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,607,592	$536,026	$374,585	$1,972,976
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(96,989)	$(165,018)	$(1,795)	$29,774
Hedged items[2]	219,100	278,936	(14)	(121,632)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$122,111	$113,918	$(1,809)	$(91,858)

	Nine Months Ended
	09/30/2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,877,261	$586,368	$691,610	$2,009,680
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$16,874	$(4,733)	$(2,228)	$(22,009)
Hedged items[2]	212,771	178,671	(5,955)	(199,183)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$229,645	$173,938	$(8,183)	$(221,192)

[1] Includes net interest settlements in interest income/expense.
[2] Includes amortization/accretion on closed fair value relationships in interest income.
.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2025 and December 31, 2024 (in thousands):

Table 6.4

09/30/2025
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$16,711,815	10,081,679	(5,218,407)	(13,772,467)

Basis adjustments for active hedging relationships	$6,143	$20,365	$(850)	$76,562
Basis adjustments for discontinued hedging relationships	(3,044)	—	—	(5,245)
Cumulative amount of fair value hedging basis adjustments[2]	$3,099	$20,365	$(850)	$71,317

12/31/2024
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$15,700,289	7,984,796	(3,043,704)	(10,653,310)

Basis adjustments for active hedging relationships	$(210,116)	$(258,571)	$(837)	$198,495
Basis adjustments for discontinued hedging relationships	(5,937)	—	—	(5,545)
Cumulative amount of fair value hedging basis adjustments[2]	$(216,053)	$(258,571)	$(837)	$192,950

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Nine Months Ended
	09/30/2025	09/30/2024	09/30/2025	09/30/2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$802	$(14,087)	$(7,528)	$(18,431)
Interest rate caps/floors	(577)	(3,897)	(3,495)	(5,693)
Net interest settlements	(477)	6,902	5,002	23,722
Price alignment amount[1]	(3)	(51)	(75)	(293)
Mortgage delivery commitments	688	729	1,505	497
NET GAINS (LOSSES) ON DERIVATIVES	$433	$(10,404)	$(4,591)	$(198)

[1] This amount is for derivatives for which variation margin is characterized as a daily settled contract.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2025, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

FHLBank utilizes two Derivative Clearing Organizations (clearinghouses) for all cleared derivative transactions, LCH Limited and CME Clearing. At both clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2025 and December 31, 2024.

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

Table 7.1 details the types of deposits held by FHLBank as of September 30, 2025 and December 31, 2024 (in thousands):

Table 7.1

	09/30/2025	12/31/2024
Interest-bearing:
Demand	$520,136	$389,071
Overnight	444,700	531,300
Term	14,342	1,000
Total interest-bearing	979,178	921,371
Non-interest-bearing:
Other	66,858	67,650
Total non-interest-bearing	66,858	67,650
TOTAL DEPOSITS	$1,046,036	$989,021

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

Table 8.1

	09/30/2025		12/31/2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$35,820,985	4.04%	$37,517,835	4.35%
Due after one year through two years	9,902,920	3.71	7,828,625	3.14
Due after two years through three years	2,097,300	3.17	2,225,545	2.68
Due after three years through four years	1,433,300	3.27	1,634,440	2.97
Due after four years through five years	1,241,005	3.30	1,573,155	3.62
Thereafter	5,552,400	3.72	5,280,950	3.43
Total par value	56,047,910	3.88%	56,060,550	3.97%
Premiums	10,527		12,044
Discounts	(3,438)		(3,054)
Concession fees	(12,724)		(12,085)
Hedging adjustments	(71,318)		(192,949)
TOTAL	$55,970,957		$55,864,506

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of September 30, 2025 and December 31, 2024 includes callable bonds totaling $17,210,500,000 and $17,048,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2025 and December 31, 2024 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	09/30/2025	12/31/2024
Due in one year or less	$45,176,985	$47,888,835
Due after one year through two years	8,105,420	5,093,625
Due after two years through three years	1,429,800	1,342,545
Due after three years through four years	327,800	696,940
Due after four years through five years	288,005	378,155
Thereafter	719,900	660,450
TOTAL PAR VALUE	$56,047,910	$56,060,550

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2025 and December 31, 2024 (in thousands):

Table 8.3

	09/30/2025	12/31/2024
Fixed-rate	$22,279,910	$21,107,550
Simple variable-rate	32,400,000	33,475,000
Step	1,368,000	1,478,000
TOTAL PAR VALUE	$56,047,910	$56,060,550

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2025	$18,135,569	$18,295,912	3.98%

December 31, 2024	$14,417,047	$14,518,446	4.40%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2025 and December 31, 2024 (in thousands):

Table 9.1

09/30/2025
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$91,975	$(90,011)	$1,964	$(820)	$1,144
Cleared derivatives	642	371,816	372,458	—	372,458
Total derivative assets	92,617	281,805	374,422	(820)	373,602
Securities purchased under agreements to resell	3,950,000	—	3,950,000	(3,950,000)	—
TOTAL	$4,042,617	$281,805	$4,324,422	$(3,950,820)	$373,602

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2025 and December 31, 2024 (in thousands):

Table 9.3

09/30/2025
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$127,052	$(124,492)	$2,560	$(83)	$2,477
Cleared derivatives	8,645	(8,645)	—	—	—
Total derivative liabilities	135,697	(133,137)	2,560	(83)	2,477
TOTAL	$135,697	$(133,137)	$2,560	$(83)	$2,477

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

Table 10.1

	09/30/2025		12/31/2024
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$865,279	$4,024,422	$835,212	$3,777,209
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.6%
Total regulatory capital	$3,194,890	$4,287,308	$3,036,039	$4,242,916
Leverage capital ratio	5.0%	7.9%	5.0%	8.1%
Leverage capital	$3,993,613	$6,299,519	$3,795,049	$6,131,521

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Table 10.2

	Three Months Ended		Nine Months Ended
	09/30/2025	09/30/2024	09/30/2025	09/30/2024
Balance, beginning of period	$6,081	$3,442	$3,225	$247
Capital stock subject to mandatory redemption reclassified from equity during the period	109,415	72,922	449,157	305,364
Redemption or repurchase of mandatorily redeemable capital stock during the period	(109,693)	(73,201)	(446,705)	(302,500)
Stock dividend classified as mandatorily redeemable capital stock during the period	120	67	246	119
Balance, end of period	$5,923	$3,230	$5,923	$3,230

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2025, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended September 30, 2025 and 2024 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2024	$(113,883)	$142	$(113,741)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	5,347		5,347
Net current period other comprehensive income (loss)	5,347	—	5,347
Balance at September 30, 2024	$(108,536)	$142	$(108,394)

Balance at June 30, 2025	$(181,248)	$97	$(181,151)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	47,038		47,038
Impact of settlements - defined benefit pension plan		(1)	(1)
Net current period other comprehensive income (loss)	47,038	(1)	47,037
Balance at September 30, 2025	$(134,210)	$96	$(134,114)

Table 11.2 summarizes the changes in AOCI for the nine months ended September 30, 2025 and 2024 (in thousands):

Table 11.2

	Nine Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2023	$(118,944)	$(27)	$(118,971)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	10,408		10,408
Impact of settlements - defined benefit pension plan		169	169
Net current period other comprehensive income (loss)	10,408	169	10,577
Balance at September 30, 2024	(108,536)	142	(108,394)

Balance at December 31, 2024	$(140,105)	$143	$(139,962)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	5,895		5,895
Impact of settlements - defined benefit pension plan		(47)	(47)
Net current period other comprehensive income (loss)	5,895	(47)	5,848
Balance at September 30, 2025	$(134,210)	$96	$(134,114)

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2025 and December 31, 2024. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and nine months ended September 30, 2025 and 2024.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of September 30, 2025 and December 31, 2024. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of September 30, 2025 and December 31, 2024 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	09/30/2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$27,455	$27,455	$27,455	$—	$—	$—
Interest-bearing deposits	2,310,963	2,310,963	—	2,310,963	—	—
Securities purchased under agreements to resell	3,950,000	3,950,000	—	3,950,000	—	—
Federal funds sold	4,650,000	4,650,000	—	4,650,000	—	—
Trading securities	81,239	81,239	—	81,239	—	—
Available-for-sale securities	14,634,427	14,634,427	—	14,576,529	57,898	—
Held-to-maturity securities	193,081	192,380	—	162,958	29,422	—
Advances	44,029,112	44,086,171	—	44,086,171	—	—
Mortgage loans held for portfolio, net of allowance	9,284,317	8,576,597	—	8,570,805	5,792	—
Accrued interest receivable	256,970	256,970	—	256,970	—	—
Derivative assets	374,422	374,422	—	92,617	—	281,805
Liabilities:
Deposits	1,046,036	1,046,063	—	1,046,063	—	—
Consolidated obligation discount notes	18,135,569	18,138,052	—	18,138,052	—	—
Consolidated obligation bonds	55,970,957	55,395,289	—	55,395,289	—	—
Mandatorily redeemable capital stock	5,923	5,923	5,923	—	—	—
Accrued interest payable	388,586	388,586	—	388,586	—	—
Derivative liabilities	2,560	2,560	—	135,697	—	(133,137)
Other Asset (Liability):
Industrial revenue bonds	35,000	34,024	—	34,024	—	—
Financing obligation payable	(35,000)	(34,024)	—	(34,024)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2025 and December 31, 2024 (in thousands).

Table 12.3

	09/30/2025
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE MBS	$81,239	$—	$81,239	$—	$—
Total trading securities	81,239	—	81,239	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,125,141	—	3,125,141	—	—
U.S. obligation MBS	64,102	—	64,102	—	—
GSE MBS	11,387,286	—	11,387,286	—	—
State or local housing agency obligations	57,898	—	—	57,898	—
Total available-for-sale securities	14,634,427	—	14,576,529	57,898	—
Derivative assets:
Interest-rate related	374,285	—	92,480	—	281,805
Mortgage delivery commitments	137	—	137	—	—
Total derivative assets	374,422	—	92,617	—	281,805
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$15,090,088	$—	$14,750,385	$57,898	$281,805

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,477	$—	$135,614	$—	$(133,137)
Mortgage delivery commitments	83	—	83	—	—
Total derivative liabilities	2,560	—	135,697	—	(133,137)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,560	$—	$135,697	$—	$(133,137)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$5,887	$—	$—	$5,887	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$5,887	$—	$—	$5,887	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the nine months ended September 30, 2025 and still outstanding as of September 30, 2025.

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

Level 3 Disclosure for Assets Measured at Fair Value on a Recurring Basis: Table 12.5 presents a roll-forward of assets and liabilities measured at fair value on a recurring basis and classified as Level 3 during the three and nine months ended September 30, 2025 and 2024 (in thousands).

Table 12.5

Available-for-sale securities - State or local housing agency obligations	Three Months Ended		Nine Months Ended
	09/30/2025	09/30/2024	09/30/2025	09/30/2024
Balance, beginning of the period	$48,238	$—	$24,179	$—
Included in net unrealized gains (losses) on available-for-sale securities in OCI	520	—	834	—
Purchases	10,500	—	34,360	—
Settlements	(1,360)	—	(1,475)	—
Balance, end of the period	$57,898	$—	$57,898	$—
Total amount of unrealized gains (losses) for the period included in OCI relating to assets held at period end	$520	$—	$548	$—

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,109,735,226,000 and $1,122,389,398,000 as of September 30, 2025 and December 31, 2024, respectively.

Off-balance Sheet Commitments: Table 13.1 presents off-balance sheet commitments at September 30, 2025 and December 31, 2024 (in thousands). No allowance for credit losses was recorded on these commitments at September 30, 2025 and December 31, 2024.

Table 13.1

	09/30/2025			12/31/2024
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$5,979,350	$28,967	$6,008,317	$7,531,038	$11,772	$7,542,810
Advance commitments outstanding	3,069	2,597	5,666	3,615	5,115	8,730
Principal commitments for standby bond purchase agreements	341,990	785,365	1,127,355	193,815	812,050	1,005,865
Commitments to fund or purchase mortgage loans	72,124	—	72,124	34,524	—	34,524
Commitments to issue consolidated bonds, at par	70,000	—	70,000	250,000	—	250,000
Commitments to issue consolidated discount notes, at par	500,000	—	500,000	200,000	—	200,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2031. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,785,000 and $2,571,000 as of September 30, 2025 and December 31, 2024, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2029, though some are renewable at the option of FHLBank. As of September 30, 2025 and December 31, 2024, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the nine months ended September 30, 2025 and 2024.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative balances of $54,000 and $(43,000) as of September 30, 2025 and December 31, 2024, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 14.1

09/30/2025
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$541,493	23.6%	541,993	21.2%
TOTAL		$500	0.2%	$541,493	23.6%	$541,993	21.2%

Table 14.2

12/31/2024
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$23,043	5.0%	$473,097	21.8%	496,140	18.8%
BOKF, N.A.	OK	190,087	40.8	137,990	6.4	328,077	12.5
TOTAL		$213,130	45.8%	$611,087	28.2%	$824,217	31.3%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2025 and December 31, 2024 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	09/30/2025		12/31/2024		09/30/2025		12/31/2024
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$11,830,000	26.9%	$10,125,000	24.2%	$5,638	0.5%	$9,002	0.9%
BOKF, N.A.			3,000,000	7.2			72,761	7.4
TOTAL	$11,830,000	26.9%	$13,125,000	31.4%	$5,638	0.5%	$81,763	8.3%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2025 and 2024. BOKF, N.A. sold $6,565,000 and $27,506,000 mortgage loans into the MPF Program during the three and nine months ended September 30, 2024, respectively.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of September 30, 2025 and December 31, 2024 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	09/30/2025		12/31/2024
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$3,453,634	7.8%	$3,279,439	7.8%

Deposits	$46,557	4.5%	$103,672	10.5%

Class A Common Stock	$5,011	1.9%	$193,830	41.6%
Class B Common Stock	188,543	8.2	154,135	7.1
TOTAL CAPITAL STOCK	$193,554	7.6%	$347,965	13.2%

Table 14.5 presents mortgage loans acquired during the three and nine months ended September 30, 2025 and 2024 for members that had an officer or director serving on FHLBank’s board of directors in 2025 or 2024 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Nine Months Ended
	09/30/2025		09/30/2024		09/30/2025		09/30/2024
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$20,150	5.5%	$15,768	4.0%	$74,249	7.0%	$50,751	4.4%

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2025	06/30/2025	03/31/2025	12/31/2024	09/30/2024
Statement of Condition (as of period end):
Total assets	$79,872,254	$80,012,268	$74,721,503	$75,900,980	$79,204,538
Advances	44,029,112	45,040,514	41,440,764	41,652,081	44,354,896
Mortgage loans, net	9,284,317	9,180,578	9,016,747	8,949,433	8,882,033
Short-term liquidity investments[1]	10,910,963	10,593,805	9,288,627	10,867,423	11,319,473
Investment securities	14,908,747	14,475,992	14,266,884	13,717,408	13,883,515
Total liabilities	75,724,983	75,917,039	70,668,605	71,801,251	75,132,715
Deposits	1,046,036	1,035,255	1,002,036	989,021	885,987
Consolidated obligations, net[2]	74,106,526	74,262,535	69,075,542	70,281,553	73,713,141
Total capital	4,147,271	4,095,229	4,052,898	4,099,729	4,071,823
Capital stock	2,555,364	2,587,064	2,525,475	2,631,605	2,625,281
Retained earnings	1,726,021	1,689,316	1,651,894	1,608,086	1,554,936
Statement of Income (for the quarterly period ended):
Net interest income	131,714	139,516	132,727	150,809	135,311
Other income (loss)	4,977	2,816	3,520	10,406	3,557
Voluntary housing and community investment program contributions[3]	7,364	10,965	1,045	11,859	720
Other expenses	25,831	25,255	24,763	28,392	25,883
Income before assessments	104,346	105,360	110,331	121,459	112,343
Affordable Housing Program (AHP) assessments	10,447	10,543	11,039	12,152	11,241
Net income	93,899	94,817	99,292	109,307	101,102
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Total average interest-earning assets	81,750,993	81,282,584	77,807,034	77,464,534	80,027,544
Average advances	46,770,546	47,245,357	44,182,977	43,847,453	46,324,602
Total average interest-bearing liabilities	76,979,163	76,489,318	73,169,661	72,810,667	75,443,281
Dividends paid	57,194	57,395	55,484	56,157	58,617
Weighted average dividend rate[4]	8.65%	8.59%	8.81%	8.84%	8.90%
Dividend payout ratio[5]	60.91%	60.53%	55.88%	51.37%	57.98%
Return on average equity	8.89%	9.03%	9.86%	10.83%	9.87%
Return on average assets	0.45%	0.47%	0.52%	0.56%	0.50%
Average equity to average assets	5.11%	5.16%	5.23%	5.17%	5.07%
Net interest margin[6]	0.64%	0.69%	0.69%	0.77%	0.67%
Total capital ratio[7]	5.19%	5.12%	5.42%	5.40%	5.14%
Regulatory capital ratio[8]	5.37%	5.35%	5.59%	5.59%	5.28%

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

We are an independent regional wholesale bank structured as a member-owned cooperative serving eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma. Our primary business activities including making advances (loans) to and purchasing mortgage loans from our member financial institutions. Financial institutions eligible for membership in FHLBank include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions (CDFIs) certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership. While not eligible for membership, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from FHLBank. Our mission is to be a reliable source of liquidity and provider of low-cost funding in support of our members’ residential mortgage lending and related housing and economic development needs of the communities they serve. We seek to maintain a balance between our public purpose and our ability to provide adequate returns on the capital supplied by our members. Our structure as a financial cooperative allows our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy or jeopardizing profitability. Therefore, FHLBank is generally designed to expand and contract in asset size as the needs of our members and their communities change.

Third Quarter 2025 Financial Highlights:
•Total assets: Total assets were $79.9 billion as of September 30, 2025, an increase of $4.0 billion, or 5.2 percent, from $75.9 billion as of December 31, 2024. The increase in total assets was primarily driven by a $2.3 billion increase in advances and a $1.2 billion increase in long-term investments.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA under its core mission achievement guidance, is calculated as year-to-date averages of advances and mortgage loans to consolidated obligations (less certain U.S. Treasury securities). As of September 30, 2025, our Primary Mission Asset ratio was 77 percent, compared to 78 percent at December 31, 2024.
•Advances: Advances were $44.0 billion at September 30, 2025, an increase of $2.3 billion, or 5.7 percent, compared to $41.7 billion at December 31, 2024 primarily as a result of increased utilization among large depository members. Advances represented 55.1 percent of total assets as of September 30, 2025, compared to 54.9 percent as of December 31, 2024. The average balance of advances increased $0.5 billion, or 1.0 percent, to $46.8 billion for the quarter ended September 30, 2025 compared to $46.3 billion for the quarter ended September 30, 2024. During the first nine months of 2025, the majority of the advance portfolio growth was in adjustable rate advances.
•Mortgage loans: Mortgage loans were $9.3 billion at September 30, 2025, an increase of $0.4 billion, or 3.7 percent, compared to $8.9 billion at December 31, 2024. Mortgage loans represented 11.6 percent of total assets at September 30, 2025, compared to 11.8 percent at December 31, 2024. The average balance of mortgage loans increased $0.4 billion, or 4.8 percent, for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. Originations at interest rates higher than the weighted average rate of the existing portfolio continue to have a positive impact on interest income.
•Investment securities: Investment securities were $14.9 billion at September 30, 2025, an increase of $1.2 billion, or 8.7 percent, compared to $13.7 billion at December 31, 2024. Investment securities represented 18.7 percent of total assets at September 30, 2025 compared to 18.1 percent at December 31, 2024. The increase in investment securities was due primarily to purchases of multifamily agency commercial MBS.
•Net interest income/margin: Net interest income was $131.7 million for the quarter ended September 30, 2025, a decrease of $3.6 million, or 2.7 percent, compared to $135.3 million for the quarter ended September 30, 2024. The decrease in net interest income was due to the impact of the decrease in short-term interest rates and the hedging adjustments on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets. Net interest margin decreased three basis points, from 0.67 percent for the quarter ended September 30, 2024 to 0.64 percent for the quarter ended September 30, 2025. Net interest spread increased one basis point to 0.39 percent for the quarter ended September 30, 2025 compared to 0.38 percent for the quarter ended September 30, 2024. The decrease in net interest margin was due to the decrease in net interest income and shifts in balance sheet composition and spreads.
•Performance ratios: Return on average equity decreased to 8.9 percent for the quarter ended September 30, 2025 compared to 9.9 percent for the quarter ended September 30, 2024. The decrease was due to the decrease in net income combined with an increase in average balance of capital stock resulting from increased advance utilization.
•Dividends: The Class A Common Stock dividend rate of 4.25 percent per annum and the Class B Common Stock dividend rate of 9.25 percent per annum combined for a weighted average dividend rate for the quarter ended September 30, 2025 of 8.65 percent.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2025	09/30/2024	09/30/2025	09/30/2024	09/30/2025	12/31/2024
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	Ending	Ending
	Average	Average	Average	Average	Rate	Rate
Secured Overnight Financing Rate (SOFR)[1]	4.33%	5.28%	4.33%	5.30%	4.24%	4.49%
Federal funds effective rate[1]	4.30	5.27	4.32	5.31	4.09	4.33
Federal Reserve interest rate on reserve balances[1]	4.37	5.34	4.39	5.38	4.15	4.40
3-month U.S. Treasury bill[1]	4.19	5.13	4.27	5.30	3.94	4.32
2-year U.S. Treasury note[1]	3.73	4.06	3.92	4.46	3.61	4.24
5-year U.S. Treasury note[1]	3.80	3.81	4.01	4.12	3.74	4.38
10-year U.S. Treasury note[1]	4.26	3.96	4.36	4.18	4.15	4.57
30-year residential mortgage note rate[1,2]	6.65	6.51	6.79	6.83	6.46	6.97

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed-rate mortgage contract rate.

At the October 2025 meeting, the Federal Open Market Committee (FOMC) of the Federal Reserve lowered the target range for the federal funds rate by 25 basis points to a range of 3.75 percent to 4.00 percent, in line with market expectations, noting the softening labor market and elevated inflation. Inflationary concerns and geopolitical tensions continued to affect financial markets. The ongoing government shutdown that began in October further complicates the economic outlook because, among other things, the suspension of the collection and release of key economic data throughout the shutdown precludes the FOMC from assessing the state of the economy on many of its traditional metrics. Future adjustments to the target range for the Federal funds rate will depend on incoming data, the evolving outlook, and the balance of risks associated with adjustments to interest rates. The FOMC announced the December 1, 2025 conclusion of its securities reduction program and indicated the intention to reinvest Agency principal repayments into Treasury bills.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2025.

Results of Operations
Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components		Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2025 vs. 09/30/2024		09/30/2025 vs. 09/30/2024
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(144,846)	(13.3)%	$(361,806)	(11.5)%
Total interest expense	(141,249)	(14.8)	(356,353)	(13.0)
Net interest income	(3,597)	(2.7)	(5,453)	(1.3)
Provision (reversal) for credit losses on mortgage loans	(772)	(989.7)	1,151	100.9
Net interest income after mortgage loan loss provision	(2,825)	(2.1)	(6,604)	(1.6)
Net gains (losses) on trading securities	(9,353)	(91.1)	(10,715)	(67.0)
Net gains (losses) on derivatives	10,837	104.2	(4,393)	(2,218.7)
Other non-interest income	(64)	(1.7)	(313)	(2.9)
Total other income (loss)	1,420	39.9	(15,421)	(57.7)
Operating expenses	(722)	(9.3)	(246)	(1.2)
Other non-interest expenses	7,314	38.9	17,548	31.0
Total other expenses	6,592	24.8	17,302	22.2
AHP assessments	(794)	(7.1)	(3,920)	(10.9)
NET INCOME	$(7,203)	(7.1)%	$(35,407)	(10.9)%

Net income decreased $7.2 million, or 7.1 percent, to $93.9 million for the three months ended September 30, 2025 compared to $101.1 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net income decreased $35.4 million, or 10.9 percent, to $288.0 million compared to $323.4 million for the same period in the prior year. The decrease in net income for the current quarter was driven by a decrease in net interest income and an increase in other expenses. The decrease in net income for the current quarter was driven by lower interest rates and higher voluntary contributions to housing and community investment programs. The decrease in net income for the current year-to-date period was driven by lower interest rates, higher voluntary contributions, and fair value fluctuations on economic hedges. See “Net Interest Income and Net Interest Margin,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income decreased $3.6 million for the quarter, or 2.7 percent, from $135.3 million for the three months ended September 30, 2024 to $131.7 million for the three months ended September 30, 2025. For the nine months ended September 30, 2025, net interest income decreased $5.5 million, or 1.3 percent, to $404.0 million compared to $409.4 million for the nine months ended September 30, 2024. Balance sheet composition, market interest rates and trends, and net interest spread affect net interest income and net interest margin on interest-earning assets, including advances, mortgage loans, and investments. The decrease in net interest income for the three- and nine-month periods ended September 30, 2025 was driven primarily by lower short-term interest rates and hedging adjustments on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets. Asset spreads declined as members continued to shift to lower-spread advance products. For the nine-month period, the average balance of liquidity holdings increased at lower spreads than in the prior year. As a result, net interest margin decreased three basis points for the current quarter, from 0.67 percent for the quarter ended September 30, 2024 to 0.64 percent for the quarter ended September 30, 2025. Net interest margin decreased by four basis points, from 0.71 percent for the nine months ended September 30, 2024 to 0.67 percent for the nine months ended September 30, 2025. Net interest spread increased between periods, from 0.38 percent for the quarter ended September 30, 2024 to 0.39 percent for the quarter ended September 30, 2025 and from 0.40 percent for the nine months ended September 30, 2024 to 0.42 percent for the nine months ended September 30, 2025. The slight increase in net interest spread was due primarily to changes in debt composition between periods.

The average balance of advances increased for both the three- and nine-month periods ended September 30, 2025 compared to the prior year periods, while yields decreased over the same period. The interest rate spread on advances also declined, attributed to a shift from short-term fixed-rate advances to adjustable-rate advances, which generally have lower spreads. The average balance of short and long-term investments increased for the nine months ended September 30, 2025 compared to the prior year period, with a decrease in yields and spreads resulting from the decline in short-term interest rates between periods. For further discussion of advances, investments, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.

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

Table 4

	Three Months Ended 09/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(223)	$(3,171)	$—	$—	$(176)	$(3,570)
Net amortization/accretion of hedging activities	903	—	215	—	102	1,220
Net interest received (paid)	42,328	36,137	—	(1,471)	(31,730)	45,264
Price alignment amount[1]	(599)	(1,034)	—	15	(11)	(1,629)
TOTAL	$42,409	$31,932	$215	$(1,456)	$(31,815)	$41,285

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 5

	Three Months Ended 09/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,564)	$9,069	$—	$(1,114)	$(1,821)	$4,570
Net amortization/accretion of hedging activities	860	—	96	—	99	1,055
Net interest received (paid)	80,173	53,913	—	(2,828)	(69,482)	61,776
Price alignment amount[1]	(2,303)	(2,908)	—	69	(80)	(5,222)
TOTAL	$77,166	$60,074	$96	$(3,873)	$(71,284)	$62,179

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 6

	Nine Months Ended 09/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(2,105)	$15,442	$—	$(190)	$(375)	$12,772
Net amortization/accretion of hedging activities	2,694	—	613	—	301	3,608
Net interest received (paid)	125,373	104,174	—	(1,654)	(91,667)	136,226
Price alignment amount[1]	(3,851)	(5,698)	—	35	(117)	(9,631)
TOTAL	$122,111	$113,918	$613	$(1,809)	$(91,858)	$142,975

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 7

	Nine Months Ended 09/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(259)	$29,479	$—	$129	$(49)	$29,300
Net amortization/accretion of hedging activities	2,515	—	417	—	292	3,224
Net interest received (paid)	238,672	156,926	—	(8,533)	(221,484)	165,581
Price alignment amount[1]	(11,283)	(12,467)	—	221	49	(23,480)
TOTAL	$229,645	$173,938	$417	$(8,183)	$(221,192)	$174,625

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	09/30/2025			09/30/2024
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,764,494	$31,405	4.51%	$2,820,610	$37,651	5.31%
Securities purchased under agreements to resell	3,409,239	37,835	4.40	2,951,522	40,217	5.42
Federal funds sold	4,671,446	51,438	4.37	5,176,924	69,652	5.35
Investment securities[1,2]	14,850,910	181,913	4.86	13,889,757	211,189	6.05
Advances[1,2]	46,770,546	550,890	4.67	46,324,602	650,770	5.59
Mortgage loans[3,4]	9,249,358	94,426	4.05	8,828,912	83,271	3.75
Other interest-earning assets	35,000	175	1.98	35,217	178	2.01
Total earning assets	81,750,993	948,082	4.60	80,027,544	1,092,928	5.43
Other non-interest-earning assets	248,148			369,730
Total assets	$81,999,141			$80,397,274

Interest-bearing liabilities:
Deposits	$983,202	$10,009	4.04%	$850,192	$10,811	5.06%
Consolidated obligations[1]:
Discount Notes	13,351,460	143,296	4.26	17,224,667	230,295	5.32
Bonds	62,596,878	662,625	4.20	57,323,639	716,141	4.97
Other borrowings	47,623	438	3.65	44,783	370	3.28
Total interest-bearing liabilities	76,979,163	816,368	4.21	75,443,281	957,617	5.05
Capital and other non-interest-bearing funds	5,019,978			4,953,993
Total funding	$81,999,141			$80,397,274

Net interest income and net interest spread[5]		$131,714	0.39%		$135,311	0.38%

Net interest margin[6]			0.64%			0.67%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $2.0 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively.
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

Table 9

	Three Months Ended
	09/30/2025 vs. 09/30/2024
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(736)	$(5,510)	$(6,246)
Securities purchased under agreements to resell	5,710	(8,092)	(2,382)
Federal funds sold	(6,369)	(11,845)	(18,214)
Investment securities	13,868	(43,144)	(29,276)
Advances	6,208	(106,088)	(99,880)
Mortgage loans	4,085	7,070	11,155
Other assets	(1)	(2)	(3)
Total interest-earning assets	22,765	(167,611)	(144,846)
Interest Expense[3]:
Deposits	1,543	(2,345)	(802)
Consolidated obligations:
Discount notes	(46,344)	(40,655)	(86,999)
Bonds	62,097	(115,613)	(53,516)
Other borrowings	24	44	68
Total interest-bearing liabilities	17,320	(158,569)	(141,249)
Change in net interest income	$5,445	$(9,042)	$(3,597)

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Nine Months Ended
	09/30/2025			09/30/2024
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,772,605	$91,522	4.41%	$2,784,231	$111,895	5.37%
Securities purchased under agreements to resell	3,186,952	105,257	4.42	2,964,124	120,583	5.43
Federal funds sold	4,625,696	151,842	4.39	4,471,281	180,720	5.40
Investment securities[1,2]	14,481,214	549,744	5.08	13,586,514	615,364	6.05
Advances[1,2]	46,075,771	1,607,592	4.66	44,665,703	1,877,261	5.61
Mortgage loans[3,4]	9,116,497	274,123	4.02	8,613,299	236,084	3.66
Other interest-earning assets	35,916	555	2.07	35,219	534	2.03
Total earning assets	80,294,651	2,780,635	4.63	77,120,371	3,142,441	5.44
Other non-interest-earning assets	247,808			292,797
Total assets	$80,542,459			$77,413,168

Interest-bearing liabilities:
Deposits	$914,577	27,907	4.08	$801,818	30,687	5.11
Consolidated obligations[1]:
Discount Notes	11,601,669	374,585	4.32	17,355,679	691,610	5.32
Bonds	62,997,603	1,972,976	4.19	54,310,542	2,009,680	4.94
Other borrowings	46,153	1,210	3.50	44,195	1,054	3.18
Total interest-bearing liabilities	75,560,002	2,376,678	4.21	72,512,234	2,733,031	5.04
Capital and other non-interest-bearing funds	4,982,457			4,900,934
Total funding	$80,542,459			$77,413,168

Net interest income and net interest spread[5]		$403,957	0.42%		$409,410	0.40%

Net interest margin[6]			0.67%			0.71%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $5.8 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Table 11

	Nine Months Ended
	09/30/2025 vs. 09/30/2024
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(465)	$(19,908)	$(20,373)
Securities purchased under agreements to resell	8,579	(23,905)	(15,326)
Federal funds sold	6,059	(34,937)	(28,878)
Investment securities	38,626	(104,246)	(65,620)
Advances	57,686	(327,355)	(269,669)
Mortgage loans	14,295	23,744	38,039
Other assets	11	10	21
Total earning assets	124,791	(486,597)	(361,806)
Interest Expense[3]:
Deposits	3,957	(6,737)	(2,780)
Consolidated obligations:
Discount notes	(201,620)	(115,405)	(317,025)
Bonds	296,260	(332,964)	(36,704)
Other borrowings	48	108	156
Total interest-bearing liabilities	98,645	(454,998)	(356,353)
Change in net interest income	$26,146	$(31,599)	$(5,453)

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 09/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(468)	$(464)	$—	$1,419	$312	$(574)	$225
Mortgage delivery commitments	—	—	688	—	—	—	688
Economic hedges – net interest received (paid)	591	506	—	(1,294)	(318)	38	(477)
Price alignment amount[1]	(7)	(1)	—	5	—	—	(3)
Net gains (losses) on derivatives	116	41	688	130	(6)	(536)	433
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	883	—	—	—		883
TOTAL	$116	$924	$688	$130	$(6)	$(536)	$1,316

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 13

	Three Months Ended 09/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(5,044)	$(13,414)	$—	$2,201	$(1,727)	$(17,984)
Mortgage delivery commitments	—	—	729	—	—	729
Commitment to issue discount notes
Economic hedges – net interest received (paid)	1,194	6,601	—	(531)	(362)	6,902
Price alignment amount[1]	(35)	(10)	—	(6)	—	(51)
Net gains (losses) on derivatives	(3,885)	(6,823)	729	1,664	(2,089)	(10,404)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	10,227	—	—	—	10,227
TOTAL	$(3,885)	$3,404	$729	$1,664	$(2,089)	$(177)

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 14

	Nine Months Ended 09/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(3,134)	$(4,885)	$—	$(183)	$584	$(3,405)	$(11,023)
Mortgage delivery commitments	—	—	1,505	—	—	—	1,505
Economic hedges – net interest received (paid)	1,781	4,463	—	(596)	(685)	39	5,002
Price alignment amount[1]	(50)	(2)	—	9	(32)	—	(75)
Net gains (losses) on derivatives	(1,403)	(424)	1,505	(770)	(133)	(3,366)	(4,591)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	5,257	—	—	—	—	5,257
TOTAL	$(1,403)	$4,833	$1,505	$(770)	$(133)	$(3,366)	$666

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 15

	Nine Months Ended 09/30/2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(2,499)	$(21,414)	$—	$1,516	$(1,727)	$(24,124)
Mortgage delivery commitments	—	—	497	—	—	497
Economic hedges – net interest received (paid)	3,512	21,951	—	(1,379)	(362)	23,722
Price alignment amount[1]	(177)	(120)	—	4	—	(293)
Net gains (losses) on derivatives	836	417	497	141	(2,089)	(198)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	15,899	—	—	—	15,899
TOTAL	$836	$16,316	$497	$141	$(2,089)	$15,701

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

The change between both the current three- and nine-month periods compared to the prior year periods was attributed to fair value fluctuations and a decrease in net interest settlements during the current periods resulting from changes in the level of swap index rates.

Tables 16 and 17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	09/30/2025			09/30/2024
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
GSE debentures	$—	$—	$—	$(1,577)	$1,397	$(180)
GSE MBS	(464)	883	419	(7,940)	8,830	890
TOTAL	$(464)	$883	$419	$(9,517)	$10,227	$710

Table 17

	Nine Months Ended
	09/30/2025			09/30/2024
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
GSE debentures	$(179)	$116	$(63)	$(5,241)	$4,403	$(838)
GSE MBS	(4,706)	5,141	435	(10,480)	11,496	1,016
TOTAL	$(4,885)	$5,257	$372	$(15,721)	$15,899	$178

For additional detail regarding gains and losses on trading securities, see Table 18 and related discussion below.

See Tables 36 and 37 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: Historically, our trading portfolio has been comprised primarily of fixed-rate multifamily GSE MBS, with a small percentage of fixed-rate GSE debentures and variable-rate single-family GSE MBS. Periodically, we also invest in short-term securities and U.S. Treasury obligations classified as trading. In general, the fixed-rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed-rate securities and the related economic hedges. The fair values of the fixed-rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads and are swapped on an economic basis to SOFR. The fair values of the fixed-rate GSE debentures are sensitive to changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to SOFR.

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

Table 18

	Three Months Ended		Nine Months Ended
	09/30/2025	09/30/2024	09/30/2025	09/30/2024
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$28	$37	$21	$94
Total trading securities not hedged	28	37	21	94
Trading securities hedged on an economic basis with derivatives:
GSE debentures	—	1,397	116	4,403
GSE MBS	883	8,830	5,141	11,496
Total trading securities hedged on an economic basis with derivatives	883	10,227	5,257	15,899
TOTAL	$911	$10,264	$5,278	$15,993

The fair value fluctuations on the securities in the trading portfolio for the current periods reflect the changes in term Treasury and mortgage rates relative to the prevailing yields at the end of the prior year periods. In addition to interest rates and credit spreads, the value of these securities is affected by price convergence to par which results in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $6.6 million and $17.3 million for the three and nine months ended September 30, 2025, respectively. The increases are due primarily to increases in voluntary contributions in accordance with the planned increase in the annual amount committed to voluntary programs. FHLBank voluntarily committed at least $26.5 million, or five percent of its 2024 net income before assessments, to voluntary programs in 2025 compared to $16.5 million contributed for the prior year. These voluntary contributions are in addition to the statutory AHP assessments under the Bank Act required to fund affordable housing initiatives. Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded, which does not occur ratably throughout the year.

Financial Condition
Overall: Table 19 presents the percentage concentration of the major components of our Statements of Condition:

Table 19

	Component Concentration
	09/30/2025	12/31/2024
Assets:
Cash and due from banks	—%	—%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	13.6	14.3
Investment securities	18.7	18.1
Advances	55.1	54.9
Mortgage loans, net	11.6	11.8
Other assets	1.0	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.4%	1.4%
Consolidated obligation discount notes, net	22.7	19.0
Consolidated obligation bonds, net	70.1	73.6
Other liabilities	0.6	0.6
Total liabilities	94.8	94.6

Capital:
Capital stock outstanding	3.2	3.5
Retained earnings	2.2	2.1
Accumulated other comprehensive income (loss)	(0.2)	(0.2)
Total capital	5.2	5.4
Total liabilities and capital	100.0%	100.0%

Table 20 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 20

	Increase (Decrease) in Components
	09/30/2025 vs. 12/31/2024
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$1,880	7.4%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	43,540	0.4
Investment securities	1,191,339	8.7
Advances	2,377,031	5.7
Mortgage loans, net	334,884	3.7
Other assets	22,600	3.3
Total assets	$3,971,274	5.2%

Liabilities:
Deposits	$57,015	5.8%
Consolidated obligation discount notes, net	3,718,522	25.8
Consolidated obligation bonds, net	106,451	0.2
Other liabilities	41,744	7.9
Total liabilities	3,923,732	5.5

Capital:
Capital stock outstanding	(76,241)	(2.9)
Retained earnings	117,935	7.3
Accumulated other comprehensive income (loss)	5,848	(4.2)
Total capital	47,542	1.2
Total liabilities and capital	$3,971,274	5.2%

Total assets increased $4.0 billion between periods, from $75.9 billion at December 31, 2024 to $79.9 billion at September 30, 2025, driven by the $2.3 billion increase in advances and the $1.2 billion increase in long-term investments between periods. Asset composition remained relatively consistent from the end of 2024 through the third quarter of 2025, with advances continuing to comprise the largest asset on the balance sheet, increasing from 54.9 percent of total assets at December 31, 2024 to 55.1 percent at September 30, 2025. Total liabilities increased $3.9 billion from December 31, 2024 to September 30, 2025, which corresponded to the increase in assets, but the composition of debt shifted between periods. Consolidated obligation bonds and discount notes represented 79.5 percent and 20.5 percent of total consolidated obligations, respectively, at December 31, 2024 compared to 75.5 percent and 24.5 percent at September 30, 2025. This composition shift is due to increases in swapped fixed-rate non-callable discount notes, and declines in bonds. Total capital increased $47.5 million, or 1.2 percent, from December 31, 2024 to September 30, 2025 primarily due to an increase in retained earnings in excess of dividends paid, partially offset by a decrease in capital stock due to the decline in excess capital stock (see Table 32).

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at September 30, 2025 and December 31, 2024. Advance par value increased by $2.1 billion, or 5.2 percent, from $41.9 billion at December 31, 2024 to $44.0 billion at September 30, 2025 (see Table 21). Advance demand has remained strong among FHLBank membership, especially among large depository institutions and insurance companies. Increasing deposit balances and/or declining loan demand at depository members could soften advance demand in future periods. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; overnight line of credit, adjustable-rate advances, and short-term fixed-rate advances were 59.9 percent of the portfolio at September 30, 2025 compared to 58.4 percent as of December 31, 2024. This increase is attributed primarily to growth of $2.8 billion, or 23.3 percent, in regular adjustable-rate advances and $0.9 billion, or 35.5 percent, in short-term fixed-rate advances.

We elect to swap a significant portion of fixed-rate advances with longer maturities to short-term indices to synthetically create adjustable-rate advances to manage interest rate risk. When coupled with the volume of our short-term fixed-rate and adjustable-rate advances, advances that effectively reprice at least every three months represented 97.7 percent and 95.9 percent of our total advance portfolio as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, 60.0 percent and 62.8 percent, respectively, of our members carried outstanding advance balances. Advance balances may be impacted by accommodative monetary policy changes, which typically occur in an operating environment with lower loan demand and higher deposit balances. Members also have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Table 21 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified between periods (e.g., from fixed-rate callable advance to regular fixed-rate advance) due to the occurrence of a triggering event such as the passing of a call date.

Table 21

	09/30/2025		12/31/2024
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$7,040,447	16.0%	$8,829,398	21.1%
Adjustable-rate:
Standard advance products:
Regular adjustable-rate advances	14,712,600	33.4	11,931,497	28.5
Adjustable-rate callable advances	985,350	2.2	983,500	2.3
Standard housing and community development advances:
Adjustable-rate callable advances	19,035	0.1	20,535	0.1
Total adjustable-rate term advances	15,716,985	35.7	12,935,532	30.9
Fixed-rate:
Standard advance products:
Short-term fixed-rate advances[2]	3,602,593	8.2	2,658,109	6.4
Regular fixed-rate advances	13,192,041	30.0	12,944,095	30.9
Fixed-rate callable advances	52,137	0.1	48,302	0.1
Fixed-rate putable advances	3,334,400	7.6	3,095,200	7.4
Fixed-rate convertible advances	—	—	20,500	0.1
Standard housing and community development advances:
Regular fixed-rate advances	188,270	0.4	234,266	0.6
Fixed-rate callable advances	458	—	458	—
Total fixed-rate term advances	20,369,899	46.3	19,000,930	45.5
Amortizing:
Standard advance products:
Fixed-rate amortizing advances	715,390	1.6	900,980	2.2
Fixed-rate callable amortizing advances	15,755	—	16,585	—
Standard housing and community development advances:
Fixed-rate amortizing advances	165,673	0.4	179,156	0.3
Fixed-rate callable amortizing advances	11,957	—	13,111	—
Total amortizing advances	908,775	2.0	1,109,832	2.5
TOTAL PAR VALUE	$44,036,106	100.0%	$41,875,692	100.0%

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

Table 22

Borrower Name	09/30/2025		12/31/2024
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$11,830,000	26.9%	$10,125,000	24.2%
BOKF, N.A.	3,200,000	7.3	3,000,000	7.2
United of Omaha Life Insurance Co.	3,173,921	7.2	2,747,585	6.6
Capitol Federal Savings Bank	1,950,984	4.4	2,164,488	5.2
First United Bank Trust Co.	1,937,794	4.4	2,230,000	5.3
TOTAL	$22,092,699	50.2%	$20,267,073	48.5%

Table 23 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands).

Table 23

	Three Months Ended
	09/30/2025		09/30/2024
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$143,353	28.2%	$157,983	27.5%
BOKF, N.A.	57,927	11.4	88,391	15.4
United of Omaha Life Insurance Co.	29,114	5.7	33,478	5.8
First United Bank & Trust	22,673	4.5	31,449	5.5
Security Life of Denver Insurance Co.	22,506	4.4	29,820	5.2
TOTAL	$275,573	54.2%	$341,121	59.4%

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

Table 24

	Nine Months Ended
	09/30/2025		09/30/2024
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$407,877	27.4%	$424,528	25.7%
BOKF, N.A.	177,183	11.9	282,287	17.1
United of Omaha Life Insurance Co.	87,760	5.9	91,799	5.6
Security Life of Denver Insurance Co.	69,997	4.7	84,945	5.1
First United Bank & Trust Co.	69,948	4.7	80,145	4.9
TOTAL	$812,765	54.6%	$963,704	58.4%

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

The mortgage loan portfolio increased $0.4 billion between periods, from $8.9 billion at December 31, 2024 to $9.3 billion at September 30, 2025. As mortgage interest rates decline, we generally expect increases in prepayments and new originations of mortgage loans. When rates increase, repayments and originations typically decline. Acquisition activity continues to outpace prepayments, attributable to the elevated interest rate environment and origination activity at larger average loan amounts. Despite the increase in the portfolio, net mortgage loans as a percentage of total assets decreased 0.2 percent, from 11.8 percent as of December 31, 2024 to 11.6 percent as of September 30, 2025 due to the increase in total assets. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2025 was $1.1 billion.

As of September 30, 2025, our top five PFIs, in the aggregate, accounted for 19.8 percent of our mortgage loans held for portfolio, compared to 19.6 percent at December 31, 2024.

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

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2025 was 750 and 75.4 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $348.0 thousand from December 31, 2024 to September 30, 2025. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.1 percent of the amortized cost of total conventional loans at both September 30, 2025 and December 31, 2024. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $1.2 billion from December 31, 2024 to September 30, 2025 primarily driven by an increase in multifamily agency commercial MBS securities.

Liquidity Portfolio – Our liquidity portfolio is used to provide funds for our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income. It is comprised of short-term investments, primarily interest-bearing deposits, reverse repurchase agreements, Federal funds sold, and certificates of deposit. Fluctuations in the liquidity portfolio reflect the impact of regulatory requirements, anticipated member liquidity needs, and the timing of paydowns, maturities, and investment opportunities on liquidity management practices.

Within our portfolio of short-term liquidity investments, counterparty credit risk arises from unsecured exposures. Our short-term unsecured credit investments have maturities generally ranging from overnight to three months, and may include the following types:
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

Table 25

	09/30/2025	12/31/2024
Interest-bearing deposits	$2,310,435	$2,142,391
Federal funds sold	4,650,000	3,575,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,960,435	$5,717,391

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. We may extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2025, all unsecured investments were rated as investment grade based on NRSROs (see Table 28).

Table 26 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2025 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 26

Domicile of Counterparty	Overnight
Domestic	$2,310,435
U.S. Branches and agency offices of foreign commercial banks:
Canada	1,850,000
Australia	1,150,000
Sweden	750,000
Germany	400,000
United Kingdom	300,000
Finland	200,000
Total U.S. Branches and agency offices of foreign commercial banks	4,650,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,960,435

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of September 30, 2025, the aggregate value of our MBS portfolio represented 275 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in recent periods. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of September 30, 2025 are summarized by security type in Table 27 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2024. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 27

	09/30/2025					12/31/2024
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE debentures	$—	$—	$—	$—	$—	$17,884
GSE MBS	—	73,463	4,475	3,301	81,239	422,079
Total trading securities	—	73,463	4,475	3,301	81,239	439,963
Available-for-sale securities:
U.S. Treasury obligations	1,571,002	1,554,139	—	—	3,125,141	3,237,223
U.S. obligation MBS	—	—	—	64,102	64,102	77,263
GSE MBS	197,814	2,848,970	5,475,702	2,864,800	11,387,286	9,718,954
State or local housing agency obligations	—	—	34,250	23,648	57,898	24,179
Total available-for-sale securities	1,768,816	4,403,109	5,509,952	2,952,550	14,634,427	13,057,619
Held-to-maturity securities:
State or local housing agency obligations	—	—	29,755	—	29,755	30,895
GSE MBS	—	20,008	2,436	140,881	163,325	188,931
Total held-to-maturity securities	—	20,008	32,191	140,881	193,080	219,826

Total securities	1,768,816	4,496,580	5,546,618	3,096,732	14,908,746	13,717,408

Interest-bearing deposits	2,310,963	—	—	—	2,310,963	2,142,423

Federal funds sold	4,650,000	—	—	—	4,650,000	3,575,000

Securities purchased under agreements to resell	3,950,000	—	—	—	3,950,000	5,150,000
TOTAL INVESTMENTS	$12,679,779	$4,496,580	$5,546,618	$3,096,732	$25,819,709	$24,584,831

Weighted average yields[1]:
Available-for-sale securities	2.38%	3.24%	4.45%	4.69%
Held-to-maturity securities	—%	3.06%	2.60%	1.71%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 28 and 29 present the carrying value of our investments by rating as of September 30, 2025 and December 31, 2024 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 28

	09/30/2025
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$481,528	$1,829,435	$—	$2,310,963

Federal funds sold[2]	—	2,100,000	2,550,000	—	4,650,000

Securities purchased under agreements to resell[3]	—	750,000	800,000	2,400,000	3,950,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,125,141	—	—	3,125,141
State or local housing agency obligations	87,653	—	—	—	87,653
Total non-mortgage-backed securities	87,653	3,125,141	—	—	3,212,794
Mortgage-backed securities:
U.S. obligation MBS	—	64,102	—	—	64,102
GSE MBS	—	11,631,850	—	—	11,631,850
Total mortgage-backed securities	—	11,695,952	—	—	11,695,952

TOTAL INVESTMENTS	$87,653	$18,152,621	$5,179,435	$2,400,000	$25,819,709

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $47.0 million at September 30, 2025.
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

Table 30 details interest rate payment terms for the carrying value of our investment securities as of September 30, 2025 and December 31, 2024 (in thousands). We generally manage the interest rate risk associated with our fixed-rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable-rate index. For more information on our interest rate swaps, see Tables 36 and 37 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Table 30

	09/30/2025	12/31/2024
Trading securities:
Non-mortgage-backed securities:
Fixed-rate	$—	$17,884
Non-mortgage-backed securities	—	17,884
Mortgage-backed securities:
Fixed-rate	73,462	412,977
Variable-rate	7,777	9,102
Mortgage-backed securities	81,239	422,079
Total trading securities	81,239	439,963
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed-rate	3,183,039	3,261,402
Non-mortgage-backed securities	3,183,039	3,261,402
Mortgage-backed securities:
Fixed-rate	7,192,201	4,996,621
Variable-rate	4,259,187	4,799,596
Mortgage-backed securities	11,451,388	9,796,217
Total available-for-sale securities	14,634,427	13,057,619
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable-rate	29,755	30,895
Non-mortgage-backed securities	29,755	30,895
Mortgage-backed securities:
Fixed-rate	11,347	15,915
Variable-rate	151,978	173,016
Mortgage-backed securities	163,325	188,931
Total held-to-maturity securities	193,080	219,826
TOTAL	$14,908,746	$13,717,408

Deposits: Deposits are generally an insignificant source of funding. Total deposits increased $57.0 million from December 31, 2024 to September 30, 2025 due to an increase in demand and term deposits, partially offset by a decrease in overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Fluctuations in deposits have little impact on our ability to obtain liquidity. Specific disclosures about deposits that exceed Federal Deposit Insurance Corporation (FDIC) limits have been omitted as deposits are not insured by the FDIC. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 31 presents the carrying value of consolidated obligation bonds and discounts notes as of September 30, 2025 and December 31, 2024 (in thousands).

Table 31

	09/30/2025	12/31/2024
Bonds:
Par value	$56,047,910	$56,060,550
Premiums	10,527	12,044
Discounts	(3,438)	(3,054)
Concession fees	(12,724)	(12,085)
Hedging adjustments	(71,318)	(192,949)
Total bonds	55,970,957	55,864,506
Discount Notes:
Par value	18,295,912	14,518,446
Discounts	(160,823)	(101,891)
Concession fees	(370)	(345)
Hedging adjustments	850	837
Total discount notes	18,135,569	14,417,047
TOTAL	$74,106,526	$70,281,553

Total consolidated obligations increased $3.8 billion, or 5.4 percent, from December 31, 2024 to September 30, 2025 aligning with the increase in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 79.5 percent and 20.5 percent, respectively, at December 31, 2024 compared to 75.5 percent and 24.5 percent at September 30, 2025, respectively, mostly due to an increase in discount notes and a decrease in short-term variable rate bonds, partially offset by a slight increase in swapped fixed-rate callable bonds. Callable bonds outstanding increased from $17.0 billion at December 31, 2024 to $17.2 billion at September 30, 2025. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we call the hedged bond. Callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or Overnight Index Swap (OIS). For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by clearinghouse or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the SOFR and OIS interest rate curves, and time decay can also drive the market price for derivatives.

The notional amount of total derivatives outstanding increased by $4.9 billion, from $52.0 billion at December 31, 2024 to $56.9 billion at September 30, 2025, primarily due to increases in interest rate swaps hedging discount notes, available-for-sale MBS, and bonds, partially offset by decreases in interest rate caps hedging duration and convexity. These changes correspond with the changes in balance sheet composition as previously discussed. For additional information regarding the types of derivative instruments and risks hedged, see Tables 36 and 37 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.

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

Sources and Uses of Liquidity – A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, we generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for our portion of consolidated obligations (i.e., those obligations issued on our behalf). In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks. Our uses of liquidity primarily include repaying called and maturing consolidated obligations for which we are the primary obligor, issuing advances, and purchasing investments and mortgage loans. We also use liquidity to repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, other secured and unsecured borrowings, interest income, and sales of unencumbered assets.

During the nine months ended September 30, 2025, proceeds from the issuance of bonds and discount notes (net of premiums and discounts) were $61.0 billion and $441.0 billion, respectively, compared to $53.4 billion and $462.5 billion for the nine months ended September 30, 2024. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of issuing discount notes. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our liquidity portfolio consists of cash, certificates of deposit, short-term liquidity investments, and long-term investments with remaining maturities of one year or less. Short-term liquidity investments include Federal funds sold, interest-bearing demand deposits, and reverse repurchase agreements. The maturities of our short-term liquidity investments are structured to provide periodic cash flows to support our ongoing liquidity needs. Our liquidity portfolio increased between periods, from $11.9 billion as of December 31, 2024 to $12.7 billion as of September 30, 2025.

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

During the nine months ended September 30, 2025, advance disbursements totaled $190.5 billion compared to $199.8 billion for the prior year period which reflects a decrease in short-term advance utilization compared to the prior year period. Periods with high short-term advance utilization typically have more frequent maturity and renewal activity, which results in higher cumulative disbursement and maturity amounts. Investment purchases (excluding overnight investments) totaled $2.3 billion in the nine months ended September 30, 2025 compared to $1.8 billion for the same period in 2024. Payments on maturing and retired consolidated obligation bonds and discount notes were $61.0 billion and $437.3 billion, respectively, for the nine months ended September 30, 2025 compared to $46.2 billion and $465.9 billion for the prior year period.

Capital: Total capital increased $47.5 million, or 1.2 percent, from December 31, 2024 to September 30, 2025 primarily due to an increase in retained earnings in excess of dividends paid, partially offset by a decrease in excess capital stock (see Table 32). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 32 provides a summary of member capital requirements under our current capital plan as of September 30, 2025 and December 31, 2024 (in thousands):

Table 32

Requirement	09/30/2025	12/31/2024
Asset-based (Class A Common Stock only)	$188,653	$187,495
Activity-based (additional Class B Common Stock)[1]	2,138,157	2,030,000
Total Required Stock[2]	2,326,810	2,217,495
Excess Stock (Class A and B Common Stock)	234,478	417,335
Total Regulatory Capital Stock[2]	$2,561,288	$2,634,830

Activity-based Requirements:
Advances[3]	$1,977,175	$1,879,698
Letters of credit	15,021	18,857
AMA assets (mortgage loans)[4]	275,459	265,301
Total Activity-based Requirement	2,267,655	2,163,856
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	59,155	53,639
Total Required Stock[2]	$2,326,810	$2,217,495

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Capital, Capital Rules and Dividends” in our annual report on Form 10-K for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of September 30, 2025 and December 31, 2024.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $170.1 million for the nine months ended September 30, 2025 compared to $170.4 million for the same period in the prior year. The weighted average dividend rate was 8.65 percent and 8.68 percent for the three and nine months ended September 30, 2025, respectively, which represented a dividend payout ratio of 60.9 percent and 59.1 percent over the same respective periods. The weighted average dividend rate was 8.90 percent and 8.82 percent for the three and nine months ended September 30, 2024, respectively, which represented a dividend payout ratio of 58.0 percent and 52.7 percent, respectively. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in September 2025 were based on income earned during the three months ended August 31, 2025. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2024 for other factors that contribute to the level of dividends paid.)

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

Table 33

Applicable Rate per Annum	09/30/2025	06/30/2025	03/31/2025	12/31/2024	09/30/2024
Class A Common Stock	4.25%	4.25%	4.50%	4.75%	4.75%
Class B Common Stock	9.25	9.25	9.50	9.50	9.50
Weighted Average[1]	8.65	8.59	8.81	8.84	8.90
Dividend Parity Threshold:
Average effective overnight Federal funds rate	4.30%	4.33%	4.33%	4.66%	5.27%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	2.30%	2.33%	2.33%	2.66%	3.27%

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

FHLBank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus, such as deregulation, which have affected, and will likely continue to affect, certain aspects of FHLBank’s business operations, and could impact FHLBank’s financial condition, results of operations and reputation.

As of the third quarter of 2025, the FHFA has rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. We are reviewing this rescission and assessing the potential impact on our collateral eligibility policies. In addition, the FHFA has withdrawn two proposed rules published in 2024: (1) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance; and (2) the proposed rule published in October 2024 that would have amended FHLBank’s capital requirements by modifying limits on FHLBank’s extensions of unsecured credit. In October 2025, the FHFA rescinded several advisory bulletins and certain technical guidance documents. We are reviewing these rescissions and assessing any potential impact they may have on FHLBank and its policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on FHLBank and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on FHLBank. For further discussion of related risks, see Part I, Item 1A. –”Risk Factors” in FHLBank’s Form 10-K for the year ended December 31, 2024.

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

Table 34 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 34

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2025	1.4	1.6	0.4
06/30/2025	1.5	1.4	0.5
03/31/2025	1.8	1.7	0.6
12/31/2024	2.0	1.9	0.7
09/30/2024	2.7	2.5	1.5

The primary factors contributing to the net changes in duration from December 31, 2024 to September 30, 2025 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable-rate collateralized mortgage obligations (CMOs) and their effective cap levels; (2) the relative percent of total assets represented by the fixed-rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period. The decrease in longer-term interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable-rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration changes from the variable-rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during 2024, leading to the less asset sensitive DOE level in the +200 interest rate shock scenario.

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

The change in interest rates during the period generally shortens the duration profile for both the fixed-rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The increase in advances during the period generated a marginally greater contribution and an overall modest net duration profile change from the mortgage loan and unswapped callable bond portfolios. This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. With the increase in our mortgage loan portfolio balance, the net impact was a slight increase as a percentage of total assets during this period, so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed-rate mortgage loan portfolio.

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

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.0 month and 1.2 months as of September 30, 2025 and December 31, 2024, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 35 presents MVE as a percent of TRCS. As of September 30, 2025, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed-rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of September 30, 2025 (see Table 32) contributed to the MVE levels as of September 30, 2025. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 35

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2025	155	159	162
06/30/2025	151	155	158
03/31/2025	153	158	161
12/31/2024	148	153	158
09/30/2024	148	156	161

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

Table 36

09/30/2025
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Fair Value Hedge	$13,129,858	$(5,085)
Fixed-rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	3,334,400	(26,727)
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Economic Hedge	180,783	609
Firm commitment to issue a fixed-rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	5,665	4
Investments
Fixed-rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	3,100,000	(905)
Fixed-rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	7,154,615	11,856
Fixed-rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	74,784	1,564
Mortgage Loans Held for Portfolio
Fixed-rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	72,124	54
Consolidated Obligation Discount Notes
Fixed-rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	8,820,920	163
Fixed-rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	5,176,725	289
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Economic Hedge	490,576	(12)
Consolidated Obligation Bonds
Fixed-rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Fair Value Hedge	3,726,000	1,174
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	Fair Value Hedge	9,319,000	(12,968)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	500,000	4,639
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	773,000	(18,343)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	55,000	(87)
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	835,000	698
Cost of funds or asset	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	150,000	(3)
TOTAL				$56,898,450	$(43,080)

Table 37

12/31/2024
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Fair Value Hedge	$12,541,236	$2,387
Fixed-rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	20,500	181
Fixed-rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	3,095,200	(1,397)
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Economic Hedge	581,304	1,107
Firm commitment to issue a fixed-rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	8,730	11
Investments
Fixed-rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	3,300,000	641
Fixed-rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	5,128,426	37,078
Fixed-rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	18,000	2
Fixed-rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	419,438	7,198
Mortgage Loans Held for Portfolio
Fixed-rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	34,524	(43)
Consolidated Obligation Discount Notes
Fixed-rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	7,247,448	(7)
Fixed-rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,969,182	9
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Economic Hedge	198,705	(5)
Consolidated Obligation Bonds
Fixed-rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Fair Value Hedge	2,642,000	(34,414)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	Fair Value Hedge	7,355,000	(125,425)
Variable-rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable-rate index in the bond to a more desirable variable-rate index	Economic Hedge	500,000	(70)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	823,000	(39,065)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Economic Hedge	1,750,000	16,941
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	2,604,000	4,181
Cost of funds or asset	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	750,000	6
TOTAL				$51,986,693	$(130,684)

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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

November 7, 2025	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

November 7, 2025	By: /s/ Philip D. Bacchus
Date	Philip D. Bacchus
Senior Vice President and Chief Financial Officer