Form 10-K
period 2025-12-31
Federal Home Loan Bank of Topeka
filed 2026-03-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2025, the aggregate par value of stock held by current and former members of the registrant was $2,593,145,000, and 25,931,450 total shares were outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
February 27, 2026
Class A Stock, par value $100 per share	3,066,551
Class B Stock, par value $100 per share	22,343,926

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

Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent FHLBank’s intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond FHLBank’s ability to control or predict. For further discussion of these factors see "Summary Risk Factors" below and Item 1A – “Risk Factors.”

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

SUMMARY RISK FACTORS

FHLBank cautions that by their nature forward-looking statements involve varying degrees of risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties. You should carefully review and consider the full discussion of our risk factors in Item 1A – “Risk Factors.” If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Principal risk factors relating to FHLBank’s business include, but are not limited to:
•Changes in the general economy;
•Political events, including legislative, regulatory, and judicial events and actions that affect FHLBank, its members, counterparties, other FHLBanks or investors in the consolidated obligations of the FHLBanks, such as any government-sponsored enterprise (GSE) reforms, any changes resulting from FHFA’s review and analysis of the FHLBank System, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;
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

PART I

Item 1: Business

General
One of 11 FHLBanks, Federal Home Loan Bank of Topeka (“we,” “us,” “our,” “FHLBank” or “FHLBank Topeka”) is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). The FHLBanks are U.S. GSEs. Each FHLBank is a cooperative owned by member institutions located within a defined geographic district and operates as a separate corporate entity with its own management, employees and board of directors. The members purchase capital stock in an FHLBank and generally receive dividends on their capital stock investment. Our defined geographic district is Colorado, Kansas, Nebraska, and Oklahoma.

Our mission is to be a reliable provider of funding, liquidity, and services to promote housing, jobs and general prosperity through products and services that assist our members in supporting their communities. Our primary business is making collateralized loans, known as advances, to member institutions (members) and certain qualifying non-members (housing associates) and acquiring residential mortgage loans from members. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, and cash management. We are generally limited to providing products and services only to members and qualifying non-members. Section 1433 of the Bank Act provides that FHLBanks are exempt from federal, state, and local taxation, except for real property taxes. FHLBank Topeka manages its operations as a single operating segment. Management allocates resources and assesses financial performance on an enterprise-wide basis. We do not have any wholly or partially owned subsidiaries and do not have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.

We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, federally or privately insured credit union, or insurance company, engaged in residential housing finance can apply for membership in FHLBank. Community development financial institutions (CDFI) certified by the CDFI fund of the U.S. Department of the Treasury, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members. (See Table 35 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for counts and balances by member type.) Community Financial Institutions (CFI) are defined in the Bank Act, as amended by the Housing and Economic Recovery Act of 2008 (Recovery Act), as all institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2025, this specified amount was $1.5 billion.

Our members are required to purchase and hold our capital stock as a condition of membership and in proportion to their asset size and business activity with us. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements. Our capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own our capital stock as a result of a merger with or acquisition of a member or by former members that retain capital stock to support advances or other obligations that remain outstanding. Because we operate as a cooperative, as a result of the stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, transactions with related party includes 1) transactions with any beneficial owner of more than five percent of any class of our voting stock; and 2) transactions with management, defined to include any person who is, or at any time since the beginning of our last fiscal year was, one of our executive officers or a member of our board of directors. Information on business activities with related parties is provided in Tables 61 and 62 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission achievement guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances. As of December 31, 2025, our Primary Mission Asset ratio was 77 percent. We generally intend to maintain the Primary Mission Asset ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent. This ratio, however, is dependent on several variables, such as member demand for our advance and mortgage loan products, and we may be unable to maintain the ratio at this level indefinitely.

We obtain our funds from several sources. Our primary funding source is the issuance of FHLBank debt issued to the public in the capital markets, known as “consolidated obligations.” All new debt is jointly issued by the FHLBanks through the Office of Finance, which serves as their fiscal agent in accordance with the Bank Act and applicable regulations. The FHFA and the U.S. Secretary of the Treasury oversee the issuance of all FHLBank debt. Generally, consolidated obligations are traded in the over-the-counter market. All 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, the capital markets have historically effectively treated the FHLBanks’ consolidated obligations as federal agency debt, providing the FHLBanks with access to funding at relatively favorable rates. Deposits, other borrowings and the proceeds from the issuance of capital stock to members are also sources of funds.

Products and Services
Advances: We fulfill our mission by making advances to our members and housing associates. The following table summarizes the advance product offerings as of December 31, 2025:

Product	Description	Maturity
Overnight Line of Credit Advances	Reprices and matures daily, non-prepayable	Overnight
Short-term Fixed-rate Advances	Non-amortizing, non-prepayable	3 days to 93 days
Fixed-rate Advances	Amortizing or non-amortizing, prepayable with a fee	94 days to 360 months
Adjustable-rate Advances	Non-amortizing, prepayable with fee (if any) on interest rate reset dates	1 month to 120 months
Callable Advances	Fixed or variable, with an option to prepay without a fee on specified dates	12 months to 360 months for fixed rate, 4 months to 180 months for variable rate
Putable Advances	Fixed rate, member sells option that allows advance to be put (called away) after a predetermined lockout period	24 months to 180 months, with lockout periods up to 60 months
Forward-Settling Advances	Commitment to lock in rate and term of a fixed-rate advance	Up to 24 months prior to settlement date

FHFA regulations require us to price our credit products consistently and on a non-discriminatory basis. Specifically, FHFA regulations prohibit us from pricing advances below our marginal cost of raising matching term and maturity funds in the marketplace, including embedded options, and the administrative and operating costs associated with making such advances to members. Consequently, advances are typically priced at spreads above our cost of funds. However, we are permitted to differentially price our products based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

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

In addition to members, we may make advances to housing associates that meet regulatory eligibility requirements, including approval as a lender under Title II of the National Housing Act of 1934. Eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members and restrictive collateral provisions apply if the housing associate does not qualify as a state housing finance agency (HFA). FHLBank must approve each applicant. As of December 31, 2025, we have approved and maintain customer relationships with three housing associates who are all state HFAs.

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

Table 21 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” presents information on our five largest borrowers as of December 31, 2025 and 2024.

Standby Letters of Credit: We issue standby letters of credit on behalf of members to support certain obligations of the members to third-party beneficiaries, often as collateral for deposits from public sector entities or for residential housing financing and community lending. Generally, the term of a letter of credit is one year renewable annually with a final expiration date of up to ten years after issuance. Members are required to fully collateralize the face amount of any letter of credit issued. Members are charged a fee based on the face amount of the letter of credit. If we are required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member immediately or, subject to our discretion, may be converted into an advance to the member. The underwriting and collateral requirements for letters of credit are the same as they are for advances. Letters of credit are subject to an activity stock purchase requirement. For additional details on our letters of credit, see Note 14 of the Notes to Financial Statements under Item 8 – “ Financial Statements and Supplementary Data”.

Mortgage Loans: We purchase residential mortgage loan products from members and housing associates, referred to as participating financial institutions (PFI), through the MPF Program, a secondary mortgage market structure developed by FHLBank Chicago. Under the MPF Program, we invest in qualifying conventional conforming and government-guaranteed or government-insured fixed-rate mortgage loans. The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF Program portfolio mortgage loans are considered Acquired Member Assets (AMA), a core mission activity of the FHLBanks, as defined by FHFA regulations. Our AMA risk tolerance limit for our investment in mortgage loans held for portfolio is 20 percent of total assets.

MPF Original, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or originated by the PFI. Under these MPF portfolio products, the PFI performs all traditional retail loan origination functions. In addition to the MPF portfolio products, we also offer MPF Xtra and MPF Government mortgage-backed securities (MBS). MPF Xtra is an off-balance sheet product structured to facilitate a loan sale from the PFI to FHLBank Chicago and simultaneously to the Federal National Mortgage Association (Fannie Mae). MPF Government MBS is an off-balance sheet product structured to facilitate a loan sale of government-guaranteed or government-insured loans from the PFI to FHLBank Chicago for securitization into Government National Mortgage Association (Ginnie Mae) MBS. We receive a counterparty fee from our PFIs for our role in MPF Xtra and MPF Government MBS.

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

Mortgage Standards – PFIs are required to deliver residential mortgage loans that meet the eligibility requirements in the MPF Guides. The eligibility guidelines in the MPF Guides applicable to the conventional mortgage loans in our portfolio are broadly summarized as follows:
▪Mortgage characteristics: MPF loans must be qualifying 5 - 30-year conforming conventional, fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied 1 - 4-unit single-family residential properties and single-unit second homes.
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

Allocation of Risk: The MPF Program is designed to allocate risks associated with residential mortgage loans between the PFIs and FHLBank in accordance with the FHFA AMA regulation requirements. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate residential mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing rights of residential mortgage loans, the PFI retains control of the functions that impact credit quality the most. We are responsible for managing the interest rate, prepayment, and liquidity risks associated with holding residential mortgage loans in portfolio. To share the credit risk with our PFIs, a third-party model is used to determine the amount of credit enhancement obligation (CE obligation) needed to achieve credit quality that is permissible under the AMA regulation and consistent with our risk appetite. PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. PFIs are paid monthly income for sharing credit risk. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management – Lending and AMA Activities” for a discussion of eligible collateral.

Investments
We maintain a portfolio of investments for liquidity and asset/liability management purposes and to enhance income. The type of investments we may purchase are limited by regulation. We may hold short-term investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and demand deposits, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). Our long-term investment portfolio primarily includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government). Regulation prohibits the purchase of MBS if the aggregate value of MBS owned exceeds 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. As of December 31, 2025, the aggregate value of our MBS portfolio represented 273 percent of our regulatory capital. For details on our investment portfolio, see Note 3 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.” For additional discussion of our investments and their related credit risk, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management.”

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are our primary liabilities and represent our principal source of funding. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them; however, the capital markets have traditionally viewed the FHLBanks’ obligations as federal agency debt. As such, the FHLBanks historically have had reasonably stable access to funding at relatively favorable spreads to U.S. Treasury obligations. Our ability to access the capital markets through the sale of consolidated obligations, across the maturity spectrum and through a variety of debt structures, assists us in managing our balance sheet effectively and efficiently. S&P currently rates the long-term senior unsecured debt issues of the FHLBank System and all FHLBanks (including FHLBank Topeka) at AA+. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all FHLBanks is stable. Moody’s Investor Service (Moody's) has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the FHLBanks and a short-term issuer rating of P-1, with a rating outlook of negative for senior unsecured debt. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though their obligations are not guaranteed by the U.S. government.

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

Table 1 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2025 and 2024 (in millions):

Table 1

	12/31/2025	12/31/2024
Par value of consolidated obligations of FHLBank Topeka	$72,058	$70,579

Par value of consolidated obligations of all FHLBanks	$1,151,784	$1,192,968

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

Table 2 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2025 and 2024 (dollar amounts in thousands):

Table 2

	12/31/2025	12/31/2024
Total non-pledged assets	$77,030,682	$75,460,330
Total carrying value of consolidated obligations	$71,857,035	$70,281,553
Ratio of non-pledged assets to consolidated obligations	1.07	1.07

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

Consolidated obligation bonds generally are issued with either fixed or variable-rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, Secured Overnight Financing Rate (SOFR). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable-rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features.

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

Derivatives
FHLBank’s Risk Management Policy (RMP) establishes guidelines for our use of derivatives. Interest rate swaps, interest rate cap and floor agreements, and other derivatives can be used as part of our interest rate risk management and funding strategies. The RMP, along with FHFA regulations, prohibits trading in, or the speculative use of, derivatives and limits credit risk to counterparties that arise from derivatives. In general, we have the ability to use derivatives to reduce funding costs for consolidated obligations and to manage other risk elements such as interest rate risk and mortgage prepayment risk.

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

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, and other respective guidance, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. The calculation of our minimum (threshold) level of retained earnings incorporates regulatory-based estimates of market risk and credit risk, and includes estimates for risk exposure from operational risk, settlement risk related to unsettled consolidated obligations, and net income volatility. The retained earnings threshold fluctuates from period to period because it is a function of the size and composition of our balance sheet and the risks contained therein at that point in time. As of December 31, 2025, our retained earnings threshold was $0.8 billion. Retained earnings of $1.8 billion exceeded our retained earnings threshold by $1.0 billion at December 31, 2025.

The retained earnings threshold is calculated quarterly and considered by the board of directors as part of each quarterly dividend declaration. The RMP also provides that meeting the established retained earnings threshold has priority over the payment of dividends, but that the board of directors must balance dividends on capital stock against the period over which the retained earnings threshold is met. During the year ended December 31, 2025, the threshold did not significantly affect the amount of dividends declared and paid.

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

As we continue to look for opportunities to support our members, we have increased our commitment to voluntary programs designed to support and sustain affordable housing and community lending in our district. For 2025 and beyond, we committed to provide 5 percent of prior year net earnings. The 2025 funds primarily supported the Native American Housing Initiative (NAHI) program, Homeownership Possibilities Expanded (HOPE), Community Assistance Recovery Effort (CARE) disaster relief program, Mortgage Rate Reduction Product (MRRP), Lending Enhancement Advance Program (LEAP), and AHP Extra. Each of our programs are detailed below.

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
•Native American Housing Initiatives Grants Program: The NAHI program is a voluntary grant program that provides Native American tribes and tribally designated housing entities with access to grant funds intended to build their communities in support of housing for tribal members in FHLBank’s district. NAHI supports tribal organizations working at the grassroots level, which are in the best position to identify tribal needs.
•Community Assistance Recovery Effort: CARE provides assistance to members in the form of a matching grant to enhance the support our members provide to their communities when natural disasters occur. FHLBank members are in the best position to determine local needs following a disaster and to direct assistance where it will have the greatest impact.
•Mortgage Rate Reduction Product: MRRP allows members to provide eligible households a reduced mortgage interest rate compared to the current market rate.

•Lending Enhancement Advance Product: LEAP allows members to borrow at below regular advance interest rates to support targeted types of lending.

Community Investment Cash Advance (CICA) Program: CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 0.9 percent, 1.1 percent, and 1.2 percent of total advances outstanding as of December 31, 2025, 2024, and 2023, respectively. Programs offered during 2025 under the CICA Program, which is not funded through the AHP, include:
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

Competition
Advances: Demand for advances is influenced by the cost and availability of alternative sources of liquidity, including customer deposits and other funding options such as the Federal Reserve Bank’s discount window. Members primarily obtain alternative funding through Federal funds purchased, the brokered deposit market, and repurchase agreements with financial counterparties. Large members may have access to broader channels, including repurchase agreements with investment and commercial banks and access to the national and global credit markets.

The availability and relative cost of these alternative funding sources are key drivers of member demand for advances. Other factors include FHLBank product availability, dividend rates on FHLBank stock, member creditworthiness, ease of execution, diversification objectives, and the availability of collateral for other borrowings.

FHLBank adjusts its advance product offerings as competitive and market conditions evolve. All product development initiatives include an assessment of market opportunity relative to operational requirements, while maintaining strong risk‑management and regulatory compliance standards. Certain initiatives may also require filing a New Business Activity Notice and receiving a non‑objection from the FHFA.

Mortgage Loans: We face competition in purchasing conventional, conforming fixed-rate residential mortgage loans and government-guaranteed residential mortgage loans. Competitors differentiate themselves through pricing, customer service, and in ancillary services such as automated underwriting. Our most direct competition for purchasing residential mortgage loans comes from the other housing GSEs—Fannie Mae and Freddie Mac—that also purchase conventional, conforming fixed-rate mortgage loans. To a lesser extent, we also compete with regional and national financial institutions that buy or invest in mortgage loans and may hold, securitize, or sell these assets, depending on market conditions. We continuously reassess our ability to attract and retain members for our mortgage loan products and services. We compete for the purchase of mortgage loans primarily on the basis of price, products and product features, and services offered.

Debt Issuance: We compete with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational issuers for funding in the global and national unsecured debt markets. Fannie Mae, Freddie Mac, and the FHLBanks are collectively known as the housing GSEs, and the cost of the debt for each can be positively or negatively affected by political, financial, or other news that reflects upon government and government agency debt. If the supply of competing debt increases without a corresponding increase in demand, our funding costs may increase. We compete for debt issuance primarily on the basis of rate, term, structure, liquidity of the instrument, and perceived risk of the issuer.

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

Audits and Examinations: We have an internal audit department, and our board of directors has an audit committee. The Chief Audit Executive reports directly to the audit committee. In addition, an independent registered public accounting firm audits our annual financial statements and effectiveness of internal controls over financial reporting. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General of the United States. The FHLBanks, the FHFA, and Congress all receive the audit reports.

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

Workforce Profile: Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2025, we had 260 full-time and 3 part-time employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which strengthens our success. Adding new employees contributes to new ideas, continuous improvement, and our goals of having a diverse and inclusive workforce with a sense of belonging and an equitable workplace. As of December 31, 2025, the average tenure of our employees was 9.8 years. There are no collective bargaining agreements with our employees.

Total Rewards: We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance, increase shareholder value and provide members a reasonable return on their investment in FHLBank. To achieve this objective, we focus on a combination of development programs, benefits and employee wellness programs and strive to recognize and reward performance. Specifically, our programs include:
•Cash compensation – competitive base salary, company performance-based incentives and other cash subsidies;
•Benefits – health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, and a 401(k) retirement savings plan with a competitive employer match;
•Wellness program – employee assistance program, interactive education sessions focused on employee total health, and sporting events sponsorships;
•Time away from work – including paid time off for vacation, illness, well-being, personal, holiday, and volunteer opportunities;
•Development – leadership, professional and personal development opportunities; fee reimbursement for external development programs; employee engagement opportunities to drive our Employer of Choice vision; and educational assistance programs;
•Work/Life balance – flexible work arrangements, including one remote workday per week, two-thirds paid salary continuation for short-term disability, 100 percent paid parental, grandparent, military, bereavement, jury duty and court appearances leave;
•Management succession planning – our board of directors and leadership actively engage in management succession planning, with a defined plan for our Executive Team, which is reviewed and adjusted annually, to support smooth transitions in the event of an unplanned or planned absence of an executive and to help assure successor executives are fully qualified to assume responsibility for ongoing operations; and
•Performance Management framework – planned quarterly, documented discussions are coordinated between manager and employee. At the start of every quarter, managers and employees work together to set new goals or update existing goals and review the previous quarter’s goals. In addition to encouraging goal alignment with ever-changing business needs, this quarterly framework is intended to provide a natural opportunity for feedback and development conversations to occur between employee and manager throughout the year.

Culture: FHLBank’s culture is integral to our success. A key strategic focus is exceptional employee engagement, built upon our business partnership culture and core values. We focus on ensuring our business partners’ talents are optimized and we celebrate our successes together. FHLBank endeavors to ensure leaders recognize and leverage every employee’s talent and qualifications in the improvement and execution of business processes, the support and services we provide members, as well as how we work together. To help employees achieve excellence, we offer a range of development opportunities for our employees to connect and to grow both personally and professionally. We consider learning and innovation an important component of who we are. We evaluate our recruiting, promotion and succession planning processes regularly to ensure an objective and merit-based process.

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

FHLBank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. For example, FHFA repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities. Furthermore, during 2025, withdrawals and rescissions of certain rules, proposed rules, and advisory, regulatory, or technical guidance have affected, and likely will continue to affect, certain aspects of FHLBank’s business operations. These changes could have impact on FHLBank’s financial condition, results of operations, and reputation.

On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including FHFA, to issue guidance to (i) prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. FHLBank is unable to predict the nature of the guidance, measures, or recommendations, or how each may impact FHLBank’s business.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on FHLBank and the FHLBank System. FHLBank also cannot predict the federal executive administration’s actions on U.S. housing finance and government-sponsored enterprises, including relating to the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. FHLBank continues to monitor these actions as they evolve and to evaluate their potential impact on FHLBank. For further discussion of related risks, see Part I, Item 1A. – “Risk Factors”.

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

Business Risk - General
Changes in general economic and political conditions could have a material adverse effect on our business, results of operations or ability to pay dividends. Because our operations are concentrated in Colorado, Kansas, Nebraska, and Oklahoma, we are particularly sensitive to housing market trends and regional economic shifts. Adverse conditions may arise from factors beyond our control, including Federal Reserve actions, interest rate changes, inflationary pressures, geopolitical conflicts, consumer and business confidence, sanctions, commodity prices, recessions, trade policies, currency fluctuations, policy shifts, natural disasters, pandemics, cyberattacks, civil unrest, or other disruptive events. Any of these could reduce demand for our products and services, impair collateral values, and negatively impact our results.

Political volatility and geopolitical instability may further weaken market conditions, economic growth, and investor confidence, creating risks for us and our members. Trade policy changes, such as tariffs, could drive inflation, reduce borrower profitability, and impair loan repayment. Fiscal policy uncertainty, long‑term federal budget concerns, and future tax rates also pose risks. In addition, U.S. monetary and fiscal policies, including Federal Reserve actions, directly influence interest rates on our assets and liabilities and may reduce demand for advances and consolidated obligations, adversely affecting our financial condition and results of operations.

Natural disasters, including those related to climate change, severe weather, public health crises, acts of war or terrorism or other external events could have a material adverse impact on our members and our business. Regions within our district are subject to risks from tornadoes, floods, drought, pandemics or other health crises, acts of war or terrorism and other adverse external events. Climate change is increasing the frequency and intensity of these severe weather events. Such events could damage our facilities, disrupt member operations, impair collateral securing advances, mortgages, or securities, and negatively affect borrowers’ livelihoods, causing significant economic dislocation. Any of these outcomes may adversely affect our financial condition and results of operations.

Business Risk - Legislative and Regulatory
We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws, regulations and other guidance adopted and applied by the FHFA. We are, or may also become, subject to further regulations promulgated by the SEC, Commodity Futures Trade Commission (CFTC), Federal Reserve Bank, Financial Crimes Enforcement Network, and other regulatory agencies. Historically, Congress has amended the Bank Act and amended or enacted other legislation in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. Changes to legislation enacted by Congress or states and regulations or policies implemented by the FHFA could have a negative effect on our ability to conduct business or on our cost of doing business or affect our members’ ability or motivation to acquire or own our capital stock or use of our products and services. We note continuing developments in FHFA’s and the current federal executive administration’s areas of focus and regulatory priorities that may result in potential changes in FHLBank’s regulatory environment, including without limitation, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments. Legislative or regulatory changes at the federal or state level could increase our costs, limit business activities, affect member participation, or otherwise negatively impact our financial condition, results of operations, or ability to pay dividends and redeem or repurchase capital stock. Such changes may influence funding costs, capital requirements, accounting policies, liquidity, debt issuance, hedging, permissible activities, AHP contributions, membership eligibility, and the scope of lending, investment, and mortgage programs. We cannot predict the effect of future regulations or guidance.

We also cannot predict the federal executive administration’s or FHFA’s actions on U.S. housing finance and government-sponsored enterprises, including actions taken relating to large institutional investor purchases of single family homes, actions regarding the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. Any such changes, as well as any resulting increased scrutiny of FHLBank and the FHLBank System and its mission and activities, however, could materially affect FHLBank’s business operations, results of operations and reputation, and the value of FHLBank membership.

See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

Business Risk - Strategic
We face competition for advances and access to funding, which could adversely affect our business, financial condition or results of operations. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Members may access alternative funding with more favorable terms, reducing demand for our advances. Adjusting pricing to remain competitive could lower profitability, further impacting our financial condition and results of operations.

Our mortgage loan acquisitions also face competition, particularly from Fannie Mae and Freddie Mac, which may limit our market share and income. In capital markets, we compete with other GSEs and corporate, sovereign, and supranational issuers for debt funding. Increased supply of competing debt products may raise our funding costs or reduce issuance capacity. These competitive pressures could negatively affect our financial condition, results of operations, and ability to pay dividends or redeem or repurchase capital stock.

Member mergers or consolidations, failures, changes in member eligibility, or other losses or changes in member business with us could have a material adverse effect on our business and results of operations. Industry consolidation has led to membership withdrawals and lower business levels, and future acquisitions may result in members merging into institutions outside our district. Most of our membership is small community banks, many of which serve and finance rural communities that are dependent on agriculture or the oil and gas industry. Stress in these sectors could lead to mergers or failures of smaller community banks. Various factors, including regulatory requirements, have contributed to increased consolidation in the financial services industry, and could reduce the number of current and potential members. For example, depository institutions continue to experience consolidation due to, among other things, increased regulatory burden, greater competition from non-bank 'Fintech' companies, lower interest margin, and/or higher technology costs that incentivize increased scale. Our risk of loss resulting from the loss of a single member would become proportionately greater if our advances and capital become more concentrated.

We may also be affected by reduced business volume from member failures. While pledged collateral can be liquidated upon default, failures are typically resolved through FDIC repayment or assumption of advances by another institution. Financially distressed members may face reduced lending limits or loss of access to liquidity if collateral is insufficient, which could worsen their condition. Such outcomes may harm our reputation and negatively impact our financial condition and results of operations.

We have a high concentration of advances and capital with a few members, and a loss of or change in business activities with, such institutions could have a material adverse effect on our business and results of operations. We have a concentration of advances and capital with a few institutions (see Table 21). At December 31, 2025, our largest borrower accounted for 28.9 percent of total advances outstanding. Our top five borrowers collectively accounted for 51.9 percent of total advances outstanding. If one or more of our largest borrowers ceased membership, or if we were to experience a decrease in business with one or more of our largest borrowers, whether as the result of a merger or other transaction, or as a result of other market conditions, competition or otherwise, our financial condition and results of operations could be negatively affected. Although our business model enables us to expand and contract our balance sheet with member credit needs, a prolonged material decline in advances could adversely affect our business, results of operations or ability to pay dividends.

Changes in our credit ratings, the credit standing of the U.S. Government or other FHLBanks, including the credit ratings assigned to the U.S. Government or those FHLBanks, could adversely affect us or our business operations. As of February 27, 2026, we are rated Aa1 with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Any downgrade or withdrawal of our credit ratings could adversely affect our business transactions with counterparties or members. FHLBank System debt is linked closely to the U.S. sovereign rating because of the FHLBanks’ status as GSEs and the public perception that the FHLBank System would likely receive U.S. government support in the event of a crisis. A negative rating action on the U.S. government would likely extend to the FHLBanks.

FHLBanks issue consolidated obligations backed jointly by all FHLBanks. Adverse developments affecting the credit standing of any FHLBank, including rating changes, could increase the cost of consolidated obligations and limit our ability to issue consolidated obligations, which would negatively affect our financial condition. As of February 27, 2026, the consolidated obligations of the FHLBanks are rated Aa1/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aa1 with a stable outlook by Moody’s and AA+ with a stable outlook by S&P.

Credit Risk
An increase in credit risk exposure from advances, mortgage loans, or other credit products or FHLBank member failures could adversely affect our financial condition, results of operations, and reputation. We are exposed to credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, and extending other credit products, such as lines of credit, standby letters of credit and other commitments. We require advances and other extensions of credit to be fully secured with collateral and require borrowers to pledge additional collateral when deemed necessary. We evaluate the types of collateral pledged by the member and assign a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If borrowers are unable to pledge additional collateral to fully secure their obligations with us, whether due to significant financial stress, market volatilities, or otherwise, it could cause the advance levels to decrease or credit risk to increase. If we have insufficient collateral before or after an event of default or failure of the member or are unable to liquidate the collateral, or transfer the collateral to an acquirer or receiver, for the value assigned to it in the event of a default or failure of a member, we could experience a credit loss.

During economic downturns or periods of significant economic and financial disruptions and uncertainties, the number of members exhibiting significant financial stress may increase, which may expose us to additional credit risk. We also exposed to credit risk from our mortgage loans held in portfolios. While our mortgage loan assets are collateralized by the underlying real estate and are generally credit-enhanced to further mitigate credit risk, natural disasters or a deterioration in economic conditions could result in decline in residential real estate values or increase in unemployment rate. These factors could lead to an escalation of borrower defaults and cause us to incur credit losses on our mortgage loans. A deterioration of the U.S. housing market and national decline in home prices could adversely impact the financial condition of our members, particularly those whose businesses are concentrated in the mortgage industry. A reduction in mortgage lending or mortgage assets held by member institutions may reduce their demand for wholesale funding. Deterioration in the residential mortgage markets could also affect the value of collateral securing our mortgage loan portfolio, increasing the risk of loss due to credit impairment, as well as possible realized losses if we were forced to liquidate the collateral if members default on their obligations to us.

Securities or loans pledged as collateral by our members or collateral securing mortgage loans or MBS investments could be adversely affected by the devaluation of, or inability to liquidate, the collateral in the event of a default. Members may default due to financial stress, reduced liquidity, operational failures, or borrower insolvency. Although advances are fully secured, market volatility, natural disasters, or other factors may erode collateral value, leading to credit losses and adversely affecting our business and results. If borrowers are unable to pledge additional collateral, advance levels could decrease and/or credit risk could increase. Economic downturns or financial disruptions may increase member distress and further expose us to credit risk, while reduced market liquidity could have similar effects.

There are continued challenges associated with the commercial real estate sector due to weak leasing demand, lower occupancy rates and higher interest rates, and policy or legal actions in certain jurisdictions which may lead to continued declines in the value of commercial real estate loan related collateral we hold and could contribute to additional financial stress of our members, in particular smaller regional and community banks with significant exposure to commercial real estate and high reliance on uninsured deposits may be more severely impacted. If a member defaults on its obligations or, in the case of a failed institution, the FDIC, or other receiver, fails to either promptly repay all of that failed institution’s obligations or assume the outstanding advances, then we may be required to liquidate the collateral pledged by the troubled or failed institution. If the proceeds realized from the liquidation of pledged collateral are not sufficient to fully satisfy the amount of the troubled or failed institution’s obligations and the operational cost of liquidating the collateral, we could incur losses. In addition, a default by a member with significant unsecured obligations could result in significant losses.

Defaults by one or more of our institutional counterparties, including a derivatives clearinghouse, on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, some of which are outside of the United States. Our primary exposures to institutional counterparty risk are with: (1)  mortgage servicers of pledged loans; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers, and financial guarantors; (3) uncleared derivative counterparties; (4) custodians and futures commission merchants for cleared derivatives; and (5) unsecured money market and Federal funds investment transactions. A default by a counterparty could result in losses if our credit exposures are under-collateralized or our credit obligations are over-collateralized and may impair affect our ability to operate efficiently and cost-effectively, adversely impacting our business, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Our financial condition and results of operations, and the value of FHLBank membership, could be adversely affected by our exposure to credit risk. We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and related exposures, derivatives counterparties, unsecured counterparties, repurchase agreement transactions and issuers of investment securities or the collateral underlying them. We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis.

In addition, we have exposure to credit risk because of the financial condition of the borrower or counterparty, including the borrower’s or counterparty’s ability to meet outstanding obligations; the fair value of collateral may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument (whether due to economic conditions or otherwise); or because the value of the collateral may not be what we assigned to it (whether as a result of misrepresentation or inaccurate valuation). We have a high concentration of credit risk exposure to financial institutions and mortgage assets. If we have insufficient collateral before or after an event of default, or we are unable to liquidate the collateral for the value assigned to it in the event of default, we could experience a credit loss, which could adversely affect our financial condition and results of operations.

We follow internal and FHFA mandated guidelines on unsecured extensions of credit, which only permit us to have unsecured credit exposure to highly rated counterparties, the U.S. government, and other FHLBs, and limits the amounts and terms of such exposure. However, there can be no assurance that following these guidelines will prevent losses due to defaults on these assets.

To the extent our members are under financial stress, we are exposed to the risk that they may default on their outstanding obligations to us, including the repayment of advances. If a member defaults on its obligations, or the FDIC, or any other applicable receiver, fails either to timely repay all of that failed institution's obligations or to assume the outstanding advances, then we may be required to liquidate the collateral pledged by the failed institution. The volatility of market prices and interest rates could affect the value of the collateral. The proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations or the operational cost of liquidating the collateral. Default by a member with significant outstanding obligations to us could adversely affect our results of operations and financial condition. Although we closely monitor our credit and collateral agreement processes, we may experience credit losses, and our business may be adversely affected if we are unable to sufficiently collateralize our risk exposures in the event of potential default by or resolution of members.

We face uncertainties as we increase credit outstanding to our more non-federally insured members and non-depository institutions (e.g., housing associates and insurance companies). As we update our collateral loan eligibility criteria to accept more complex loan structures and additional commercial loan property types, we face risks relating to valuing and liquidating collateral with these characteristics. We currently have three non-member housing associate counterparties, which are not generally subject to banking or insurance regulations. We take steps to mitigate this risk, which may include requiring specific over-collateralization levels or limits on eligible collateral.

Insurance companies have different risk characteristics than our depository members. For example, the priority granted to our security interests under Section 10(e) of the Bank Act, which generally affords any security interest granted to us by a member or any affiliate of the member or any nonmember borrower priority over claims or rights of any other party, may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the Bank Act, the protection afforded by this provision may not be available to us.

Our hedging strategies are highly dependent on our ability to enter into cleared and uncleared (over-the-counter) derivative instrument transactions with counterparties on acceptable terms to reduce interest-rate risk and funding costs. If we experience disruptions in the credit markets, it may increase the likelihood that one or more of our derivatives counterparties will fail to meet their obligations to us. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty, which may be at a higher cost, or we may be unable to obtain a replacement contract on acceptable terms or at all. Additionally, the insolvency of one or more of our counterparties representing a relatively large portion of our derivatives portfolio, combined with an adverse change in the market before we are able to transfer or replace the affected derivative transaction could adversely affect our financial condition and results of operations. We may also be exposed to collateral losses to the extent that we have pledged collateral and its value declines or could experience losses if the counterparty fails to return the collateral. These losses may be greater to the extent we have high volumes of derivatives with counterparties with more exposure to market swings or that are concentrated in option-based products. Losses from any of the foregoing could negatively affect our financial condition and results of operations and the value of FHLB membership.

We invest in Federal Funds sold and deposits with banks in order to ensure the availability of funds to meet members' credit and liquidity needs and for income. Our credit policies and FHFA regulations regulating unsecured investments restrict these investments to short-term maturities and certain eligible counterparties. Disruptions in the credit markets may increase the likelihood that one of our Federal Funds or deposit counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.

We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs and for income. These investments are secured by marketable securities held by a third-party custodian. If the credit markets experience disruptions, it may increase the likelihood that one or more of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. If the collateral pledged to secure those obligations has decreased in value, we may suffer a credit loss. We could also experience losses if a receiver were to be successful in claiming that we did not liquidate its collateral in an orderly and commercially reasonable manner.

We may become liable for all or a portion of the consolidated obligations for which one or more of the other FHLBanks are the primary obligors, which could have a material adverse effect on our business and results of operations. We are jointly and severally liable with other FHLBanks for all consolidated obligations issued through the Office of Finance, regardless of whether we receive the proceeds. If another FHLBank defaults, the FHFA may allocate its liability to us and other FHLBanks. We also cannot pay dividends or redeem capital stock unless all principal and interest on our consolidated obligations is fully paid. Accordingly, our ability to return capital or pay dividends depends not only on our financial condition but also on that of the other FHLBanks.

Market Risk
Changes in interest rates or an inability to successfully manage interest rate risk could have a material adverse effect on our business and results of operations. Our profitability depends on our net interest income, which is driven by spreads between assets and liabilities. This spread is also impacted by changes in the fair value of interest rate derivatives and any associated hedged items. Spreads on our assets tend to be narrow compared to those of other financial institutions due to our cooperative business model. We began to experience spread compression in 2025 due to a flat or inverted yield curve. Market conditions, competition, and market risk exposure could cause compression to these already narrow asset spreads, could have an adverse effect on our business, results of operations or ability to pay dividends or redeem or repurchase capital stock.

Our performance is also influenced by U.S. fiscal and monetary policies, including Federal Reserve actions, which are difficult to predict. The Federal Open Market Committee (FOMC) decreased the target range for the Federal funds rate to between 3.50 percent and 3.75 percent at the December 2025 meeting, with future decreases dependent on unemployment, inflation, and international developments.

We monitor and hedge interest rate risk through various measures, but financial market volatility and uncertainty limit the accuracy of assumptions such as mortgage loan volumes and pricing, market conditions for our consolidated obligations, interest rate spreads and prepayment speeds, implied volatility of interest rates and options contracts, and other model related assumptions. Actual results may differ significantly from projections, and heightened volatility could impair our ability to manage interest rate risk effectively.

Our funding depends on our ability to access the capital markets, an interruption of which could have a material adverse effect on our business and results of operations. We conduct our business primarily by acting as an intermediary between our members and the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand). Our counterparties in the capital markets are also subject to regulations that could alter the balance sheet composition, market activities, and behavior in a way that could be detrimental to our access to the capital markets and overall financial market liquidity, which could have a negative impact on our funding costs and results of operations. Further, a failure or interruption of services provided by the Office of Finance could hinder our ability to access the capital markets. The FHLB System currently plays a predominant role as lenders in the federal funds market. Therefore, any disruption in the federal funds market or any related regulatory or policy change may impact our cash management activities, results of operation, and reputation. Cybersecurity incidents, financial or geopolitical disruptions, or other external events could limit or prevent us from accessing the capital markets. External forces are unpredictable; accordingly, we cannot assure future funding on acceptable terms. If we cannot obtain funding when needed, our ability to meet member credit and liquidity needs would be impaired, adversely affecting our business, financial condition, results of operations, and ability to pay dividends or redeem or repurchase capital stock.

Additionally, we have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms, or at all. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations and the value of FHLB membership.

Liquidity and Capital Risk
We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner. We manage liquidity to meet member needs and to pay our obligations without maintaining excessive holdings of low-yielding liquid investments or incurring high borrowing costs. We are subject to various regulatory liquidity requirements, including a contingency funding plan designed to protect against temporary access disruptions to the FHLBank debt markets in response to a rise in capital market volatility. Managing liquidity under these constraints could have an adverse effect on our net interest income, and thereby, our financial condition and results of operations.

We may not be able to pay dividends at rates consistent with past practices, which could result in lower investment returns for members. Under FHFA regulations and our capital plan, we may declare dividends on our capital stock only out of our unrestricted retained earnings and current net income, subject to statutory and regulatory capital requirements. New regulations or other requirements by the FHFA that would require higher levels of required or restricted retained earnings could result in lower amounts of unrestricted retained earnings available to be paid as dividends. Failure to meet any of our regulatory capital requirements would prevent us from paying any dividend. A decline in net income could result in a decline in dividend rates. A decline in dividend rates may diminish members’ interest in holding FHLBank capital stock and could decrease demand for advances, AMA, or letters of credit.

Lack of a public market and restrictions on transferring our stock could result in an illiquid investment for the holder. Our capital stock lacks a public market and is subject to transfer restrictions, making it a potentially illiquid investment. Ownership is limited to members (and certain former or successor institutions), and transfers require our approval, which may not be granted. Redemption or repurchase of capital stock is prohibited if it would cause us or a member to fail minimum capital requirements, and we cannot guarantee redemption at the end of the required periods.

FHFA approval for redemptions or repurchases is required if we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. We may also be prohibited from repurchasing or redeeming our capital stock if the principal and interest due on any consolidated obligations have not been paid in full or if we fail to meet regulatory liquidity requirements.

Operational Risk
Volatile market conditions increase the risk that our financial models will produce unreliable results. We rely on financial models to manage our market and credit risk, guide business decisions, and support financial reporting. Sudden shifts in economic conditions may increase the risk that models produce unreliable results or estimates that vary widely or prove to be inaccurate. Such inaccuracies could have a material adverse effect on our business, results of operations and ability to pay dividends or redeem or repurchase capital stock.

Failure to keep pace with technological change, including the development and use of artificial intelligence, could adversely affect our business. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those incorporating data analytics, artificial intelligence (AI), generative AI, and machine learning. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs.

Our ability to compete depends on timely, cost‑effective adoption of new technologies. Competitors with greater resources may adapt more quickly, while our ability to compete depends on our ability to adapt technology on a timely and cost-effective basis. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our members. Technology implementation and upgrades may cause service interruptions, errors, or delays, and future improvements may require significant capital expenditures, which could have a material adverse effect on our business, results of operations and ability to pay dividends.

Any disruption, failure, cybersecurity incident or threat to our information systems or other technology or those of critical vendors and third parties upon which we rely, such as the Federal Reserve Banks, could adversely impact our business, reputation, financial condition or results of operations. We rely heavily upon information systems and other technology to conduct and manage our business. We own some of these systems and technology, whereas other systems and technology we rely upon are furnished by third parties. We rely on the Office of Finance for, among other things, the placement of consolidated obligations, our primary source of funds. A disruption in this service would disrupt our access to these funds. Our information systems rely on certain critical vendors to provide technological solutions. Computer systems, software and networks can be vulnerable to failures and interruptions, including as the result of any cybersecurity threats or incidents (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) or other breaches of technology security, that may derive from human error or malfeasance on the part of employees or third parties, other disruptions during the process of upgrading or replacing computer software or hardware, failure to implement key information technology initiatives or accidental technological failure. These failures, interruptions, or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information, result in fraudulent wire transfers, or otherwise interrupt our ability to conduct and manage our business effectively, including, without limitation, its deposit account management, hedging activities and advances activities. We maintain and tests business continuity plans and have established backup facilities away from our headquarters. We also have a reciprocal backup agreement in place with another FHLBank to provide its members short-term loans and debt servicing in the event that Topeka facilities are inoperable. We can make no assurance that we or our third-party vendors will be able to prevent, timely and adequately address or mitigate the negative effects of any such failure, interruption, or cybersecurity threats or incidents.

Cybersecurity threats and potential security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer. We depend upon data processing, software, communications and information systems from a number of third parties to conduct our business. Our business involves the storage and transmission of proprietary information and security breaches could expose us to the risk of loss or misuse of such information, litigation and potential liability. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our members and other financial institutions with which we interact, are subject to increasingly frequent, continuous attempts, including ransomware and malware attacks, to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Our operations are also vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, unauthorized access and other unforeseen events. Undiscovered data corruption could render our member information inaccurate. These risks are further heightened by factors such as developments in generative AI, increased remote working and geopolitical turmoil. Cyberattacks and security breaches may also cause significant increases in operating costs, including the costs of compensating members for any resulting losses they may incur, and the costs and capital expenditures required to correct any deficiencies and strengthen the security of data processing and storage systems, and these costs may exceed coverage limits under our cyber insurance policies.

While we believe we are in compliance with all applicable privacy and data security laws, a cyber incident could put our members’ confidential information at risk and expose us to significant liability. To date, we have no knowledge of a material cyber incident or other material information security incident affecting the systems we operate and control. However, financial institutions are one of the top targets for cyberattacks, and we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. Cybersecurity threats have predominantly occurred through phishing, social engineering scams, and ransomware. The perpetual evolution of known cyber threats requires us to devote significant resources to maintain, regularly update and backup our data security systems and processes, as we may not be able to anticipate, or effectively implement preventative measures against, all cyberattacks. We also incur significant costs in maintaining cybersecurity protections, including costs associated with maintaining cyber insurance coverage. Due to the increasing sophistication of threats, including those enabled by AI and other emerging technologies that may be used maliciously, we may be required to expend significant additional resources to modify or enhance its layers of defense. A security breach or other cyber incident could have an adverse impact on, among other things, our revenue, ability to attract and maintain members and our reputation. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability, all of which could have a material adverse effect on our business, results of operations, ability to pay dividends, system availability and operational support. Any failure, interruption, or breach could adversely affect our member business, member relations, risk management, reputation, or profitability, which could then negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

For additional information on information system and security threats, see “Risk Management – Operations Risk Management” under Item 7. For additional information on cybersecurity, see “Item 1C – Cybersecurity.”

We may be unable to attract and retain a highly qualified workforce, including key management. Our success depends on the talents and efforts of our employees, and particularly our management. While turnover has remained low,we must remain competitive in terms of employment and total rewards to retain key management and attract highly qualified employees. Failure to do so, or to implement effective succession planning for key leaders, could adversely affect our financial condition and results of operations.

The MPF Program has different risks than those related to our traditional advance business, which could adversely impact our profitability. In its role as MPF Provider, FHLBank Chicago provides the infrastructure, operational support, and maintenance of investor relations for the MPF Program and is also responsible for publishing and maintaining the MPF Guides, which include the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If FHLBank Chicago changes its role, ceases operations, or experiences system failures or interruptions, our mortgage loan assets, net interest margin, and profitability could be adversely impacted. Similarly, operational or contractual difficulties by FHLBank Chicago’s third‑party vendors or investors in the MPF Program could negatively affect our business and results of operations.

In addition, compared to our traditional member advance programs, the MPF Program is relatively more sensitive to competitive pressures, more susceptible to loan losses and also carries more interest rate risk, prepayment risk, operational complexity and potential for fraud. General changes in market conditions could have a negative effect on the mortgage loan market resulting in a negative impact on the profitability of the MPF Program, which could include rising or elevated interest rates or housing prices resulting in slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative alternative products to the MPF Program; and new government programs or mandates.

The rate and timing of unscheduled payments and collections of principal on mortgage loans are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, the availability of lender credit, and other economic, demographic, geographic, tax and legal factors. We manage prepayment risk through a combination of consolidated obligation issuance and, to a lesser extent, derivatives. If the level of actual prepayments is higher or lower than expected, our net interest income may be adversely affected. For certain MPF Program products, increased prepayments may also reduce credit enhancements available to absorb credit losses. To the extent one or more of the geographic areas in which our MPF loan portfolio is concentrated experiences considerable declines in the local housing market, declining economic conditions or a natural disaster, we could experience an increase in the required allowance for credit losses on this portfolio.

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

Cybersecurity risk management is part of our Enterprise Risk Management (ERM) Program, which includes specific controls and processes for mitigation, monitoring and reporting associated with cybersecurity and information risks. Specifically, cybersecurity controls and processes include the Enterprise Security Policy, the Security Incident Response Plan, and the Business Resiliency Management Policy. The Risk Oversight committee of the board of directors oversees these controls and processes and annually recommends each for approval. The full board of directors annually reviews and approves each of our Enterprise Security Policy, Security Incident Response Plan, and Business Resiliency Management Policy.

The Enterprise Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of FHLBank physical and intangible information technology assets.

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

Our Security Incident Response Plan includes third-party cybersecurity incidents and threats. Through our vendor management program, we undertake due diligence of third-party systems with which we will interact and vendors with whom we will interact, including regular reviews and oversight of these service providers through performance and technological reviews and escalation of any unsatisfactory reviews.

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

We have a Technology Committee, which reviews and discusses all technology-related methodologies and initiatives related to information technology and cybersecurity, among other topics. The Technology Committee is a management committee and reports to the Strategic Operations Management Committee (SOMC). We also have an Operations Risk Committee (ORC), which is a management committee, and is the secondary venue for reviewing enterprise security initiatives. The ORC also serves as the primary governance venue for the Business Resiliency Management Program and escalates business resiliency concerns and risk issues, among other matters, to the Strategic Risk Management Committee (SRMC). The ORC is responsible for annually reviewing and providing recommendations on FHLBank’s Security Incident Response Plan and receives monthly updates on the Enterprise Security Program. The ISO is a required member of both the Technology Committee and the ORC.
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

The Executive Team, comprised of chief-level officers, annually reviews and provides recommendations on the Enterprise Security Policy, Security Incident Response Plan, and the Business Resiliency Management Policy. The President and Chief Executive Officer (CEO) annually approve each policy for submission to the board of directors for its consideration and ultimate approval.

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

We have an Information Security area of the Information Technology department comprised of specialized professionals responsible for the day-to-day hands-on management of cybersecurity risk. The area handles processes and procedures to mitigate and implement protective, proactive and reactive measures to protect FHLBank against cybersecurity risks and is responsible for the practices designed to prevent unauthorized access, use, disclosure, disruption, modification, inspection, recording or destruction of information.

Those responsible for assessing and managing FHLBank’s material risks from cybersecurity threats have expertise and experience relevant to their roles. FHLBank’s CIO has served in technology and leadership roles for over 30 years, including 28 years of experience with FHLBank. During the last 15 years, the CIO has provided oversight and strategic direction for the Information Security area of the Information Technology department, including cybersecurity risk management, cybersecurity governance, and incident response. The ISO has more than 25 years of information technology experience, including 25 in the financial industry, and 23 years of experience managing information security. The ISO has a Bachelor of Science degree in Computer Science Information Systems. The Director of Information Security is a retired United States Air Force Lt. Colonel whose primary career focus was in intelligence analysis. The Director of Information Security also has 15 years of experience building and leading cybersecurity programs, including cyber threat intelligence programs and cyber regulatory compliance; 17 years of cyber intelligence analysis experience, including military and civilian; five years of continuity of operations and business continuity program development; and holds a Master of Arts degree in Strategic Intelligence Studies and is a Certified Information System Security Professional.

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
Item 4: Mine Safety Disclosures

Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
FHLBank is a cooperative whose members own substantially all of FHLBank’s capital stock. The majority of our board directors are officers or directors of members, and directors are elected by members (or selected by the board of directors to fill mid-term vacancies).Former members (including certain non-members that own FHLBank capital stock as a result of merger or acquisition, relocation, charter termination, or involuntary termination of an FHLBank member) own the remaining capital stock to support outstanding business transactions initiated while still members that remain on our balance sheet. Our capital stock is not publicly traded, and there is no established marketplace for our capital stock. Members may be required to purchase additional shares of stock from time to time to meet minimum stock purchase requirements under our capital plan.

We issue two classes of capital stock that both have a par value of $100 per share: Class A Common Stock and Class B Common Stock. Class A Common Stock represents the Asset-based Purchase Requirement and Class B Common Stock represents the Activity-based Purchase requirement. The portion of our capital stock subject to mandatory redemption (i.e., Mandatorily Redeemable Capital Stock (MRCS)) is treated as a liability and not as capital, including the capital stock of former members.

We may redeem either class of capital stock at par value, upon either six months (Class A Common Stock) or five years (Class B Common Stock) written notice by a member to FHLBank, subject to certain statutory and regulatory requirements and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Our shares of capital stock are "exempt securities" under the Securities Act, exempting purchases and sales of our capital stock by our members from registration under the Securities Act. Pursuant to FHFA regulation, our Class A Common Stock is with the SEC under Section 12(g)(1) of the Exchange Act and, as a result, we are subject to certain disclosure and reporting requirements of the Exchange Act and to file periodic and current reports with the SEC, among other SEC reporting requirements.

As of February 27, 2026, we had 655 stockholders of record and 3,066,551 shares of Class A Common Stock and 22,343,926 shares of Class B Common Stock outstanding, including 12,142 shares of Class A Common Stock and 44,407 shares of Class B Common Stock subject to mandatory redemption by members or former members.

Dividends may be paid in cash or shares of Class B Common Stock as authorized under our capital plan and approved by our board of directors. FHFA regulation prohibits any FHLBank from paying a stock dividend if excess stock outstanding will exceed one percent of its total assets after payment of the stock dividend. Excess stock is defined as the aggregate of the capital stock held by each shareholder in excess of its minimum capital stock requirement, as established by our capital plan. While we manage our excess stock position to be able to regularly pay stock dividends, there is no requirement that we declare and pay any dividend. The decision to declare any dividend and the dividend rate is at the discretion of our board of directors.

Base stock dividends on Class A Common Stock and Class B Common Stock are anticipated to remain at or near current levels in 2026 relative to what was paid in 2025. Dividend rates are influenced by capital levels balanced with the rates we offer members on advances and the dividend rates we pay on activity-based stock. Historically, dividend rates have moved directionally with short-term interest rates; however, market conditions and movements in short-term interest rates can be unpredictable. Adverse changes in FHLBank’s financial results may result in lower dividend rates in future periods. However, our historical dividend rates and dividend practices are not indicative of future dividend declarations.

See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

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

Additionally, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for our MD&A comparing fiscal year 2024 to fiscal year 2023.

Executive Level Overview
Table 3 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 3

	12/31/2025	12/31/2024	12/31/2023	12/31/2022	12/31/2021
Statement of Condition (as of period end):
Total assets	$77,505,029	$75,900,980	$74,946,985	$71,992,842	$48,021,238
Advances	43,667,540	41,652,081	45,444,769	44,262,750	23,484,288
Mortgage loans, net	9,351,305	8,949,433	8,352,713	7,905,135	8,135,046
Short-term liquidity investments[1]	8,910,137	10,867,423	7,559,989	8,139,852	5,553,249
Investment securities	14,834,298	13,717,408	12,926,857	11,121,299	10,505,325
Total liabilities	73,317,391	71,801,251	71,056,333	68,316,298	45,306,972
Deposits	909,553	989,021	752,200	711,061	946,207
Consolidated obligations, net[2]	71,857,035	70,281,553	69,790,738	67,281,244	44,199,598
Total capital	4,187,638	4,099,729	3,890,652	3,676,544	2,714,266
Capital stock	2,510,362	2,631,605	2,607,683	2,507,709	1,499,301
Retained earnings	1,763,624	1,608,086	1,401,940	1,253,105	1,142,650
Statement of Income (for the year ended):
Net interest income	540,274	560,219	460,051	362,991	296,648
Other income (loss)	14,408	37,140	47,947	(13,942)	(41,434)
Voluntary housing and community investment program contributions[3]	29,104	16,498	3,000	—	—
Other expenses	103,876	101,674	94,008	80,854	77,529
Income before assessments	421,730	480,823	411,631	267,485	178,435
AHP assessments	42,210	48,101	41,164	26,749	17,845
Net income	379,520	432,722	370,467	240,736	160,590
Selected Financial Ratios and Other Financial Data (for the year ended):
Total average interest-earning assets	79,882,716	77,206,881	75,666,540	60,789,093	48,928,015
Average advances	45,442,029	44,460,023	46,166,703	34,290,538	23,178,487
Total average interest-bearing liabilities	75,185,840	72,587,250	70,961,352	57,050,721	45,968,013
Dividends paid	223,982	226,576	221,632	130,281	69,395
Weighted average dividend rate[4]	8.65%	8.82%	8.47%	6.47%	4.49%
Dividend payout ratio[5]	59.02%	52.36%	59.83%	54.12%	43.21%
Return on average equity	9.12%	10.84%	9.56%	7.47%	5.88%
Return on average assets	0.47%	0.56%	0.49%	0.39%	0.33%
Average equity to average assets	5.19%	5.15%	5.10%	5.28%	5.54%
Net interest margin[6]	0.68%	0.73%	0.61%	0.60%	0.61%
Total capital ratio[7]	5.40%	5.40%	5.19%	5.11%	5.65%
Regulatory capital ratio[8]	5.52%	5.59%	5.35%	5.22%	5.50%

1    Includes interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
2    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the par amount of consolidated obligations of all FHLBanks for which we are jointly and severally liable.
3    Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded.
4    Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
5    Ratio disclosed represents dividends declared and paid during the year as a percentage of net income for the period presented. FHFA regulation requires that dividends be paid out of known income prior to declaration date.
6    Net interest income as a percentage of average earning assets.
7    GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and accumulated other comprehensive income as a percentage of total assets.
8    Regulatory capital (i.e., permanent capital and Class A Common Stock) as a percentage of total assets.

We are an independent regional wholesale bank structured as a member-owned cooperative serving eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma. Our primary business is making collateralized loans, known as advances, to member institutions and certain qualifying non-members and acquiring residential mortgage loans from members. Financial institutions eligible for membership in FHLBank include commercial banks, savings institutions, insurance companies and credit unions. CDFIs certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership. While not eligible for membership, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from FHLBank. Our mission is to be a reliable provider of funding, liquidity, and services to promote housing, jobs and general prosperity through products and services that assist our members in supporting their communities. We seek to maintain a balance between our public purpose and our ability to provide adequate returns on the capital supplied by our members. Our structure as a financial cooperative allows our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy, or jeopardizing profitability. Therefore, FHLBank is generally structured to expand and contract its asset size in response to changes in the needs of our members and their communities.

2025 Performance Highlights:
•Total Assets: Total assets increased to $77.5 billion driven by a $2.0 billion increase in advances and a $1.1 billion increase in long-term investments compared to the prior year end.
•Primary Mission Assets: The Primary Mission Asset ratio measures year‑to‑date average advances and mortgage loans relative to consolidated obligations (excluding certain U.S. Treasury securities). The ratio held relatively steady at 77 percent, compared to 78 percent in the prior year.
•Advances: Advances increased to $43.7 billion driven by increased utilization among large depository and insurance company members, with the majority of the growth in adjustable rate products. Advances represented 56.3 percent of total assets, compared to 54.9 percent at prior year end.
•Mortgage loans: Mortgage loans increased to $9.4 billion, representing 12.1 percent of total assets, compared to 11.8 percent at prior year end. Originations at interest rates higher than the weighted average rate of the existing portfolio continue to have a positive impact on interest income.
•Investment securities: Investment securities increased to $14.8 billion, driven by purchases of multifamily agency commercial MBS. Investment securities represented 19.1 percent of total assets compared to 18.1 percent at prior year end.
•Net Income: Net income decreased $53.2 million to $379.5 million for the year ended December 31, 2025 compared to $432.7 million for the prior year, primarily attributed to fluctuations in the fair value of derivatives and trading securities, a decrease in net interest income, and an increase in other expenses primarily related to an increase in voluntary contributions.
•Net interest income/margin: Net interest income was $540.3 million for the year ended December 31, 2025, $19.9 million lower than the prior year. The decline in net interest income was driven by the impact of lower short-term interest rates on fair value hedges, partially offset by higher average balances of interest-earning assets. Net interest margin decreased five basis points to 0.68 percent for the current year while net interest spread decreased one basis point to 0.43 percent between years. The margin decline reflects lower net interest income and changes in balance sheet composition and spreads.
•Performance ratios: Return on average equity decreased to 9.12 percent for the current year compared to 10.8 percent for the prior year. The decrease reflects lower net income and higher average balance of capital stock resulting from increased advance utilization.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 4 presents selected market interest rates as of the dates or for the periods shown.

Table 4

Market Instrument	2025	2024	2025	2024
	Average Rate	Average Rate	Ending Rate	Ending Rate
SOFR[1]	4.24%	5.15%	3.87%	4.49%
Federal funds effective rate[1]	4.21	5.15	3.64	4.33
Federal Reserve interest rate on reserve balances[1]	4.27	5.21	3.65	4.40
3-month U.S. Treasury bill[1]	4.15	5.10	3.63	4.32
2-year U.S. Treasury note[1]	3.82	4.38	3.47	4.24
5-year U.S. Treasury note[1]	3.92	4.13	3.73	4.38
10-year U.S. Treasury note[1]	4.29	4.21	4.17	4.57
30-year residential mortgage note rate[1,2]	6.68	6.80	6.32	6.97

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed-rate mortgage contract rate.

At the January 2026 meeting, the FOMC of the Federal Reserve held steady the target range for the federal funds rate at the range of 3.50 percent to 3.75 percent, in line with market expectations, noting elevated inflation and uncertainty about the economic outlook. Future adjustments to the target range for the Federal funds rate will depend on incoming data, the evolving outlook, and the balance of risks associated with adjustments to interest rates. The FOMC announced the December 1, 2025 conclusion of its securities reduction program and indicated the intention to reinvest Agency principal repayments into Treasury bills. In January 2026, the Trump administration directed Fannie Mae and Freddie Mac to purchase $200 billion of Agency MBS to help lower mortgage rates. These MBS purchases could affect our yields and spreads on mortgage loans and MBS.

We issue debt at a spread relative to U.S. Treasury security yields. As a result, the costs of issuing consolidated obligations and making advances are sensitive to interest rates. The cost of issuing short-term debt has declined with the decrease in market rates, and the continued high demand for short-term Agency debt has kept this spread to the comparable U.S. Treasury security relatively narrow. In May 2025, Moody’s downgraded the long-term credit rating of the U.S. The downgrade was primarily due to concerns about the growing U.S. national debt and the increasing cost of servicing it. In turn, FHLBank’s rating was also downgraded from Aaa to Aa1, with outlook changing from negative to stable.The downgrade by Moody’s did not impact any current obligations of FHLBank or our members, nor did it have a material impact on our cost of funding, access to liquidity, financial condition or results of operations. Rating agency actions could result in disruptions in the capital markets, which could have an adverse impact on our cost of funds.

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

Accounting for Derivatives and Hedging Activities, including Valuation of Derivatives and Hedged Items: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. Therefore, the assumptions and judgment most critical to the application of this accounting policy are those affecting the estimation of fair values of derivative instruments and the related hedged items, which may have a significant impact on the results reported. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment, and funding activities. We seek to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, we have elected to enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements. The accounting framework introduces the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. At December 31, 2025, our derivatives portfolio included notional amounts of $41.3 billion accounted for as fair value hedges and $14.3 billion accounted for as economic hedges, the gross fair value of derivative assets and liabilities was $75.5 million and $98.0 million, respectively, and the net fair value of derivative assets and liabilities as of December 31, 2025 was $392.2 million and $0.6 million, respectively.

FHLBank bases the fair values of derivatives on market prices, when available. However, active markets do not exist for many of FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis, which uses observable market inputs, such as discount rates, forward interest rates, and volatility assumptions. Observable market inputs are actively quoted and can be validated to external sources. See Note 13 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for discussion of the valuation methodologies and primary inputs used to develop the fair value measurement for these instruments.

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

For derivative instruments and hedged items that meet the requirements as described above and are designated as fair value hedges, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments not qualifying for hedge accounting or with no identified hedged item (economic derivatives or economic hedges), changes in the market value of the derivative are reflected in income without any offset. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed-rate MBS and non-MBS trading investments; (2) interest rate caps hedging duration risk; (3) interest rate swaps hedging consolidated obligation discount notes with tenors less than six months; and (4) interest rate basis swaps hedging cost of funds. While the fair value of derivative instruments with no offsetting qualifying hedged item will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities associated with economic hedges is expected to partially offset that impact. The estimated fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or contain mutual optional termination provisions at par. Since these fair values fluctuate throughout the hedge period and eventually return to zero (derivative) or par value (hedged item) on the maturity or option exercise date, the earnings impact of fair value changes is only a timing issue for hedging relationships that remain outstanding to maturity or the call termination date. See Tables 41 and 42 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” which present the notional amount and fair value amount for derivative instruments by hedged item, hedging instrument, hedging objective, and accounting designation. See Tables 10 through 12 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

See Note 1 and Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional discussion of accounting for derivatives and types of hedging transactions.

Results of Operations
Table 5 presents changes in the major components of our net income (dollar amounts in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	2025 vs. 2024
	Dollar Change	Percentage Change
Total interest income	$(471,819)	(11.5)%
Total interest expense	(451,874)	(12.7)
Net interest income	(19,945)	(3.6)
Provision (reversal) for credit losses on mortgage loans	1,608	98.3
Net interest income after mortgage loan loss provision	(21,553)	(3.8)
Net gains (losses) on trading securities	(11,332)	(66.8)
Net gains (losses) on derivatives	(10,185)	(181.7)
Other non-interest income	(1,215)	(8.3)
Total other income (loss)	(22,732)	(61.2)
Operating expenses	410	0.5
Voluntary housing and community investment program contributions	12,606	76.4
Other non-interest expenses	1,792	9.4
Total other expenses	14,808	12.5
AHP assessments	(5,891)	(12.2)
NET INCOME	$(53,202)	(12.3)%

Net income decreased $53.2 million to $379.5 million for the year ended December 31, 2025 compared to $432.7 million for the year ended December 31, 2024 primarily attributed to fluctuations in the fair value of derivatives and trading securities, a decrease in net interest income, and an increase in other expenses, as discussed in greater detail below.

Net Interest Income: Net interest income decreased $19.9 million, or 3.6 percent, to $540.3 million for the year ended December 31, 2025 compared to $560.2 million for the year ended December 31, 2024. Net interest income and net interest margin are impacted by balance sheet composition, market interest rates and trends, and net interest spread.

The decline in net interest income from 2024 to 2025 was driven primarily by lower short-term interest rates and hedging adjustments on fair value hedges, partially offset by an increase in the average balance of interest-earning assets. The average balance of advances increased, although spreads declined as members shifted to short-term and adjustable rate products, which are generally lower-spread than regular fixed rate advances. The average balance of long-term investments also increased, but yields and spreads declined due to lower short-term interest rates, hedging adjustments, and increased premium amortization. The average balance of mortgage loans increased between periods, and the average yield and spread improved due to purchases of loans at rates higher than the existing portfolio and lower premium amortization compared to the prior year.

Net interest margin decreased five basis points during 2025 compared to 2024, from 0.73 percent for the year ended December 31, 2024 to 0.68 percent for the year ended December 31, 2025 (see Table 6). Net interest spread, which represents the difference between the yield on interest-earning assets and the average cost of funding, was relatively unchanged between periods, declining one basis point from 0.44 percent to 0.43 percent. This decrease reflects the decline in short-term interest rates, largely offset by changes in debt composition between periods. For further discussion of investments, advances and mortgage loans, see “Financial Condition” under this Item 7.

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 6

	2025			2024			2023
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,746,415	$116,811	4.25%	$2,774,672	$144,639	5.21%	$2,817,399	$143,330	5.09%
Securities purchased under agreements to resell	3,392,575	146,126	4.31	2,909,262	153,604	5.28	2,391,466	121,367	5.08
Federal funds sold	4,492,370	192,614	4.29	4,637,672	241,903	5.22	4,321,685	221,114	5.12
Investment securities[1,2]	14,602,860	734,708	5.03	13,695,304	820,796	5.99	11,838,703	644,726	5.45
Advances[1,2]	45,442,029	2,085,756	4.59	44,460,023	2,434,890	5.48	46,166,703	2,409,840	5.22
Mortgage loans[3,4]	9,169,139	369,976	4.03	8,694,716	322,061	3.70	8,080,282	261,352	3.23
Other interest-earning assets	37,328	795	2.13	35,232	712	2.02	50,302	1,430	2.84
Total earning assets	79,882,716	3,646,786	4.56	77,206,881	4,118,605	5.34	75,666,540	3,803,159	5.03
Other non-interest-earning assets	249,153			280,207			240,099
Total assets	$80,131,869			$77,487,088			$75,906,639

Interest-bearing liabilities:
Deposits	$913,792	36,282	3.97	$819,721	40,415	4.93	$685,032	32,921	4.81
Consolidated obligations[1]:
Discount Notes	13,653,658	571,976	4.19	17,122,493	888,622	5.19	22,070,185	1,102,702	5.00
Bonds	60,571,718	2,496,594	4.12	54,600,307	2,627,916	4.81	48,159,776	2,206,160	4.58
Other borrowings	46,672	1,660	3.55	44,729	1,433	3.20	46,359	1,325	2.86
Total interest-bearing liabilities	75,185,840	3,106,512	4.13	72,587,250	3,558,386	4.90	70,961,352	3,343,108	4.71
Capital and other non-interest-bearing funds	4,946,029			4,899,838			4,945,287
Total funding	$80,131,869			$77,487,088			$75,906,639

Net interest income and net interest spread[5]		$540,274	0.43%		$560,219	0.44%		$460,051	0.32%

Net interest margin[6]			0.68%			0.73%			0.61%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $7.8 million, $7.2 million and $6.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense (in thousands):

Table 7

	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(1,459)	$(26,369)	$(27,828)	$(2,194)	$3,503	$1,309
Securities purchased under agreements to resell	23,290	(30,768)	(7,478)	27,173	5,064	32,237
Federal funds sold	(7,377)	(41,912)	(49,289)	16,415	4,374	20,789
Investment securities	51,841	(137,929)	(86,088)	107,408	68,662	176,070
Advances	52,734	(401,868)	(349,134)	(90,967)	116,017	25,050
Mortgage loans	18,168	29,747	47,915	20,865	39,844	60,709
Other assets	44	39	83	(366)	(352)	(718)
Total earning assets	137,241	(609,060)	(471,819)	78,334	237,112	315,446
Interest Expense[3]:
Deposits	4,303	(8,436)	(4,133)	6,621	873	7,494
Consolidated obligations:
Discount notes	(162,241)	(154,405)	(316,646)	(255,367)	41,287	(214,080)
Bonds	269,560	(400,882)	(131,322)	305,870	115,886	421,756
Other borrowings	64	163	227	(48)	156	108
Total interest-bearing liabilities	111,686	(563,560)	(451,874)	57,076	158,202	215,278
Change in net interest income	$25,555	$(45,500)	$(19,945)	$21,258	$78,910	$100,168

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

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives, amortization/accretion of hedging activities. and the changes in fair values of hedged items and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For 2025, net interest income decreased $62.4 million due to the impact of fair value hedges compared to the prior year primarily due to decreases in short-term interest rates between periods. We expect reductions in net interest income in future periods due to hedging adjustments on maturing swapped Treasury securities. Tables 8 and 9 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 8

	2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,853)	$22,657	$—	$(229)	$(388)	$20,187
Net amortization/accretion of hedging activities	3,452	—	650	—	404	4,506
Net interest received (paid)	154,474	131,323	—	(2,613)	(114,647)	168,537
Price alignment amount[1]	(4,022)	(6,152)	—	44	(123)	(10,253)
TOTAL	$152,051	$147,828	$650	$(2,798)	$(114,754)	$182,977

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 9

	2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$4,607	$47,706	$—	$(1,203)	$(1,581)	$49,529
Net amortization/accretion of hedging activities	3,413	—	785	—	392	4,590
Net interest received (paid)	296,828	199,032	—	(6,464)	(269,467)	219,929
Price alignment amount[1]	(13,485)	(15,425)	—	248	23	(28,639)
TOTAL	$291,363	$231,313	$785	$(7,419)	$(270,633)	$245,409

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.
Other Income: The volatility in other income (loss) is driven by net gains (losses) on economic derivatives, which generally include interest rate swaps, caps and floors (see Tables 10 and 11). Net gains (losses) from derivatives are sensitive to: (1) the general level of interest rates; (2) interest rates across term structures; (3) swap spreads relative to the underlying index rate; and (4) implied volatilities of interest rates. The fair value of options - particularly interest rate caps and floors - are also impacted by the time value decay as the options approach maturity. This reflects the normal amortization of the option cost and occurs regardless of other factors influencing the option’s fair value.

Net interest payments or receipts on economic derivatives flow through net gains (losses) on derivatives instead of net interest income, which does not reflect the economic impact of the swaps on yields. We generally record net unrealized gains on derivatives when the overall level of interest rates rises over the period and record net unrealized losses when the overall level of interest rates falls over the period.

Net Gains (Losses) on Derivatives: Tables 10 and 11 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 10

	2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(3,283)	$(5,203)	$—	$413	$339	$(3,741)	$(11,475)
Mortgage delivery commitments	—	—	2,127	—	—	—	2,127
Economic hedges – net interest received (paid)	2,134	4,809	—	(1,163)	(1,005)	63	4,838
Price alignment amount[1]	(50)	(2)	—	15	(32)	—	(69)
Net gains (losses) on derivatives	(1,199)	(396)	2,127	(735)	(698)	(3,678)	(4,579)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	5,595	—	—	—	—	5,595
TOTAL	$(1,199)	$5,199	$2,127	$(735)	$(698)	$(3,678)	$1,016

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 11

	2024
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$591	$(16,667)	$—	$811	$(571)	$(4,030)	$(19,866)
Mortgage delivery commitments	—	—	(468)	—	—	—	(468)
Economic hedges – net interest received (paid)	4,283	23,903	—	(1,027)	(2,501)	1,620	26,278
Price alignment amount[1]	(207)	(123)	—	(1)	(7)	—	(338)
Net gains (losses) on derivatives	4,667	7,113	(468)	(217)	(3,079)	(2,410)	5,606
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	16,871	—	—	—	—	16,871
TOTAL	$4,667	$23,984	$(468)	$(217)	$(3,079)	$(2,410)	$22,477

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

.

For the years ended December 31, 2025 and 2024, net gains (losses) on derivatives resulted in other income of $(4.6) million and $5.6 million, respectively. The decrease between periods was attributed primarily to declines in net interest settlements resulting from changes in swap index rates for the years ended December 31, 2025 and 2024, respectively.

The fair value gains and losses on the economic interest rate swaps hedging the multifamily GSE MBS and GSE debentures were largely offset by the fair value gains and losses attributable to the associated securities for the years ended December 31, 2025 and 2024, which are recorded in net gains (losses) on trading securities as reflected in Table 12. Unrealized gains and losses on trading securities are generally driven by movements in intermediate interest rates between periods and are discussed in greater detail below.

Table 12

	2025			2024
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
GSE debentures	$(179)	$116	$(63)	$(5,313)	$4,446	$(867)
GSE MBS	(5,024)	5,479	455	(11,354)	12,425	1,071
TOTAL	$(5,203)	$5,595	$392	$(16,667)	$16,871	$204

For additional detail regarding gains and losses on trading securities, see Table 13 and related discussion below.

See Tables 41 and 42 under Part I, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed-rate multifamily GSE MBS, with a small percentage of variable-rate single-family GSE MBS. In general, the fixed-rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed-rate securities and the related economic hedges. The fair values of the fixed-rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads and are swapped on an economic basis to SOFR.

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

Table 13

	2025	2024
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$35	$91
Total trading securities not hedged	35	91
Trading securities hedged on an economic basis with derivatives:
GSE debentures	116	4,446
GSE MBS	5,479	12,425
Total trading securities hedged on an economic basis with derivatives	5,595	16,871
TOTAL	$5,630	$16,962

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

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $14.8 million for the year ended December 31, 2025. The increase is due primarily to increases in voluntary contributions in accordance with the planned increase in the annual amount committed to voluntary programs. In 2025, FHLBank committed at least $26.5 million, or five percent of its 2024 net income before assessments, to voluntary programs compared to $16.5 million contributed for the prior year. These voluntary contributions are in addition to the statutory AHP assessments under the Bank Act required to fund affordable housing initiatives. Voluntary housing and community investment program contributions are expensed in the period they are approved by the board of directors and/or awarded, which does not occur ratably throughout the year.

Table 14 provides the basis for the calculations of the statutory assessment and voluntary program contributions (dollar amounts in thousands):

Table 14

	For Year Ended December 31,
	2024	2023	2022
Net earnings base for calculation of voluntary program contribution commitment:
Net income	$432,722	$370,467	$240,736
10 percent statutory assessment	48,101	41,164	26,749
Mandatorily redeemable capital stock interest expense	190	14	7
Voluntary contribution expense	16,498	3,000	—
Net earnings	$497,511	$414,645	$267,492

	2025	2024	2023
Statutory and voluntary calculated amounts:
Statutory AHP assessment (prior year expense)	$48,101	$41,164	$26,749
Voluntary contribution expense (current year expense)	26,194	14,848	3,000
Voluntary AHP “make-whole” contribution[1]	1,650	—	—
Total statutory assessments and voluntary contributions	$75,945	$56,012	$29,749

Statutory assessments and voluntary contributions as a percentage of net earnings	15.3%	13.5%	11.1%

1    Amount calculated as 11.1 percent of current year voluntary contribution expense beginning in 2024.

The AHP competitive program provides direct grants or below-market interest rates on advances to members that provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. In addition to the competitive AHP program funds, our assessments also finance the HSP, which is part of our TurnKey suite of products. The programs offered under TurnKey are HSP, HSP+, and HOPE. These programs provide down payment, closing cost, and purchase-related repair assistance to very low-, low-, and moderate-income first-time households, including first-time households in High-Cost Areas and non-metropolitan Difficult Development Areas in our district and households in our district that traditionally do not receive assistance but require a subsidy to make homeownership accessible and affordable. The NAHI grant program provides Native American tribes and tribally designated housing entities in our district with access to grant funds intended to support housing for tribal members in our district. LEAP and MRRP are subsidized loan programs. For additional information on FHLBank’s affordable housing and community development initiatives, refer to Item 1 - “Other Mission-Related Activities.”

Table 15 provides fulfillment details of the voluntary contribution commitment by program (in thousands):

Table 15

	For Year Ended December 31,
	2025	2024	2023
Commitment fulfillment by program:
AHP statutory assessment:
AHP competitive funds	$30,689	$26,756	$17,387
HSP/HSP+	17,412	14,408	9,362
Total AHP	48,101	41,164	26,749
Voluntary AHP “make-whole” contribution[1]	1,650	—	—
Voluntary contribution programs:
MRRP	8,377	—	—
HOPE	5,643	4,266	—
NAHI	5,000	5,314	3,000
LEAP	4,908	—	—
AHP Extra	1,918	4,232	—
Other	348	1,036	—
Total voluntary contribution programs	$26,194	$14,848	$3,000
Total	$75,945	$56,012	$29,749

1    Amount calculated as 11.1 percent of current year voluntary contribution expense beginning in 2024.

Table 16 reconciles the voluntary contribution program amounts to the Statements of Income (dollar amounts in thousands):

Table 16

	For Year Ended December 31,
	2025	2024	2023
Voluntary housing and community investment program contribution expense:
Voluntary contribution expense	$26,194	$14,848	$3,000
Voluntary AHP “make-whole” contribution[1]	2,910	1,650	—
Total voluntary contribution expense on Statements of Income	$29,104	$16,498	$3,000

1    Amount calculated as 11.1 percent of current year voluntary contribution expense beginning in 2024.

Financial Condition
Overall: Table 17 presents the percentage concentration of the major components of our Statements of Condition:

Table 17

	Component Concentration
	12/31/2025	12/31/2024
Assets:
Cash and due from banks	—%	—%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.6	14.3
Investment securities	19.1	18.1
Advances	56.3	54.9
Mortgage loans, net	12.1	11.8
Other assets	0.9	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.3%	1.4%
Consolidated obligation discount notes, net	27.5	19.0
Consolidated obligation bonds, net	65.2	73.6
Other liabilities	0.6	0.6
Total liabilities	94.6	94.6

Capital:
Capital stock outstanding	3.2	3.5
Retained earnings	2.3	2.1
Accumulated other comprehensive income (loss)	(0.1)	(0.2)
Total capital	5.4	5.4
Total liabilities and capital	100.0%	100.0%

Table 18 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 18

	Increase (Decrease) in Components
	12/31/2025 vs. 12/31/2024
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(3,846)	(15.0)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(1,957,286)	(18.0)
Investment securities	1,116,890	8.1
Advances	2,015,459	4.8
Mortgage loans, net	401,872	4.5
Other assets	30,960	4.5
Total assets	$1,604,049	2.1%

Liabilities:
Deposits	$(79,468)	(8.0)%
Consolidated obligation discount notes, net	6,892,254	47.8
Consolidated obligation bonds, net	(5,316,772)	(9.5)
Other liabilities	20,126	3.8
Total liabilities	1,516,140	2.1

Capital:
Capital stock outstanding	(121,243)	(4.6)
Retained earnings	155,538	9.7
Accumulated other comprehensive income (loss)	53,614	(38.3)
Total capital	87,909	2.1
Total liabilities and capital	$1,604,049	2.1%

Total assets increased $1.6 billion between periods, from $75.9 billion at December 31, 2024 to $77.5 billion at December 31, 2025. The increase was driven by a $2.0 billion increase in advances and a $1.1 billion increase in long-term investments, offset by a $2.0 billion decrease in short-term liquidity investments. Asset composition remained relatively consistent between years, with advances continuing to comprise the largest asset on the balance sheet, increasing from 54.9 percent of total assets at December 31, 2024 to 56.3 percent at December 31, 2025.

Total liabilities increased $1.5 billion over the same period, consistent with the growth in assets, but the composition of debt shifted. Consolidated obligation bonds and discount notes represented 79.5 percent and 20.5 percent of total consolidated obligations, respectively, at December 31, 2024 compared to 70.3 percent and 29.7 percent at December 31, 2025. This shift reflects an increase in swapped fixed-rate non-callable discount notes and a decline in bonds.

Total capital increased $87.9 million, or 2.1 percent, from December 31, 2024 to December 31, 2025 primarily due to growth in retained earnings in excess of dividends paid, partially offset by a decrease in capital stock resulting from a decline in excess capital stock (see Table 36).

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2025 and 2024. Advance par value increased by $1.8 billion, or 4.3 percent, from $41.9 billion at December 31, 2024 to $43.7 billion at December 31, 2025 (see Table 19). Advance demand has remained strong among FHLBank membership, especially among large depository institutions and insurance companies. Increasing deposit balances and/or declining loan demand at depository members could soften advance demand in future periods. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; overnight line of credit, adjustable-rate advances, and short-term fixed-rate advances were 61.2 percent of the portfolio at December 31, 2025 compared to 58.4 percent as of December 31, 2024. This increase is attributed primarily to growth of $2.5 billion, or 20.6 percent, in regular adjustable-rate advances and $1.5 billion, or 55.4 percent, in short-term fixed-rate advances, partially offset by a decline of $1.6 billion in overnight line of credit.

We elect to swap a significant portion of fixed-rate advances with longer maturities to short-term indices to synthetically create adjustable-rate advances to manage interest rate risk. When coupled with the volume of our short-term fixed-rate and adjustable-rate advances, advances that effectively reprice at least every three months represented 97.8 percent and 97.1 percent of our total advance portfolio as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, 59.3 percent and 62.8 percent, respectively, of our members carried outstanding advance balances. This shift in member activity in 2025, where fewer total members borrowed and large members increased borrowing, is typically a countercyclical occurrence seen in periods of economic uncertainty, tightening liquidity, and/or an upward sloping yield curve. Members have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Table 19 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified between periods (e.g., from fixed-rate callable advance to regular fixed-rate advance) due to the occurrence of a triggering event such as the passing of a call date.

Table 19

	12/31/2025		12/31/2024
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$7,190,659	16.5%	$8,829,398	21.1%
Adjustable-rate:
Standard advance products:
Regular adjustable-rate advances	14,391,900	33.0	11,931,497	28.5
Adjustable-rate callable advances	974,350	2.2	983,500	2.3
Standard housing and community development advances:
Adjustable-rate callable advances	18,535	—	20,535	0.1
Total adjustable-rate term advances	15,384,785	35.2	12,935,532	30.9
Fixed-rate:
Standard advance products:
Short-term fixed-rate advances[2]	4,130,111	9.5	2,658,109	6.4
Regular fixed-rate advances	12,514,440	28.7	12,944,095	30.9
Fixed-rate callable advances	52,572	0.1	48,302	0.1
Fixed-rate putable advances	3,362,100	7.7	3,095,200	7.4
Fixed-rate convertible advances	—	—	20,500	0.1
Standard housing and community development advances:
Regular fixed-rate advances	184,270	0.4	234,266	0.6
Fixed-rate callable advances	458	—	458	—
Total fixed-rate term advances	20,243,951	46.4	19,000,930	45.5
Amortizing:
Standard advance products:
Fixed-rate amortizing advances	663,998	1.5	900,980	2.2
Fixed-rate callable amortizing advances	16,080	—	16,585	—
Standard housing and community development advances:
Fixed-rate amortizing advances	159,289	0.4	179,156	0.3
Fixed-rate callable amortizing advances	12,249	—	13,111	—
Total amortizing advances	851,616	1.9	1,109,832	2.5
TOTAL PAR VALUE	$43,671,011	100.0%	$41,875,692	100.0%

1    Represents fixed-rate line of credit advances with daily maturities.
2    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Table 20 presents advances outstanding by borrower type (in thousands):

Table 20

	12/31/2025	12/31/2024
Member advances:
Commercial banks	$14,210,697	$15,941,387
Savings institutions	15,584,582	13,119,023
Insurance companies	10,950,586	9,428,930
Credit unions	2,770,672	3,261,314
CDFIs	20,713	18,404
Total member advances	43,537,250	41,769,058

Non-member advances:
Housing associates	68,761	104,634
Non-member borrowers[1]	65,000	2,000
Total non-member advances	133,761	106,634

TOTAL PAR VALUE	$43,671,011	$41,875,692

1    Includes former members that have merged into or were acquired by non-members.

Table 21 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank.

Table 21

Borrower Name	12/31/2025		12/31/2024
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$12,620,000	28.9%	$10,125,000	24.2%
United of Omaha Life Ins. Co.	3,204,117	7.3	2,747,585	6.6
BOKF, NA	2,700,000	6.2	3,000,000	7.2
Pacific Life Insurance Co.	2,289,976	5.2
Security Life of Denver Ins.	1,840,000	4.2	2,230,000	5.3
Capitol Federal Savings Bank			2,164,488	5.2
TOTAL	$22,654,093	51.8%	$20,267,073	48.5%

Interest income from our five largest borrowers represented 54.0 percent and 57.7 percent advance interest income for the years ended December 31, 2025 and 2024, respectively.

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) collateralize public unit deposits: (2) facilitate residential housing finance; (3) facilitate community lending; (4) manage assets/liabilities; or (5) provide liquidity or other funding. Outstanding letters of credit balances totaled $7.2 billion and $7.5 billion as of December 31, 2025 and 2024, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2025 and 2024, which are noted in Table 20, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us fixed-rate conventional and government residential mortgage loans.

The mortgage loan portfolio increased $0.5 billion between periods, from $8.9 billion at December 31, 2024 to $9.4 billion at December 31, 2025. As mortgage interest rates decline, we generally expect increases in prepayments and new originations of mortgage loans. When rates increase, repayments and originations typically decline. Acquisition activity continues to outpace prepayments, attributable to the elevated interest rate environment and origination activity at larger average loan amounts. Net mortgage loans as a percentage of total assets increased 0.3 percent, from 11.8 percent as of December 31, 2024 to 12.1 percent as of December 31, 2025. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2025 was $1.4 billion.

As of December 31, 2025, our top five PFIs, in the aggregate, accounted for 19.7 percent of our mortgage loans held for portfolio, compared to 19.6 percent at December 31, 2024.

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

Table 22 presents the unpaid principal balance of mortgage loans according to the amortization schedule based on the contractual terms of the loan (in thousands). Scheduled repayments are reported in the maturity category in which the payment is due. Prepayments may shorten the amortization period and late payments may extend the principal amortization of the late payments to the maturity date.

Table 22

Redemption Term	12/31/2025	12/31/2024
Due in one year or less	$322,669	$318,200
Due after one year through five years	1,339,439	1,309,284
Due after five years through fifteen years	3,505,705	3,375,042
Thereafter	4,114,425	3,875,401
TOTAL UNPAID PRINCIPAL BALANCE	$9,282,238	$8,877,927

Table 23 presents mortgage loan portfolio credit ratios and the components of the ratio calculation for the periods presented (dollar amounts in thousands):
Table 23

	12/31/2025	12/31/2024
Average loans outstanding during the period, unpaid principal balance	$9,095,347	$8,618,877
Mortgage loans held for portfolio, unpaid principal balance	9,282,238	8,877,927
Nonaccrual loans, unpaid principal balance	26,766	24,093
Allowance for credit losses	3,566	4,033
Net (charge-offs) recoveries	(439)	138

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.04%	0.06
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.29%	0.27
Ratio of allowance for credit losses to nonaccrual loans	13.32%	21.59

Two indications of credit quality are FICO scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 24 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding in our traditional MPF products:
Table 24

FICO Score[1]	12/31/2025	12/31/2024
< 620	0.5%	0.5%
620 to < 660	3.8	3.9
660 to < 700	11.2	11.4
700 to < 740	20.1	19.9
>= 740	64.4	64.3
	100.0%	100.0%

Weighted average	750	750

1    Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally, a higher LTV ratio means greater risk of loss in the event of a default and higher loss severity. As noted previously, the maximum LTV for conventional MPF loans is 95 percent, though AHP MPF mortgage loans may have LTVs up to 100 percent. Table 25 provides LTV ratios at origination for conventional mortgage loans outstanding in our traditional MPF products:
Table 25

LTV	12/31/2025	12/31/2024
<= 60%	14.1%	14.8%
> 60% to 70%	13.1	13.3
> 70% to 80%	49.1	49.5
> 80% to 90%	12.9	12.4
> 90% to < 100%	10.8	10.0
	100.0%	100.0%

Weighted average	75.4%	75.1%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2025 and 2024. Table 26 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration.
Table 26

	12/31/2025	12/31/2024
Kansas	35.0%	35.0%
Nebraska	24.4	23.9
Colorado	10.9	11.0
Oklahoma	10.4	10.8
Missouri	2.4	2.3
All other	16.9	17.0
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans decreased $467.0 thousand from December 31, 2024 to December 31, 2025. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.3 percent and 1.1 percent of the amortized cost of total conventional loans at December 31, 2025 and December 31, 2024, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Long-term investment securities increased $1.1 billion from December 31, 2024 to December 31, 2025 due to an increase in multifamily agency commercial MBS. The liquidity portfolio decreased $2.0 billion from December 31, 2024 to December 31, 2025 relative to elevated liquidity balances in the prior year.

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

Table 27 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 27

	12/31/2025	12/31/2024
Interest-bearing deposits	$1,910,110	$2,142,391
Federal funds sold	2,850,000	3,575,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$4,760,110	$5,717,391

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

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2025, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout 2025, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. We may extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2025, all unsecured investments were rated as investment grade based on NRSROs (see Table 30).

Table 28 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2025 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 28

Domicile of Counterparty	Overnight
Domestic	$1,910,110
U.S. Branches and agency offices of foreign commercial banks:
Australia	1,150,000
Austria	500,000
Germany	400,000
United Kingdom	300,000
Canada	250,000
Netherlands	250,000
Total U.S. Branches and agency offices of foreign commercial banks	2,850,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$4,760,110

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our RMP restricts the acquisition of investments to highly rated long-term securities. Generally, fixed-rate U.S. Treasury obligations are classified as either trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also help satisfy regulatory liquidity requirements. We also purchase fixed-rate securities for interest rate risk management.

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of December 31, 2025, the aggregate value of our MBS portfolio represented 273 percent of our regulatory capital. We are below our regulatory threshold primarily due to an increase in regulatory capital despite increased MBS purchases in recent periods. We expect to be below our regulatory limit in the near-term but continue to remain opportunistic about future MBS purchases.

We provide stand by bond purchase agreements (SBPA) to two state HFAs within our district. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2025 expire no later than 2031 though they are renewable upon request of the HFA and at our option. Total principal commitments for bond purchases under the SBPAs were $1.2 billion and $1.0 billion as of December 31, 2025 and 2024, respectively. We were not required to purchase any bonds under these agreements during 2024 or 2025. We plan to continue supporting the state HFAs in our district by executing SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

Major Security Types – We classify investment securities as trading, held-to-maturity (HTM), or available-for-sale (AFS) at the date of acquisition. Trading securities are carried at fair value, generally for liquidity and/or asset/liability management purposes. Liquidity or other asset/liability management strategies may require periodic sale of these securities but they are not actively traded; most often, they are held until maturity or call date. Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, and discounts. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value.

See Note 3 of the Notes to Financial Statements under Item 8 of this annual report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of December 31, 2025 are summarized by security type in Table 29 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2024. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 29

	12/31/2025					12/31/2024
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE debentures	$—	$—	$—	$—	$—	$17,884
GSE MBS	—	73,362	4,241	3,138	80,741	422,079
Total trading securities	—	73,362	4,241	3,138	80,741	439,963
Available-for-sale securities:
U.S. Treasury obligations	1,578,879	1,571,107	—	—	3,149,986	3,237,223
U.S. obligation MBS	—	—	—	60,428	60,428	77,263
GSE MBS	58,210	2,837,840	5,605,231	2,801,100	11,302,381	9,718,954
State or local housing agency obligations	—	—	34,296	23,660	57,956	24,179
Total available-for-sale securities	1,637,089	4,408,947	5,639,527	2,885,188	14,570,751	13,057,619
Held-to-maturity securities:
State or local housing agency obligations	—	25,615	—	—	25,615	30,895
GSE MBS	—	18,971	4,321	133,899	157,191	188,931
Total held-to-maturity securities	—	44,586	4,321	133,899	182,806	219,826

Total securities	1,637,089	4,526,895	5,648,089	3,022,225	14,834,298	13,717,408

Interest-bearing deposits	1,910,137	—	—	—	1,910,137	2,142,423

Federal funds sold	2,850,000	—	—	—	2,850,000	3,575,000

Securities purchased under agreements to resell	4,150,000	—	—	—	4,150,000	5,150,000
TOTAL INVESTMENTS	$10,547,226	$4,526,895	$5,648,089	$3,022,225	$23,744,435	$24,584,831

Weighted average yields[1]:
Available-for-sale securities	2.31%	3.29%	4.43%	4.70%
Held-to-maturity securities	—%	2.86%	2.24%	1.70%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 30 and 31 present the carrying value of our investments by rating as of December 31, 2025 and 2024 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 30

	12/31/2025
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$359,628	$1,550,509	$—	$1,910,137

Federal funds sold[2]	—	1,150,000	1,700,000	—	2,850,000

Securities purchased under agreements to resell[3]	—	500,000	1,050,000	2,600,000	4,150,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	3,149,986	—	—	3,149,986
State or local housing agency obligations	83,571	—	—	—	83,571
Total non-mortgage-backed securities	83,571	3,149,986	—	—	3,233,557
Mortgage-backed securities:
U.S. obligation MBS	—	60,428	—	—	60,428
GSE MBS	—	11,540,313	—	—	11,540,313
Total mortgage-backed securities	—	11,600,741	—	—	11,600,741

TOTAL INVESTMENTS	$83,571	$16,760,355	$4,300,509	$2,600,000	$23,744,435

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $49.9 million at December 31, 2025.
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

Table 32 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2025 and 2024 (in thousands). We generally manage the interest rate risk associated with our fixed-rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable-rate index. For more information on our interest rate swaps, see Tables 41 and 42 under Part I, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Table 32

	12/31/2025	12/31/2024
Trading securities:
Non-mortgage-backed securities:
Fixed-rate	$—	$17,884
Non-mortgage-backed securities	—	17,884
Mortgage-backed securities:
Fixed-rate	73,363	412,977
Variable-rate	7,378	9,102
Mortgage-backed securities	80,741	422,079
Total trading securities	80,741	439,963
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed-rate	3,207,942	3,261,402
Non-mortgage-backed securities	3,207,942	3,261,402
Mortgage-backed securities:
Fixed-rate	7,200,079	4,996,621
Variable-rate	4,162,730	4,799,596
Mortgage-backed securities	11,362,809	9,796,217
Total available-for-sale securities	14,570,751	13,057,619
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable-rate	25,615	30,895
Non-mortgage-backed securities	25,615	30,895
Mortgage-backed securities:
Fixed-rate	10,158	15,915
Variable-rate	147,033	173,016
Mortgage-backed securities	157,191	188,931
Total held-to-maturity securities	182,806	219,826
TOTAL	$14,834,298	$13,717,408

Deposits: Total deposits decreased 8.0 percent, from $1.0 billion at December 31, 2024 to $0.9 billion at December 31, 2025. Deposit programs are offered primarily to facilitate customer transactions with us, and all deposits are uninsured. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Deposits are typically in overnight or demand accounts that generally re-price daily based upon a market index such as the overnight Federal funds rate. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during future periods if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at members, or if depositor investment options improve as interest rates change. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and have been able to replace any reduction in deposits with similarly or even lower priced borrowings.

Table 33 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands).

Table 33

	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$450,972	4.12%	$431,285	5.06%	$332,442	4.94%
Demand deposits	411,785	3.77	337,443	4.71	306,434	4.62

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

Fixed-rate bonds are generally used to fund fixed-rate advances, mortgage loans and investments. To the extent that bonds are funding variable-rate assets, we typically either issue bonds that have variable rates matching the variable-rate asset index or utilize an interest rate swap to alter the fixed-rate bonds' characteristics to match the assets' index. Additionally, we often use variable-rate, fixed-rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR or Federal funds effective rate to fund short-term advances and money market investments and/or as a liquidity risk and interest-rate risk management tool.

Discount notes are primarily used to fund: (1) shorter-term advances or adjustable-rate advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed-rate assets, variable-rate assets, assets swapped to synthetically create variable-rate assets and short-term anticipated cash flows generated by longer-term fixed-rate assets.

Table 34 presents the carrying value of consolidated obligation bonds and discounts notes as of December 31, 2025 and 2024 (in thousands).

Table 34

	12/31/2025	12/31/2024
Bonds:
Par value	$50,607,725	$56,060,550
Premiums	9,679	12,044
Discounts	(3,530)	(3,054)
Concession fees	(12,540)	(12,085)
Hedging adjustments	(53,600)	(192,949)
Total bonds	50,547,734	55,864,506
Discount Notes:
Par value	21,450,283	14,518,446
Discounts	(142,095)	(101,891)
Concession fees	(342)	(345)
Hedging adjustments	1,455	837
Total discount notes	21,309,301	14,417,047
TOTAL	$71,857,035	$70,281,553

Total consolidated obligations increased $1.6 billion, or 2.2 percent, from December 31, 2024 to December 31, 2025, consistent with the growth in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 79.5 percent and 20.5 percent, respectively, at December 31, 2024 to 70.3 percent and 29.7 percent at December 31, 2025, respectively. The shift was driven primarily by an increase in discount notes and a decrease in short-term variable-rate and swapped callable bonds.

Callable bonds outstanding declined from $17.0 billion at December 31, 2024 to $15.6 billion at December 31, 2025 primarily due to calls or maturities of swapped callable bonds. Callable bonds are typically fixed or structured rate debt that pay higher coupons because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we typically call the hedged bond. Callable bonds provide flexibility to replace the bonds at lower costs if interest rates decline.

Our funding mix generally is driven by asset composition; however, we may also adjust our debt composition in response to market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or Federal funds effective rate. For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 7. For a discussion on yields and spreads, see Table 6 under this Item 7. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

We often execute derivatives concurrently with the issuance of consolidated obligations to create synthetic variable-rate debt at a cost that is lower than alternative funding sources and comparable variable-rate instruments issued directly by us. This approach modifies the characteristics of our liabilities to more closely align with the term and repricing profiles of our assets. Issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable-rate and short-term fixed-rate assets and, in some cases, to offer a broader range of advances at more competitive terms than would otherwise be available.

Swapped consolidated obligation transactions rely on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may adjust the types or terms of the consolidated obligations issued and derivatives utilized to better align with asset characteristics, meet member needs, and improve funding costs.

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2026 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

Derivatives: We use derivatives to reduce the interest-rate sensitivity of our assets and as part of our broader interest rate risk management strategy. Derivatives are used to adjust the interest rate sensitivity of consolidated obligations so that it more closely aligns with that of our assets, including advances, investments and mortgage loans. We also use derivatives to manage embedded options in assets and liabilities; to hedge the market value of existing assets, liabilities, and anticipated transactions; to hedge the duration risk of prepayable instruments; to mitigate earnings volatility arising from contractions or extensions of certain assets (such as advances and mortgage assets) and liabilities, and to reduce funding costs, as discussed below.

We generally designate derivatives as fair value hedges of underlying financial instruments or firm commitments. We also utilize economic hedges - derivatives that hedge specific or non-specific underlying assets, liabilities, or firm commitments but do not qualify for hedge accounting - when permitted under our RMP as part of our asset/liability management strategy.

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

The notional amount of total derivatives outstanding increased $3.7 billion between periods, at $52.0 billion at December 31, 2024 and $55.7 billion at December 31, 2025 primarily due to increases in interest rate swaps hedging discount notes and available-for-sale MBS, partially offset by decreases in interest rate caps hedging duration and convexity and interest rate swaps hedging bonds. These changes correspond with the changes in balance sheet composition as previously discussed. For additional information regarding the types of derivative instruments and risks hedged, see Tables 41 and 42 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
We maintain high levels of liquidity to support our mission of serving as a reliable and cost-effective funding source for our members and housing associates. In doing so, we also comply with minimum liquidity requirements established by FHFA regulations and guidance, as well as policies established by management and our board of directors. Our structure as a member-owned cooperative allows us to manage the levels of our assets, liabilities, and capital in response to changes in member credit demand, membership composition, and market conditions. As a result, the assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business based on the amount and timing of cash flows as a result of these factors.

Sources and Uses of Liquidity – A primary source of our liquidity is the issuance of consolidated obligations. Capital markets have traditionally treated FHLBank obligations as U.S. government agency debt, and as a result - even though the U.S. government does not guarantee FHLBank debt - we generally have stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for consolidated obligations issued on our behalf, and we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations.

Our uses of liquidity include repaying called and maturing consolidated obligations for which we are the primary obligor, funding advances, and purchasing investments and mortgage loans. We also use liquidity to repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock.

Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, other secured and unsecured borrowings, interest income, and sales of unencumbered assets.

During the year ended December 31, 2025, proceeds from the issuance of bonds and discount notes (net of premiums and discounts) were $77.7 billion and $608.9 billion, respectively, compared to $70.2 billion and $610.5 billion for the year ended December 31, 2024. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of issuing discount notes. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our liquidity portfolio consists of cash, certificates of deposit, short-term liquidity investments, and long-term investments with remaining maturities of one year or less. Short-term liquidity investments include Federal funds sold, interest-bearing demand deposits, and reverse repurchase agreements. The maturities of our short-term liquidity investments are structured to provide periodic cash flows to support our ongoing liquidity needs. Our liquidity portfolio decreased between periods, from $11.9 billion as of December 31, 2024 to $10.6 billion as of December 31, 2025.

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

During the year ended December 31, 2025, advance disbursements totaled $249.0 billion compared to $252.8 billion for the prior year period which reflects members transitioning from overnight line of credit to term adjustable rate advances. Periods with high short-term advance utilization typically have more frequent maturity and renewal activity, which results in higher cumulative disbursement and maturity amounts. Investment purchases (excluding overnight investments) totaled $2.9 billion in the year ended December 31, 2025 compared to $2.5 billion for the same period in 2024. Payments on maturing and retired consolidated obligation bonds and discount notes were $83.1 billion and $602.0 billion, respectively, for the year ended December 31, 2025 compared to $63.6 billion and $616.8 billion for the prior year period.

Capital: Total capital increased $87.9 million, or 2.1 percent, from December 31, 2024 to December 31, 2025 primarily due to an increase in retained earnings in excess of dividends paid, partially offset by a decrease in excess capital stock (see Table 36). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Excess stock represents the amount of stock held by a member in excess of that institution’s stock requirement, either due to a change to the capital plan or a change in activity levels. If our excess stock exceeds one percent of our total assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage excess stock balances, we may repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member. Our current practices include periodic mandatory repurchases of excess Class A Common Stock and exchanging all excess Class B Common Stock over $50,000 per member for Class A Common Stock on a daily basis.

Under our cooperatively structured capital plan, our capital stock balances should fluctuate along with any growth or reduction in advance, AMA and letters of credit balances in future periods. Any repurchase of excess capital stock is at our discretion and subject to statutory and regulatory limitations, including remaining in compliance with all of our regulatory and internal capital requirements after any such discretionary repurchase.

The increase in retained earnings from December 31, 2024 to December 31, 2025 is attributed to the net income for the year of $379.5 million, exceeding the $224.0 million payment of dividends in 2025. Dividends decreased $2.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of lower dividend rates paid on both Class A Common Stock and Class B Common Stock. The JCE Agreement provides that we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. As of December 31, 2025, our level of restricted retained earnings represented approximately 0.79 percent of average outstanding consolidated obligations. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan see Item 1 – “Capital, Capital Rules and Dividends.”)

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is at our discretion. See Item 1 – “Capital, Capital Rules and Dividends”. All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 35 as of December 31, 2025 and 2024 (dollar amounts in thousands):

Table 35

	2025		2024
	Count	Amount	Count	Amount
Commercial banks	506	$1,044,948	521	$1,273,118
Savings institutions	20	728,495	20	646,513
Credit unions	91	227,114	92	267,123
Insurance companies	30	508,272	29	443,491
CDFIs	4	1,533	4	1,360
Total GAAP capital stock	651	2,510,362	666	2,631,605
Mandatorily redeemable capital stock	6	5,836	5	3,225
TOTAL REGULATORY CAPITAL STOCK	657	$2,516,198	671	$2,634,830

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

Table 36 provides a summary of member capital requirements under our current capital plan as of December 31, 2025 and 2024 (in thousands):

Table 36

Requirement	12/31/2025	12/31/2024
Asset-based (Class A Common Stock only)	$188,598	$187,495
Activity-based (additional Class B Common Stock)[1]	2,128,046	2,030,000
Total Required Stock[2]	2,316,644	2,217,495
Excess Stock (Class A and B Common Stock)	199,554	417,335
Total Regulatory Capital Stock[2]	$2,516,198	$2,634,830

Activity-based Requirements:
Advances[3]	$1,962,101	$1,879,698
Letters of credit	18,050	18,857
AMA assets (mortgage loans)[4]	277,664	265,301
Total Activity-based Requirement	2,257,815	2,163,856
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	58,829	53,639
Total Required Stock[2]	$2,316,644	$2,217,495

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2025 and 2024.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $224.0 million for the year ended December 31, 2025 compared to $226.6 million for the same period in the prior year. The weighted average dividend rate for the year ended December 31, 2025 was 8.65 percent which represented a dividend payout ratio of 59.0 percent compared to a weighted average dividend rate of 8.82 percent and a payout ratio of 52.4 percent for the year ended December 31, 2024. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in December 2025 were based on income during the three months ended November 30, 2025. (See Part I, Item 1 – “Capital, Capital Rules and Dividends” for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold (DPT) rate before paying a higher rate to holders of Class B Common Stock. The DPT is a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (i.e., the DPT is floored at zero). Table 37 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2025:

Table 37

Applicable Rate per Annum	12/31/2025	09/30/2025	06/30/2025	03/31/2025
Class A Common Stock	4.00%	4.25%	4.25%	4.50%
Class B Common Stock	9.25	9.25	9.25	9.50
Weighted Average[1]	8.55	8.65	8.59	8.81
Dividend Parity Threshold:
Average effective overnight Federal funds rate	3.90%	4.30%	4.33%	4.33%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	1.90%	2.30%	2.33%	2.33%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 38 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2024:

Table 38

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

Off-Balance Sheet Arrangements: In the ordinary course of business, we engage in financial transactions that, in accordance with GAAP, are not recorded on the Statements of Condition or may be recorded on the Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For more information on our off-balance sheet arrangements, see Note 14 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

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

As part of our ERM program, risk assessments are conducted with business units. We utilize a customized business unit risk assessment approach to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. The results of all risk assessments are summarized in an annual risk assessment report, which is reviewed by the SRMC, presented to the Risk Oversight Committee of the board of directors, and approved by the full board of directors. The annual risk assessment report keeps our board of directors apprised of any weaknesses in the current risk management process of each business unit and the steps taken by management to address any identified weaknesses.

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

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and market value of equity (MVE) sensitivity. For additional information on interest rate risk measurement, see Part I, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

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
▪Cash or deposits;
▪Other acceptable real estate-related collateral, which includes privately issued collateralized mortgage obligations (CMO), mortgages on multifamily residential real property, second mortgages on 1-4 family residential property, and mortgages on commercial real estate; or
▪In the case of any CFI, secured loans to small business, small farm and small agri‑business or securities representing a whole interest in such secured loans.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer [obligated under PMI or supplemental mortgage insurance (SMI) arrangements] will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools under certain MPF Program products. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on an ongoing basis and regularly reported to the board of directors. In addition, we perform a credit analysis of third-party PMI and SMI insurers. On an ongoing basis, we review trends that could identify changing risks within our mortgage loan portfolio for macro- and micro-economic environment-related issues, including adverse changes in credit characteristics (loan purpose, low FICO scores, high debt-to-income ratios, high LTV ratios, etc.) and/or various types of concentrations (geographic, high-balance loans, third-party originated, etc.). Based on the credit underwriting standards under the MPF Program and this ongoing review, we have concluded that the mortgage loans we hold would not be considered subprime.

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term liquidity investments. Collateral eligibility and transaction margin requirements on our reverse repurchase agreements are monitored daily. U.S. Treasury obligations and MBS securitized by Fannie Mae or Freddie Mac represent the majority of our long-term investments. Other long-term investments include MBS issued by Ginnie Mae, unsecured GSE debentures and collateralized state and local HFA securities.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral collateral exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2025.

Cleared Derivatives. We are subject to nonperformance by the clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the clearinghouse, exposes us to institutional credit risk if the clearing agent or the clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2025.

We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. In addition, we have our internal pricing model validated regularly by our model risk management team or an independent consultant. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. For additional information on managing credit risk on derivatives, see Note 6 of the Notes to Financial Statements under Item 8.

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

We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout 2025.

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years. We were in compliance with these regulations at all times during the year ended December 31, 2025.

We generally maintained stable access to the capital markets throughout 2025. A Contingency Funding Plan allows us to maintain sufficient liquidity in the event of operational disruptions at FHLBank, the Office of Finance, or in the capital markets. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

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

With respect to advances, letters of credit, and SBPAs, credit practices are impacted by certain triggers based on the member’s or housing associate’s financial performance (or the ratings of bonds underlying SBPAs) as defined in detail in our policies and/or the appropriate agreements. For collateral requirements designed for our credit products, see Notes 1, 4 and 14 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2025, we were a party to, or participated in, 40 SBPAs with principal commitments of $1.2 billion. As of December 31, 2024, we were a party to, or participated in, 36 SBPAs with principal commitments of $1.0 billion. We were not required to purchase any bonds under any agreements during the years ended December 31, 2025 or 2024.

Business Risk Management: Business risk is the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short and long run. We manage business risk, in part, through a commitment to strategic planning and by having a strategic business plan in effect at all times that describes how the business activities will achieve our mission and also details the operating goals and strategic objectives for each major business activity. The Strategic Business Plan is intended to make transparent our strategic plans as well as the strategic planning process that helps formulate that plan. The Strategic Business Plan is augmented from time to time, at least annually, with appropriate research and analysis. The Strategic Business Plan provides a mechanism for management and the board of directors to be fully engaged in fulfilling their responsibilities for establishing our long-term strategic direction. Directors’ knowledge of the external environment through their positions with member institutions in the financial services industry as well as a variety of other professions provides a strong experience base to complement the capabilities and competencies of management. Full development of the Strategic Business Plan, including tactical strategies and implementation, is delegated to management. We use planning scenarios to develop the Strategic Business Plan and we continue to refine and enhance the scenario planning process each year. We believe this process results in the development of robust and effective future scenarios, thereby enhancing the overall effectiveness of our strategic planning process and the development of risk strategies for each scenario. The board of directors plays a key role in the development of the Strategic Business Plan and regularly monitors progress in the achievement of business objectives. Two board of directors’ meetings are set aside each year for strategic planning purposes.

To manage business and strategic risk, earnings simulations are conducted annually with estimated base-, best- and worst-case scenarios. These earnings simulations are based upon a set of assumptions developed for each of the three scenarios that consider factors such as: (1) the effects of changes in interest rates and spreads; (2) the balances of advances, mortgage loans, and investments; (3) operating expenses; and (4) capital management. The worst-case scenario assumptions typically include a pessimistic interest rate assumption, an overall decline in advance balances due to either declining economic factors, the loss of a large borrowing member due to merger or acquisition, or changes in mortgage volumes. We monitor key indicators tied to the various scenario assumptions and provide a monthly report to the Executive Committee and the board of directors. See Table 21 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

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

Operations Risk Management: Operations risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, or systems or from external events. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, and external events (including fraud, security incidents, and business disruptions). A number of strategies are used to manage and mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, comprehensive risk assessments conducted at the business unit level, and periodic reviews by our Internal Audit department. The ORC serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

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

Systems Malfunctions and Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (and our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new or anticipated projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our members, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide security program. The goal of our enterprise security program is to maintain a security framework such that: (1) physical and information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) physical and information assets and information systems are available when needed; and (4) cybersecurity threats or other information security risks are identified, monitored, and addressed through our enterprise information security program. For additional information on cybersecurity and cybersecurity threats, see Item 1C – “Cybersecurity.”

Man-made or Natural Disasters - We manage the risk of business disruption and systems failure due to man-made or natural disasters by having in place at all times a business resiliency plan, the purpose of which is to provide contingency plans for situations where operations cannot be carried out in their normal manner. We maintain an alternate data center that is geographically located far enough from our primary data center to reduce the possibility of both data centers being impacted by the same event. We also maintain an off-site business resumption center which includes computer equipment, office space, supplies, and other resources to allow our business partners to resume operations if our headquarters is inaccessible. Our on-site power generators support both the alternate data center and business resumption center in case of total power failure. Business partners may also resume operations by working remotely in situations where our headquarters is inaccessible. Comprehensive business resiliency exercises utilizing the alternate data center and business resumption center are conducted routinely and vary in scope and duration to simulate various types of disruptions. The disaster recovery plans are reviewed and updated annually. We also have a reciprocal back-up agreement in place with FHLBank Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank Boston’s members. We complete an annual test of this agreement with FHLBank Boston to ensure the process and related systems are functioning properly. We also maintain a funds transfer contingency agreement with FHLBank Boston that is tested annually and authorizes either FHLBank Topeka or FHLBank Boston to process wire transfers for the other during a contingency situation.

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

Table 39 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 39

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2025	1.5	1.6	0.5
09/30/2025	1.4	1.6	0.4
06/30/2025	1.5	1.4	0.5
03/31/2025	1.8	1.7	0.6
12/31/2024	2.0	1.9	0.7
09/30/2024	2.7	2.5	1.5
06/30/2024	2.7	2.4	1.5
03/31/2024	3.3	2.3	1.3

The primary factors contributing to the net changes in duration from December 31, 2024 to December 31, 2025 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable-rate CMOs and their effective cap levels; (2) the relative percent of total assets represented by the fixed-rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period. The decrease in interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable-rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration changes from the variable-rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during 2024, leading to the less asset sensitive DOE level in the +200 interest rate shock scenario.

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

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and lock-out periods (generally six months and greater). Generally, changes in the profile of the liability portfolio correspond with the expected duration profile of the fixed-rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including changes in interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.1 months and 1.2 months as of December 31, 2025 and 2024, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 40 presents MVE as a percent of TRCS. As of December 31, 2025, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed-rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of December 31, 2025 (see Table 36) contributed to the MVE levels as of December 31, 2025. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Generally, a positive duration position accompanied by rising interest rates would negatively impact the base market value of equity (numerator). Likewise, as capital increases, the MVE/TRCS ratio declines since the capital level is the denominator in the ratio. While the change in interest rates contributed to the overall impact on base MVE during the period, the changes were limited with the ratio maintaining relatively consistent levels in the base case and interest rate shock scenarios during the period.

Table 40

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2025	162	166	170
09/30/2025	155	159	162
06/30/2025	151	155	158
03/31/2025	153	158	161
12/31/2024	148	153	158
09/30/2024	148	156	161
06/30/2024	142	149	155
03/31/2024	147	155	161

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

Table 41

12/31/2025
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Fair Value Hedge	$12,426,350	$7,991
Fixed-rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	3,362,100	(23,751)
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Economic Hedge	206,658	780
Firm commitment to issue a fixed-rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	5,665	16
Investments
Fixed-rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	3,100,000	1,484
Fixed-rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	7,145,731	23,437
Fixed-rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	74,346	1,235
Mortgage Loans Held for Portfolio
Fixed-rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	54,782	118
Consolidated Obligation Discount Notes
Fixed-rate non-callable consolidated obligation discount notes	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	12,228,449	(71)
Fixed-rate non-callable consolidated obligation discount notes	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	5,412,035	(53)
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	245,655	(7)
Consolidated Obligation Bonds
Fixed-rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Fair Value Hedge	1,787,000	(12,153)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	Fair Value Hedge	7,197,000	(9,440)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	608,000	(12,055)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	10,000	(14)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Economic Hedge	750,000	(532)
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	1,085,000	561
TOTAL				$55,698,771	$(22,454)

Table 42

12/31/2024
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Fair Value Hedge	$12,541,236	$2,387
Fixed-rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	20,500	181
Fixed-rate putable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	Fair Value Hedge	3,095,200	(1,397)
Fixed-rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable-rate index	Economic Hedge	581,304	1,107
Firm commitment to issue a fixed-rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	8,730	11
Investments
Fixed-rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	3,300,000	641
Fixed-rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Fair Value Hedge	5,128,426	37,078
Fixed-rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	18,000	2
Fixed-rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable-rate index	Economic Hedge	419,438	7,198
Mortgage Loans Held for Portfolio
Fixed-rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	34,524	(43)
Consolidated Obligation Discount Notes
Fixed-rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	7,247,448	(7)
Fixed-rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,969,182	9
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Economic Hedge	198,705	(5)
Consolidated Obligation Bonds
Fixed-rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Fair Value Hedge	2,642,000	(34,414)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	Fair Value Hedge	7,355,000	(125,425)
Variable-rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable-rate index in the bond to a more desirable variable-rate index	Economic Hedge	500,000	(70)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	823,000	(39,065)
Fixed-rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable-rate index	Economic Hedge	1,750,000	16,941
Balance Sheet
Duration of equity	Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	Economic Hedge	2,604,000	4,181
Cost of funds or asset	Receive variable interest rate, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps	Economic Hedge	750,000	6
TOTAL				$51,986,693	$(130,684)

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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

PART III

Item 10: Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
The following sets forth the executive officers who served during the period from January 1, 2025 through the date of this annual report on Form 10-K.

All executive officers are “at will” employees. All executive officers, other than the Chief Audit Executive (CAE), may be removed from office or discharged by the board of directors or the President and CEO with or without cause. The CAE may be removed from office, with or without cause, only with the approval of the Audit Committee. The CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.
Table 43

Executive Officer	Age	Position Held
Jeffrey B. Kuzbel	59	President and Chief Executive Officer
Carl M. Koupal, III	42	Executive Vice President, Chief Mission Officer / Chief Legal Officer and Corporate Secretary
Philip D. Bacchus	45	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Brian J. Dreher	55	Senior Vice President, Chief Information Officer
Lance W. Liby	55	Senior Vice President, Chief Business Officer
Thomas E. Millburn[1]	55	Senior Vice President, Chief Audit Executive
Sarah A. Morse	41	Senior Vice President, Chief People Officer
Joshua J. Clark	50	First Vice President, Interim Chief Risk Officer
Amy J. Crouch	50	First Vice President, Chief Accounting Officer
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

Carl M. Koupal, III, became EVP and Chief Mission Officer/Chief Legal Officer (CMO/CLO), Corporate Secretary in July 2024, after serving as EVP and Chief Legal and Ethics Officer, Corporate Secretary starting in January 2024, and as SVP and Chief Legal and Ethics Officer since October 2022. Mr. Koupal is responsible for overseeing FHLBank’s Legal Services, Housing and Community Development, Government and Industry Relations, Corporate Communications, and Corporate Governance activities. Mr. Koupal previously served as Chief Compliance and Ethics Officer & General Counsel, Corporate Secretary starting in October 2021; First Vice President (FVP), Associate General Counsel, Director of Legal Services and Compliance, Corporate Secretary from April 2018 to October 2021; and as Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary from March 2016 through March 2018. Mr. Koupal joined FHLBank in 2008 as a Law Clerk and was promoted to Staff Attorney in 2009; Legal and Compliance Officer in 2011; Assistant Vice President, Assistant General Counsel, Director of Compliance and Assistant Corporate Secretary in 2014; and Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary in 2016.

Philip D. Bacchus became SVP and CFO in August 2024. Mr. Bacchus is responsible for overseeing FHLBank’s Finance, Strategy, and Innovation Division, which includes Capital Markets, Accounting, and Strategy, Innovation, and Planning functions. Prior to joining FHLBank in 2024, Mr. Bacchus served as Senior Vice President and Treasurer at American Savings Bank, Honolulu, Hawaii, from January 2019 to August 2024; and served in various capital markets and balance sheet management roles at Capital One Financial from 2006 to 2017.

Brian J. Dreher became SVP and CIO in January 2022, after serving as Vice President and Director of IT Infrastructure & Operations starting in 2014. Mr. Dreher is responsible for FHLBank’s Information Technology and Building Services & Security activities, including building management, physical security, corporate services, IT governance, business technology, information security, infrastructure, and operations. He served as Vice President, Assistant Director of Information Technology from 2010 to 2014, and Vice President and Software Development Manager from 2004 to 2010. He joined FHLBank in 1998.

Lance W. Liby became SVP and Chief Business Officer in April 2024. Mr. Liby is responsible for overseeing FHLBank’s Product Administration and Lending, Product Development and Research, Sales, Member Engagement, and Wire Services activities. Mr. Liby previously served as FVP, Chief Credit Officer from January 2017 to March 2024. He joined FHLBank in 2013. Prior to joining FHLBank, Mr. Liby served as Vice President at Mortgage Liquidity Solutions from 2011 to 2013 and was the Senior Manager of Credit Risk at U.S. Central Federal Credit Union from 2003 to 2011.

Thomas E. Millburn became SVP, CAE in March 2016. Mr. Millburn is responsible for overseeing FHLBank’s Internal Audit activities. Mr. Millburn previously served as SVP, Chief Internal Audit Officer from March 2011 to March 2016 and Senior Vice President, Director of Internal Audit from December 2010 to March 2011. Mr. Millburn joined FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999, Vice President in 2000 and FVP in March 2004.

Sarah A. Morse became SVP and Chief People Officer in August 2025. Ms. Morse previously served as FVP Associate General Counsel, Director of Legal Services beginning in July 2024; Associate General Counsel beginning in June 2022; Assistant General Counsel beginning in October 2020; and Corporate Counsel beginning in November 2017.

Joshua J. Clark became Interim CRO in January 2025. He became FVP in 2018 and was named Chief Credit Officer in 2024. Mr Clark is responsible for overseeing FHLBank’s Credit, Market Risk Analysis, and Operations Risk and Compliance activities. Mr. Clark joined FHLBank in 2004 as Enterprise Risk Analyst and became Associate CRO in 2017.

Amy J. Crouch became FVP and Chief Accounting Officer and FHLBank’s Principal Accounting Officer in January 2023. She was named Interim Principal Financial Officer from January 2024 through November 2024. Ms. Crouch is responsible for FHLBank’s Accounting activities, including financial reporting. Ms. Crouch previously served as Vice President, Director of Financial Reporting since September 2011, and as SEC Reporting and Compliance Manager from April 2008 to September 2011. She joined FHLBank in 2005 as SEC Reporting and Compliance Accountant.

Directors
The Bank Act, as amended by the Recovery Act, mandates that an FHLBank’s board of directors consists of 13 directors or such other number as the Director of the FHFA deems appropriate. Further, the Bank Act categorizes directorships into two categories: “member” directors and “independent” directors. A majority of directors are required to be member directors and at least two-fifths are required to be independent directors. Each director must be: (1) a citizen of the United States; and (2) either a bona fide resident in our district or serve as an officer or director of a member located in our district. Under the FHFA regulations, new and re-elected directors serve four-year terms; subject to adjustment by the FHFA to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director who was term-limited may be re-elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Our board of directors currently consists of 14 directors, eight of whom are member directors and six of whom are independent directors.

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

On December 9, 2025, Michael D. Calcote was declared elected as a member director from the state of Colorado, and Jeffrey R. Noordhoek and Paul E. Washington were declared elected as independent directors, from the states of Nebraska and Colorado, respectively. Each of the directors elected in 2025 will serve four-year terms expiring December 31, 2029.

Table 44 sets forth certain information regarding each of our directors as of the filing date of this annual report on Form 10-K.
Table 44

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Milroy A. Alexander	76	Independent	January 2015	December 2028	(a), (b), (c) Vice Chair, (e)
Steven G. Bradshaw	66	Member	January 2024	December 2027	(b), (f)
Michael D. Calcote	63	Member	January 2025	December 2029	(d), (f)
Kyle J. Heckman	47	Member	January 2025	December 2028	(a), (e)
Thomas E. Henning	72	Independent	January 2023	December 2026	(a), (b) Chair, (c), (d)
Lynn Jenkins	62	Independent	July 2019	December 2028	(a), (b), (e)
Holly Johnson	62	Independent	January 2016	December 2027	(a) Chair, (c), (d)
Barry J. Lockard	60	Member	January 2019	December 2026	(b), (c) Chair
Craig A. Meader	68	Member	January 2020	December 2027	(a), (c), (e), (f) Chair
Jeffrey R. Noordhoek	60	Independent	July 2020	December 2029	(b), (f)
Douglas E. Tippens	71	Member	January 2015	December 2026	(a), (b), (c), (d) Chair
Paul E. Washington	56	Independent	July 2021	December 2029	(c), (d), (e) Chair
Christopher D. Wente	50	Member	January 2025	December 2028	(e), (f)
Lance L. White	51	Member	January 2023	December 2026	(d) Chair Designate, (f)

1    Board of Director committees are as follows: (a) Audit; (b) Compensation and People; (c) Executive; (d) Risk Oversight; (e) Mission and Governance; and (f) Operations.
Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving non-profit housing organizations and a residential and commercial redevelopment authority for a former air force base. He has been board Chair of Northeast Denver Housing Center for the last 25 years. He is the former board chair of the Lowry Redevelopment Authority and a former board member of the National Council of State Housing Agencies, the Municipal Securities Rulemaking Board, Rose Community Foundation, and numerous other organizations. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The board of directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 21 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO; his certification as a CPA; his more than 11 years as an auditor with Touche Ross & Co. (now Deloitte); his past service on the audit committees of many organizations, his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and risk management practices when making his nomination.

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

Michael D. Calcote serves as President and CEO at Elevations Credit Union since March 2026. He previously served as CFO and Chief Risk Officer of Elevations Credit Union from 2010 to March 2026. Prior to joining Elevations in 2010, Mr. Calcote served as CFO and Treasurer for Guaranty Bank, a publicly held regional bank headquartered in Austin, Texas. Although the board of directors did not participate in Mr. Calcote’s nomination since he is a member director, Mr. Calcote served for five years as a regulatory examiner and capital markets specialist for the U.S. Office of Thrift Supervision, holds a bachelor’s degree in finance and accounting from Stephen F. Austin State University in Texas and is a Chartered Financial Analyst®, that assists in his service as a director. Mr. Calcote also serves as a board member of Clinica Family Health & Wellness.

Kyle J. Heckman has served as chairman of Flatirons Bank since September 2024 where he previously served as chairman and CEO for nearly 15 years. Although the board of directors did not participate in Mr. Heckman’s nomination since he is a member director, he earned a Bachelor of Arts in Economics, a Bachelor of Science in Business Administration with an emphasis in finance and an MBA from the University of Colorado at Boulder, Mr. Heckman previously served on the board of directors and audit committee of the Federal Reserve Bank of Kansas City for two three-year terms, and was an appointed council member of the Federal Reserve Bank’s regional Community Depository Institutions Advisory Council (CDIAC) for five years, that assists in his service as a director.

Thomas E. Henning has been Manager of Henning LLC Companies since January 2023. Prior to his current role, Mr. Henning was Chairman, President and CEO of the Assurity Group, Inc. (AGI), a mutual holding company of life insurance companies in Lincoln, Nebraska, from 2005 through 2022 and was employed by Security Financial Life Insurance Co., a predecessor to AGI, from 1990 to 2005. Mr. Henning has served on the board of Nelnet, Inc., a public company and provider of education finance and services, headquartered in Lincoln, Nebraska, since 2003. He also served on the board of First Interstate Bank, a public company and provider of financial services headquartered in Billings, Montana, from February 2022 to May 2025, and previously served on the board of Great Western Bank prior to its acquisition by First Interstate Bank from 2015 to 2022. The board of directors considered Mr. Henning’s qualifications, skills, and attributes, including his past experience as Chairman, President, and CEO of a life and health insurance company; his past experience as President and CEO of a community bank and President and Chief Operating Officer of a regional banking group; his prior and current service on the board of publicly traded companies; his more than 40 years of financial services experience; his prior service as an FHLBank director; and his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, risk management practices, and the law, when making his nomination. Prior to his current term, Mr. Henning served as an independent director of FHLBank from April 2007 through December 2015.

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

Holly Johnson, a Chickasaw citizen and CPA, owns a tribal consulting company providing services to the Chickasaw Nation in the area of administrative support and policy development. She served as Secretary of the Department of Treasury for the Chickasaw Nation from October 2012 to December 2019, where she was responsible for all finance and accounting functions. From October 2010 to September 2012, she served as the Administrator of Planning and Organizational Development for the Chickasaw Nation. From August 2003 to October 2010, she served as an Elected Tribal Legislator for the Pontotoc District. Ms. Johnson served as a trustee of the Chickasaw Foundation and is a past trustee of the Ada City Schools Foundation and the Chickasaw Nation's 401(k) plans, a past board member of the Ada Chamber of Commerce, a member of the Oklahoma State University School of Accounting Executive Advisory Board, and a former appointed commissioner of the Oklahoma Ethics Commission. She represented Indian Tribal Governments on the Advisory Committee of the Internal Revenue Service. The board of directors considered Ms. Johnson's qualifications, skills and attributes, including her role as Secretary for the Department of Treasury for the Chickasaw Nation; her experience as a CPA and at public accounting firms; her experience in and knowledge of auditing and accounting, financial management, organizational management, project development and risk management practices, when making her nomination.

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

Paul E. Washington, a private investor, previously served as Executive Vice President and Chief Administrative Officer for IMA Financial Group, Denver, Colorado, from April 2021 to May 2025, where he is responsible for mergers and acquisitions, commercial real estate strategy, communications, governance, administration, and investments. Mr. Washington served as market director (a regional president-equivalent position) for JLL, a Fortune 500, SEC registered commercial real estate services company from April 2017 to May 2021. Mr. Washington holds bar licenses in Colorado and California and previously served on the Colorado Housing and Finance Authority board of directors from 2013 to 2021 where he served as both board Chair and Chair of the Finance committee. The board of directors considered Mr. Washington's qualifications, skills, and attributes, including his degree in business and his J.D. and LL.M. in taxation; his prior experience in leading a large real estate services company; his prior service on the board of directors of the Colorado Housing and Finance Authority; his experience in and knowledge of auditing and accounting, financial management, organizational management, project development, risk management practices, and the law, when making his nomination.

Christopher D. Wente has served as president and CEO of Golden Belt Bank since 2017. Although the board of directors did not participate in Mr. Wente’s nomination since he is a member director, he earned a Bachelor of Science degree in industrial engineering from Kansas State University and is a 2014 graduate of the Graduate School of Banking at Colorado. Mr. Wente has served as a director for Banker’s Bank of Kansas since 2022, on the Hays Medical Center board of directors since 2024, and as a board member of the Ellis County Coalition for Economic Development.

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

Audit Committee Financial Expert
Our board of directors has a separately designated, standing audit committee, which consists of Holly Johnson (Chair), Milroy A. Alexander, Kyle J. Heckman, Thomas E. Henning, Lynn Jenkins, Craig A. Meader, and Douglas E. Tippens.

The board of directors has determined that Holly Johnson is an “audit committee financial expert” as that term is defined under SEC regulations. Ms. Johnson is “independent” in accordance with the Nasdaq Independence Standards (defined under Item 13 below) for audit committee members, as those standards were applied by our board of directors.

The Compensation and People Committee Report is included following the Compensation Discussion and Analysis in Item 11 - “Executive Compensation.”

Insider Trading Policy
We have adopted an insider trading policy (the “Insider Trading Policy”) that prohibits our directors, officers, employees, and related persons, as well as their respective family members, from purchasing, selling, or otherwise transacting in our securities and in the securities of other issuers while in possession of material nonpublic information related to any member or non-member institution, FHLBank, the FHLBank System or otherwise. FHLBank believes the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations. The Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

FHLBank is cooperatively owned by its member institutions. By law, our capital stock cannot be held by individuals (including our directors, officers and FHLBank employees.)

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

The named executive officers in 2025 were: (1) Jeffrey B. Kuzbel, President and CEO; (2) Carl M. Koupal, III, EVP and CMO/CLO; (3) Philip D. Bacchus, SVP and CFO; (4) Martin L. Schlossman, Jr., SVP and CRO; and (5) Brian J. Dreher, SVP and CIO (each a “Named Executive Officer” or “NEO” and, collectively, the “Named Executive Officers” or “NEOs”). Mr. Schlossman, Jr. retired from FHLBank in February 2026 after 25 years of service.

In determining the appropriate total compensation package for our NEOs for 2025, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2025, we provided competitive compensation opportunities for our NEOs based in part on adjustments to base salary in line with our Executive Pay Philosophy and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. All NEOs participated in the EICP. The achievement of both short- and long-term goals translated to above target incentive awards earned by our NEOs in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation and People Committee of the board of directors (Compensation Committee) oversees the compensation of the NEOs. The Compensation Committee’s responsibilities in 2025 included:
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

Elements of Executive Compensation: To implement our compensation objectives, the elements of our 2025 compensation program for the NEOs included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer cash-incentive opportunities and certain retirement benefits to keep our compensation packages competitive relative to the market and to offset the value of compensation that labor-market competitors might offer through equity-based compensation programs.

As required by Item 402(x) of Regulation S-K, we provide the following discussion of the timing of equity awards in relation to the disclosure of material nonpublic information (MNPI). During the year ended December 31, 2025, none of the NEOs were awarded stock options or similar awards and we did not time the disclosure of MNPI for the purpose of affecting the value of executive compensation.

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

For 2025 compensation, the Compensation Committee considered the competitiveness of the total compensation paid to our NEOs by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (“McLagan”).

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

The following is a list of regional and community banks with $20 billion to $65 billion in assets, which is a component of the market peer group used for the 2025 compensation benchmarks:

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

For 2025, the Compensation Committee determined that appropriate annual base salaries for each NEO should be competitive with the salaries of comparable positions within the peer groups for purposes of providing guideposts for a competitive compensation analysis. Adjustments to annual base salaries of the NEOs for 2025 were based on: (1) each NEO’s scope of responsibility and accountability; (2) analysis of our comparator peer groups; (3) performance of FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each NEO, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

A final factor the Compensation Committee generally considers in determining base salary increases in its effort to retain our NEOs is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective to that of the survey data and helps ensure our executive compensation practices are internally consistent and equitable.

The Compensation Committee also considered guidance and communications from our regulator, the FHFA, in determining total compensation for the NEOs as more specifically addressed below under “FHFA Oversight.”

In 2025, the Compensation Committee and the CEO determined, with respect to competitive pay positioning for purposes of retaining our NEOs, it was appropriate to increase the base salaries of the NEOs to maintain competitive base and total compensation. Consideration was also given to each NEO’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. The CEO salary increase was recommended by the Compensation Committee and approved by the board of directors.

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

To effectively motivate the NEOs to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent at-risk pay. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the board of directors, and are distributed only in accordance with such achievement. In 2025, we achieved above target attainment for each of the pre-established goals.

Goal metrics, metric performance ranges and metric weights for cash incentive award opportunities under the EICP for the current year are established towards the end of the prior year. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2025 performance objectives, as appropriate, before submitting the objectives to the board of directors for approval.

For the Base Performance Period of January 1, 2025 to December 31, 2025, the board of directors approved a Total Base Opportunity equal to a percentage of each NEO’s Earned Base Salary during the Base Performance Period. Certain NEOs have a greater and more direct impact than others on the success of FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each NEO. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2026 to December 31, 2028, over which FHLBank applies an interest rate credit compounding annually, as further described below, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. NEOs may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Table 45 presents the Total Base Opportunity for each NEO for each achievement level for the Base Performance Period:

Table 45

Position	Total Base Opportunity
	Threshold	Target	Optimum[1]
President & CEO	40.0%	80.0%	120.0%
EVP and SVP/CFO	30.0	60.0	90.0
SVP/NEO other than CFO	27.5	55.0	82.5

1    Total Base Opportunity is capped at 100 percent of the Participant’s Earned Base Salary.

The Total Base Opportunity Goal Metrics for 2025 are described in Table 46:

Table 46

Total Base Opportunity Goal Metric	Definition
Return on Equity Spread to SOFR[1]	The spread between (a) adjusted net income (as defined in the plan) divided by the daily average total regulatory capital and (b) the daily average of overnight SOFR.
Affordable Housing Program ("AHP") General Fund Ratio	The AHP General Fund Ratio refers to the total dollar amount of applications submitted for the AHP General Fund compared to the total dollar amount allocated to the AHP General Fund available to be awarded in the AHP General Fund for the performance year based on the Required Annual AHP Contribution.
Native American Housing Initiatives ("NAHI") Grants Ratio	NAHI references FHLBank’s voluntary grant program that provides Native American tribes and Tribally Designated Housing Entities with access to grant funds intended to build their communities in support of housing for tribal members in FHLBank’s district (Colorado, Kansas, Nebraska and Oklahoma). The ratio refers to the total dollar amount in applications submitted compared to the initial total dollars awarded for the performance year.
Member Participation in Housing and Community Development Programs	Housing and Community Development Programs include the following four program categories: (1) the AHP General Fund; (2) TurnKey; (3) Community Housing/Development Programs; (4) NAHI; (5) Mortgage Rate Reduction; and (6) voluntary discounted advances program. Participation in the AHP General Fund means a member submits an AHP General Fund application. Participation in TurnKey means a member submits a reservation for a TurnKey product. Participation in a Community Housing/Development Program means a member has an approved Community Housing Program or Community Development Program application. Participation in NAHI means a member submits a NAHI application. Participation in the Mortgage Rate Reduction product means a member sells to FHLBank a mortgage using the product. Participation in the voluntary discounted advances program means a member receives an advance under the terms of the program.
Risk Management – Compliance, Business and Operations Risks	Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are compliance, business and operations risks.
Risk Management – Market, Credit and Liquidity Risks	Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are market, credit and liquidity risks.

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

The Total Base Opportunity available to Participants for the Financial Performance Goals shall be adjusted as reflected in Table 47 below if the daily average Total Regulatory Capital as a percentage of average Total Assets (Daily Average Total Regulatory Capital Ratio) is below 4.75 percent for 2025. The Financial Performance Goals include the Return on Equity Spread to SOFR, which represents 35 percent of the Base Opportunity Metric Weights at Table 49.

Table 47

Daily Average Total Regulatory Capital Ratio	Financial Performance Goals Adjustment
≥4.75%	0%
≥4.70% and <4.75%	(25)%
≥4.65% and <4.70%	(50)%
≥4.60% and <4.65%	(75)%
<4.60%	(100)%

Award levels were set at Threshold, Target and Optimum percentages of annual base salary. Table 48 sets forth the specific annual goal performance ranges, the actual achievement levels, and the incentive payout for each of our Total Base Opportunity Goal Metrics in 2025:

Table 48

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement	Incentive Payout[1]
	Threshold	Target	Optimum
Financial Performance – Return on Equity Spread to SOFR	3.50%	4.75%	5.75%	5.85%	150.00%
Housing and Community Development Mission Alignment – AHP General Fund Ratio	100%	150%	250%	428.42%	150.00%
Housing and Community Development Mission Alignment – NAHI Grants Ratio	100%	200%	300%	379.87%	150.00%
Housing and Community Development Mission Alignment – Member Participation in Housing and Community Development Programs	200	230	260	320	150.00%
Risk Management – Compliance, Business and Operations Risks	3.00	4.00	5.00	4.91	145.50%
Risk Management – Market, Credit and Liquidity Risks	4.00	4.50	5.00	4.85	135.00%
TOTAL WEIGHTED AVERAGE INCENTIVE PAYOUT					146.59%

1    If the actual achievement is Optimum or higher, the incentive payout is capped at 150.00 percent.

We believe the goals incorporated into the EICP are indicative of our balanced approach to profitability, mission and member-focus, and risk management. As reflected in Table 48, we achieved in excess of Optimum for the Return on Equity Spread to SOFR and for all Housing and Community Development Mission Alignment goals. We exceeded Target performance for all Risk Management goals.

Table 49 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each NEO in 2025:

Table 49

Performance Objective	Metric Weight
Financial Performance – Return on Equity Spread to Secured Overnight Financing Rate (SOFR)	35%
Housing and Community Development Mission Alignment – Affordable Housing Program (AHP) General Fund Ratio	10
Housing and Community Development Mission Alignment – Native American Housing Initiatives (NAHI) Grants Ratio	10
Housing and Community Development Mission Alignment – Member Participation in Housing and Community Development Programs	10
Risk Management – Compliance, Business and Operations Risks	17.5
Risk Management – Market, Credit and Liquidity Risks	17.5
TOTAL	100%

Table 50 presents the eligible salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each NEO as calculated under the EICP for the Base Performance Period of January 1, 2025 to December 31, 2025 and the Deferral Performance Period, which is the three-year period from January 1, 2026 to December 31, 2028:

Table 50

Named Executive Officer	Eligible Salary	Aggregate Goal Achievement	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Jeffrey B. Kuzbel, President & CEO	$930,000	100.00%	$930,000	$465,000	$465,000
Carl M. Koupal, III, EVP & CMO/CLO	430,000	87.95	378,196	189,098	189,098
Philip D. Bacchus, SVP & CFO	465,000	87.95	408,980	204,490	204,490
Martin L. Schlossman, Jr., SVP & CRO	405,000	80.62	326,524	163,262	163,262
Brian J. Dreher, SVP & CIO	380,000	80.62	306,368	153,184	153,184

1    Cash Incentive is included as non-equity incentive plan compensation in Table 55 for all NEOs.

The final value of the Deferred Incentive portion of the Total Base Opportunity for the calendar year 2026 to calendar year 2028 is measured by applying an interest rate credit equal to FHLBank’s Pre-ASC 815 annual return on equity, compounded annually, to the Deferred Incentive presented in Table 50, as long as FHLBank has an MVE of not less than 100 percent of TRCS outstanding, as of the last day of the Deferral Performance Period.

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

The EICP for the 2023-2025 Deferral Performance Period is subject to the following performance goal: (1) FHLBank must have an MVE of not less than 100 percent of TRCS outstanding as of the last day of the Deferral Performance Period; and (2) the calculation of the Final Deferred Incentive Award shall be calculated by applying an interest rate credit of six percent, compounded annually, to the Deferred Incentive.

Based on the performance results, Table 51 presents the Final Deferred Incentive Award for the 2023-2025 Deferral Performance Period for each NEO:

Table 51

Named Executive Officer	Deferred Incentive	Final Deferred Incentive Award[1]
Jeffrey B. Kuzbel, President & CEO	$175,101	$208,549
Carl M. Koupal, III, EVP & CMO/CLO	110,594	131,720
Philip D. Bacchus, SVP & CFO	—	—
Martin L. Schlossman, Jr., SVP & CRO	111,254	132,506
Brian J. Dreher, SVP & CIO	95,738	114,026

1    The amount is included as non-equity incentive plan compensation in Table 55 for all NEOs.

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

Bonuses and Other Compensation: On occasion, the Compensation Committee may elect to award a NEO additional compensation. In August 2024, Mr. Bacchus joined FHLBank as SVP and CFO and received a hiring bonus in the amount of $175,000, as well as a $25,000 stipend to assist with relocation expense. In 2024, Mr. Bacchus received a net payment of $69,000 to assist with his relocation and is no longer subject to the clawback period as of December 28, 2025.

Retirement and Other Benefits - All of the NEOs participate in the Federal Home Loan Bank of Topeka 401(k) Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of FHLBank (DC Plan). In response to federal legislation, which imposed restrictions on the retirement benefits payable to our executives, we subsequently established the Benefit Equalization Plan (BEP) to support the competitive level of our total compensation for executive officers, including certain NEOs. The Executive Defined Contribution Retirement Plan (EDCRP), which became effective on January 1, 2025, is an unfunded, nonqualified defined contribution plan, covering employees at SVP and above (or otherwise designated by the Board), with employer nonelective contributions based on a percentage of “Compensation” and the Committee‑determined “Achievement Level.”

DC Plan: The DC Plan is a tax-qualified, defined contribution plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations (see “BEP” below).

All employees who have met the eligibility requirements can choose to participate in the DC Plan. We match employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested. During 2025, matching ratios for all employees, including the NEOs (with the exception of Messrs. Kuzbel and Bacchus), under the DC Plan were as follows:

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

The BEP allows the NEOs to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2025, the rate of return earned on the defined contribution portion of the BEP was 9.80 percent, which was our 2024 Pre-ASC 815 annual return on equity.

Participating NEOs are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2025, each of the Participating NEOs would be entitled to receive their respective balance of compensation deferred through participation under the BEP within ninety days of any such Participating NEO’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Participating NEO, these amounts are listed in Table 59 under the column titled “Aggregate Balance at Last FYE.”

Messrs. Schlossman, Koupal, and Dreher participate in the defined benefit BEP, which ceased accrual of further pension benefits as of December 31, 2019.

Executive Defined Contribution Retirement Plan: Effective January 1, 2025, the Board of Directors adopted the Federal Home Loan Bank of Topeka EDCRP, an unfunded nonqualified defined contribution retirement plan intended to comply with Section 409A of the IRC. The purpose of the EDCRP is to attract and retain senior executive level talent by providing a competitive total rewards package that supplements the DC Plan and the defined contribution component of the BEP. The EDCRP is designed to offset a portion of the value of compensation that labor-market competitors might otherwise provide through equity-based programs we are precluded from offering due to our cooperative structure.

Eligible employees include employees classified at the level of SVP or higher, or employees otherwise designated by the Board. Under the EDCRP, FHLBank credits a nonelective contribution to each participant's account equal to a percentage of the participant's Compensation for the Plan Year, with the applicable percentage determined by reference to the Committee-determined Achievement Level attained for the year and the participant's officer level. Table 52 presents the EDCRP contribution percentage for each NEO for each achievement level:

Table 52

Officer Level	Threshold	Target	Optimum
President & CEO	7.5%	15%	22.5%
EVP/SVP	5%	10%	15%

Vesting. A participant vests in the balance of the participant's EDCRP account based on attained age as follows: 50 percent at age 60; 75 percent at age 63; and 100 percent at age 65. Notwithstanding the foregoing, a participant becomes 100 percent vested if the sum of the participant's years of service and age equals or exceeds 70 (i.e., the Rule of 70) or upon a Change in Control (discussed below). Any unvested portion of a participant's account is forfeited upon termination of employment, except that the Compensation Committee of the Board of Directors may, in its discretion, provide for vesting of all or a portion of the account if the participant's employment is terminated without Cause.

Distribution of a participant's vested EDCRP account commences no later than 90 days after a Distribution Event, which is defined as the earlier of death, Disability, or Separation from Service. Within 30 days after first becoming an eligible employee, a participant must irrevocably elect to receive distributions in a single lump sum or in equal annual installments over a period of up to seven years. If no election is made, the account is paid in a lump sum. For purposes of Section 409A, each installment is treated as a separate payment.

Participants may direct the investment of their EDCRP accounts among investment funds made available by the Compensation Committee, with gains or losses credited as of each Valuation Date. The EDCRP is unfunded. Consequently, benefits are payable solely from the general assets of FHLBank, and participants have the status of unsecured general creditors.

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

Perquisites: The board of directors views limited perquisites afforded to the NEOs as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any NEO’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of ongoing perquisites that were provided to the NEO in 2025 include cell phone reimbursement, limited spousal travel and limited club dues. Perquisites of more than $10,000 in aggregate for an individual NEO are presented in Table 56.

Potential payments upon termination or change in control
Severance Benefits: We provide severance benefits to the NEOs pursuant to our Executive Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers from loss of income during a period of unemployment. These officers are eligible to receive severance pay under the policy if we terminate the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment, including as a result of disability or death; or (2) the officer’s employment is terminated by us for misconduct.

Provided the requirements of the policy are met and the NEO provides us an enforceable release, Table 53 presents the term and amounts that would have been payable to the NEO under the Executive Officer Severance Policy as of December 31, 2025, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see “Change in Control Plan” below):

Table 53

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Jeffrey B. Kuzbel, President & CEO	12	$930,000	$23,596	$953,596
Carl M. Koupal, III, EVP & CMO/CLO	9	322,500	25,876	348,376
Philip D. Bacchus, SVP & CFO	6	232,500	11,797	244,297
Martin L. Schlossman, Jr., SVP & CRO[3]	6	202,500	9,253	211,753
Brian J. Dreher, SVP & CIO	6	190,000	8,011	198,011

1    Severance Amount equals the number of months of base salary as described under the Executive Officer Severance Policy.
2    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Executive Officer Severance Policy.
3    Mr. Schlossman ceased to serve as CRO effective December 31, 2025; consequently, the Severance Policy was no longer applicable to Mr. Schlossman as of January 1, 2026.

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

A Participant in the Change in Control Plan will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs; and (3) the unvested balance of the participant’s EDCRP. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to their compensation multiplier. The Compensation Committee approved the following Participants in the Change in Control Plan and their effective Tiers: Mr. Kuzbel, CEO at Tier 1; Messrs. Koupal, CMO/CLO and Bacchus, CFO at Tier 2; and Messrs. Schlossman, CRO and Dreher, CIO at Tier 3.

EDCRP Potential Payments upon Change in Control: Upon a Change in Control (as defined in the Change in Control Plan), participants become 100 percent vested in their EDCRP account balances. Distribution of vested balances occurs in accordance with the participant's prior distribution election and timing rules under Section 409A, commencing no later than 90 days after a Distribution Event. As of December 31, 2025, no EDCRP contributions had been credited because contributions for the 2025 Plan Year are made after year‑end. Therefore, the amounts reflected in the Potential Payments table as of December 31, 2025 do not include any EDCRP balance. EDCRP balances credited in future years will vest in full upon a Change in Control and will be included in subsequent Potential Payments disclosures to the extent applicable.

Table 54 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating NEOs as of December 31, 2025 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 54

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total[4]
Jeffrey B. Kuzbel, President & CEO	$2,780,700	$2,224,560	$70,788	$5,076,048
Carl M. Koupal, III, EVP & CMO/CLO	860,000	516,000	69,003	1,445,003
Philip D. Bacchus, SVP & CFO	930,000	558,000	47,190	1,535,190
Martin L. Schlossman, Jr., SVP & CRO[5]	405,000	222,750	18,506	646,256
Brian J. Dreher, SVP & CIO	380,000	209,000	16,022	605,022

1    Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.
2    Compensation multiplier times target Total Base Opportunity reflected in the 2025 EICP Targets as described in the Change in Control Plan.
3    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Plan.
4    No EDCRP balance is included as of December 31, 2025 because EDCRP contributions for the 2025 Plan Year will be credited after year-end. Upon a Change in Control, EDCRP account balances will vest in full and become distributable in accordance with participants' elections and Section 409A.
5    Mr. Schlossman ceased to serve as CRO effective December 31, 2025 consequently, the Change in Control Plan was no longer applicable to Mr. Schlossman as of January 1, 2026.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2025 compensation levels for each NEO that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our NEOs in 2025 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the NEOs. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter- and longer-term. These at-risk awards represent an opportunity to reward our NEOs based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

FHFA Oversight: Section 1113 of the Recovery Act requires that the Director of the FHFA prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. FHFA guidance establishes certain principles for executive compensation at the FHLBanks and the Office of Finance that include: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank capital stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the board of directors should promote accountability and transparency in the process of setting compensation. FHFA guidance also defines “reasonable” and “comparable” compensation and establishes the review and approval process for certain compensation payments and agreements. FHLBank is subject to additional supervisory guidance and oversight from the FHFA, from time to time.

The FHLBanks have been directed to provide all compensation actions affecting their NEOs to the FHFA for review.

Compensation and People Committee Interlocks and Insider Participation: No member of the Compensation and People Committee has at any time been an officer or employee with us. No executive officer has served or is serving on our board of directors or the compensation committee of any entity whose executive officers serve on the Compensation Committee of our board of directors.

Compensation and People Committee Report: The Compensation and People Committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation and People Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation and People Committee

Thomas E. Henning, Chair
Milroy A. Alexander
Steve G. Bradshaw
Lynn Jenkins
Barry J. Lockard
Jeffrey R. Noordhoek
Douglas E. Tippens

Table 55 presents the Summary Compensation Table for the NEOs for the years for which they represented NEO of FHLBank.
Table 55

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3,4]	Total
Jeffrey B. Kuzbel[5]	2025	$930,000	$—	$673,549	$24,461	$162,045	$1,790,055
President & CEO	2024	850,000	—	583,337	11,711	116,937	1,561,985
	2023	470,000	—	191,056	3,993	70,544	735,593
Carl M. Koupal, III[6]	2025	430,000	—	320,818	11,616	63,313	825,747
EVP & CMO/CLO	2024	392,596	—	190,442	2,678	52,771	638,487
	2023	360,000	—	121,950	24,868	48,014	554,832
Philip D. Bacchus[7]	2025	465,000		204,490	1,809	56,454	727,753
SVP & CFO	2024	157,377	200,000	66,040	3	113,433	536,853
Martin L. Schlossman, Jr.8	2025	405,000	—	295,768	93,777	59,894	854,439
SVP & CRO	2024	383,000	—	248,125	21,954	54,460	707,539
	2023	365,000	—	237,831	107,417	49,431	759,679
Brian J. Dreher[9] SVP & CIO	2025	380,000	—	267,210	23,544	53,005	723,759

1    All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under FHLBank’s EICP and the STIP, subject to the approval of the Compensation Committee and not disapproved by the FHFA. The deferred compensation earned and the accrued component of the EICP for 2020 was reduced when paid in 2021. In 2023, the amount of these reductions, which was $30,107 for Mr. Schlossman, was paid at the discretion of the board of directors. The amounts in the table reflect the actual amounts paid in the respective years.
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
3    EDCRP contributions relating to the 2025 Plan Year will be credited in 2026 following the Committee's determination of Achievement Levels and, therefore, are not included in "All Other Compensation" for fiscal year 2025. Beginning with fiscal year 2026, EDCRP employer credits will be included as a separate line item in the "All Other Compensation" detail table.
4    The 2025 components of All Other Compensation are provided in Table 56.
5    Above market earnings attributable to the BEP were $24,461, $11,711, and $3,993 for 2025, 2024, and 2023, respectively.
6    Above market earnings attributable to the BEP were $5,616, $2,678, and $868 for 2025, 2024 and 2023, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $6,000, $(40,000) and $24,000 for 2024, and 2023, respectively.
7    Above market earnings attributable to the BEP were $1,809 and $3 for 2025 and 2024, respectively.
8    Above market earnings attributable to the BEP were $37,777, $21,954 and $8,417 for 2025, 2024, and 2023, respectively. The aggregate change in the value of the accumulated benefit under FHLBank’s DB Plan was $35,000, $(70,000)and $69,000 for 2025, 2024, and 2023, respectively. The aggregate change in the value of the accumulated benefit under the defined benefit portion of the BEP was $21,000, $(29,000)and $30,000 for 2025, 2024, and 2023, respectively.
9    Above market earnings attributable to the BEP was $7,544 for 2025. The aggregate change in the value of the accumulated benefit under the DB Plan was $16,000 for 2025.

Table 56 presents the components of “All Other Compensation” for 2025 as summarized in Table 55.
Table 56

Named Executive Officer	Perquisites and Personal Benefits[1]	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Jeffrey B. Kuzbel, President & CEO	$10,676	$855	$15,229	$28,000	$107,285	$—	$162,045
Carl M. Koupal, III, EVP & CMO/CLO	—	735	3,157	25,893	33,528	—	63,313
Philip D. Bacchus, SVP & CFO	—	796	4,311	7,511	43,764	72	56,454
Martin L. Schlossman, Jr., SVP & CRO	—	693	3,600	22,477	32,696	428	59,894
Brian J. Dreher, SVP & CIO	—	650	2,679	23,483	26,193	—	53,005

1    Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual. Perquisites and personal benefits for Mr. Kuzbel consist of spousal travel and cell phone expense.

Table 57 presents the Grants of Plan Based Awards Table for the NEOs.
Table 57

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Jeffrey B. Kuzbel	EICP-Cash Incentive	$186,000	$372,000	$558,000
President & CEO	EICP-Deferred Incentive Opportunity	186,000	372,000	558,000
Carl M. Koupal, III	EICP-Cash Incentive	64,500	129,000	193,500
EVP & CMO/CLO	EICP-Deferred Incentive Opportunity	64,500	129,000	193,500
Philip D. Bacchus	EICP-Cash Incentive	69,750	139,500	209,250
SVP & CFO	EICP-Deferred Incentive Opportunity	69,750	139,500	209,250
Martin L. Schlossman, Jr.	EICP-Cash Incentive	55,688	111,375	167,063
SVP & CRO	EICP-Deferred Incentive Opportunity	55,688	111,375	167,063
Brian J. Dreher	EICP-Cash Incentive	52,250	104,500	156,750
SVP & CIO	EICP-Deferred Incentive Opportunity	52,250	104,500	156,750

1    Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2025. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and potential future payouts.

Pension Benefits: We previously participated in the DB Plan, a tax-qualified defined benefit plan. The DB plan was frozen in 2019 and in 2024, FHLBank entered an agreement to transfer the future benefit obligations and annuity administration to Midland National Life Insurance Company, effective February 1, 2025. As such, FHLBank is no longer a party to the plan. The defined benefit portion of the BEP remains unchanged. In Table 58 presents the 2025 Pension Benefits Table for the participating NEOs.
Table 58

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Carl M. Koupal, III EVP & CMO/CLO	Pentegra Defined Benefit Plan for Financial Institutions	10.5	$192,000	$—
Martin L. Schlossman, Jr.	Pentegra Defined Benefit Plan for Financial Institutions	18.1	821,000	—
SVP & CRO	FHLBank Benefit Equalization Plan	19.1	316,000	—
Brian J. Dreher SVP & CIO	Pentegra Defined Benefit Plan for Financial Institutions	20.5	402,000	—

Deferred Compensation: Table 59 presents the 2025 Nonqualified Deferred Compensation Table for the participating NEOs. Our fiscal year (FY) is 2025, with a fiscal year end (FYE) of December 31, 2025.
Table 59

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2,3]
Jeffrey B. Kuzbel, President & CEO	$104,285	$107,285	$52,005	$—	$687,526
Carl M. Koupal, III, EVP & CMO/CLO	25,005	33,528	11,940	—	170,494
Philip D. Bacchus, SVP & CFO	—	43,764	3,845	—	61,462
Martin L. Schlossman, Jr., SVP & CRO	167,741	32,696	80,316	—	978,488
Brian J. Dreher, SVP & CIO	87,566	26,193	16,039	—	253,663

1    All amounts are also included in the salary column of Table 55.
2    The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each NEO in the Executive Group in our Summary Compensation Tables for previous years (2006-2024) was $19,856 for Mr. Kuzbel, $3,994 for Mr. Koupal, III, $3 for Mr. Bacchus, and $43,188 for Mr. Schlossman, Jr. The amounts reported as preferential (above market) earnings for the current year are presented in Table 55.
3    Amounts in the above table reflect the defined contribution component of the BEP. Effective January 1, 2025, FHLBank adopted the EDCRP. Because EDCRP contributions for the 2025 Plan Year are credited after year‑end and following the Compensation Committee's determination of Achievement Levels, no EDCRP executive contributions, registrant contributions, aggregate earnings or aggregate balance are included for fiscal year 2025. EDCRP balances will be reported in this table commencing with fiscal year 2026. See "Retirement and Other Benefits – Executive Defined Contribution Retirement Plan" for a description of the EDCRP.

CEO Pay Ratio: For the year ended December 31, 2025, the ratio of the total compensation of our CEO to the annual total compensation of our Median Employee (as identified in the manner described below) was approximately 10:1. For the year ended December 31, 2025, the total compensation of the CEO, as reported in the Summary Compensation Table (Table 55), was $1,790,055, and the total compensation of the Median Employee was $175,676.

Methodology used to determine the Median Employee
Every three years, we identify the Median Employee by comparing the calculation year’s compensation (i.e., base salary on December 31, 2024, combined with actual incentive compensation earned in 2024 but paid in 2025) for each of the employees who were employed by FHLBank on December 31 and ranking all employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. In the most recent calculation, which was performed for the year ended December 31, 2024, there was an even amount of employees in the total count, so we identified the two middle employees and selected the one with lower compensation to represent the initial median employee. Next, we identified the five employees with compensation higher than that initial median employee and the five employees with compensation lower than that initial median employee, constituting a total pool of 11 employees (the “Identified Pool”). We then calculated Total Compensation for each employee in the Identified Pool in the same manner as “Total Compensation” in the Summary Compensation Table. We ranked the Total Compensation for each employee in the Identified Pool from lowest to highest, and the employee from the Identified Pool in the middle is our Median Employee. The employees in the calculation included only full-time employees as all part-time and temporary employees were excluded.

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

Director Compensation: We provide our directors with compensation for the performance of their duties as members of the Board for time spent on FHLBank’s business. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. Table 60 presents the Director Compensation Table for the persons who served on our board of directors during 2025.
Table 60

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings[1]	Total
Milroy A. Alexander	$140,000	$10,740	$150,740
Steve Bradshaw	123,000		123,000
Kyle Heckman	123,000		123,000
Thomas E. Henning	130,000		130,000
Michael B. Jacobson	123,000	7,564	130,564
Lynn Jenkins	123,000		123,000
Holly Johnson	130,000	7,995	137,995
Barry J. Lockard	160,000		160,000
Craig A. Meader	123,000	3,733	126,733
Jeffrey R. Noordhoek	123,000		123,000
Mark J. O’Connor	130,000		130,000
Carla D. Pratt	123,000	1,887	124,887
Douglas E. Tippens	130,000	47,322	177,322
Gregg Vandaveer	123,000	12,488	135,488
Paul E. Washington	130,000		130,000
Christopher Wente	123,000	943	123,943
Lance L. White	123,000	9,027	132,027

1    Nonqualified deferred compensation earnings represents above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

Director Fees: The board of directors establishes on an annual basis a Board of Directors Compensation Policy governing compensation for board of director meeting attendance. On December 20, 2024, the board of directors adopted our 2025 Board of Directors Compensation Policy (2025 Policy), which became effective January 1, 2025. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation or expenses that the Director of the FHFA determines are not reasonable. To compensate them for their time while serving as directors, our 2025 Policy provided that each director shall be paid one-fourth of their maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

The maximum annual compensation amounts are based on an evaluation of McLagan market research data, including the appropriate peer group and peer positioning, a fee comparison among the FHLBanks and the board’s assessment of appropriate and comparable pay to recruit and retain highly qualified directors. The 2025 Policy established annual compensation limits of $160,000 for the Chair, $140,000 for the Vice Chair, $130,000 for Committee Chairs and $123,000 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in their maximum annual compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The board of directors adopted a 2026 Board of Directors Compensation Policy (2026 Policy) governing compensation for board of director meeting attendance on December 19, 2025. The 2026 Policy is similar to the 2025 Policy, except the 2026 policy reflects increases in the established annual compensation limits to $165,000 for the Chair and $142,000 for the Vice Chair. In addition to the maximum annual compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the board of directors. Directors are also entitled to participate in FHLBank’s BEP, discussed above, which allows directors the opportunity to defer director compensation, up to 100 percent.

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

Management cannot legally and, therefore, does not own our capital stock. We do not offer any compensation plan to our employees under which equity securities of FHLBank are authorized for issuance.

Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 27, 2026, are presented in Table 61.
Table 61

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	6,181,160	24.3%
BOKF, N.A.	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	2,159,987	8.5
United of Omaha Life Ins. Co.	Mutual of Omaha Plaza	Omaha	NE	1,449,135	5.7
TOTAL				9,790,282	38.5%

Additionally, because a majority of our board of directors are member directors nominated and elected from our membership, our member directors are officers or directors of members financial institutions that own our capital stock. Table 62 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of February 27, 2026, for members whose affiliated officers or directors currently serve on our board of directors:
Table 62

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
BOKF, N.A.	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	2,159,987	8.5%
Elevations Credit Union	2960 Diagonal Highway	Boulder	CO	157,067	0.6
NebraskaLand Bank	1400 S Dewey Street	North Platte	NE	52,939	0.2
Golden Belt Bank, FSA	1101 East 27th Street	Hays	KS	42,193	0.2
Cornhusker Bank	8310 O Street	Lincoln	NE	41,044	0.2
Bank of the Flint Hills	806 5th Street	Wamego	KS	40,256	0.2
Midwest Housing Development Fund	515 N. 162nd Avenue, Suite 202	Omaha	NE	9,194	—
BancFirst	100 N Broadway Ave	Oklahoma City	OK	6,500	—
First National Bank of Kansas	600 N 4th Street	Burlington	KS	5,094	—
Flatirons Bank	1095 Canyon Blvd. Suite 100	Boulder	CO	4,901	—
Bankers’ Bank of Kansas, NA	555 N Woodlawn Blvd, Bldg 5	Wichita	KS	4,500	—
Sooner State Bank	2 SE 4th Street	Tuttle	OK	3,833	—
Impact Development Fund	200 E. 7th Street, Suite 412	Loveland	CO	1,609	—
TOTAL				2,529,117	9.9%

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

Compensation and People Committee: FHLBank’s board of directors has established a Compensation Committee. Under Nasdaq rules, to be considered an independent compensation committee member, the board of directors must affirmatively determine the independence of each director on the Compensation Committee and must consider all factors specifically relevant to determine whether a director has a relationship to FHLBank which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including the source of the compensation of the director and whether the director is affiliated with FHLBank. The board of directors has affirmatively determined that each member of the Compensation Committee is independent in accordance with the Nasdaq Independence Standards for compensation committee members.

Item 14: Principal Accountant Fees and Services
Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2025, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2025 and 2024. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 63 sets forth our aggregate fees incurred for the years ended December 31, 2025 and 2024 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):
Table 63

	2025	2024
Audit fees	$1,207	$1,254
Audit-related fees	75	77
Tax fees	—	—
All other fees	6	2
TOTAL	$1,288	$1,333

Audit fees during the years ended December 31, 2025 and 2024 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related and all other fees during the years ended December 31, 2025 and 2024 were for discussions regarding miscellaneous accounting-related matters and a license fee for an electronic disclosure checklist application.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance, and we are assessed our proportionate share of these expenses. In 2025 and 2024, we were assessed $56,000 and $33,000 each year for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid to our external accounting firm during the years ended December 31, 2025 and 2024.

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

10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 16, 2022, Executive Incentive Compensation Plan dated December 17, 2021, is incorporated herein by reference as Exhibit 10.10.
10.11*	Exhibit 10.1 to the Current Report on Form 8-K, filed March 20, 2024, Executive Incentive Compensation Plan dated December 15, 2023, is incorporated herein by reference as Exhibit 10.11.
10.12*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 18, 2024, Executive Incentive Compensation Plan dated June 13,2024, is incorporated herein by reference as Exhibit 10.12.
10.13*	Exhibit 10.13 to the 2024 Annual Report on Form 10-K, filed March 13, 2025, Executive Incentive Compensation Plan dated December 20, 2024, is incorporated herein by reference as Exhibit 10.13.
10.14*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 2, 2021, Federal Home Loan Bank of Topeka 2021 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.14.
10.15*	Exhibit 10.2 to the Current Report on Form 8-K, filed February 16, 2022, Federal Home Loan Bank of Topeka 2022 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.15.
10.16*	Exhibit 10.1 to the Current Report on Form 8-K, filed March 7, 2023, Federal Home Loan Bank of Topeka 2023 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.16.
10.17*	Exhibit 10.1 to the Current Report on Form 8-K, filed May 23, 2024, Federal Home Loan Bank of Topeka 2024 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.17.
10.18*	Exhibit 10.1 to the Current Report on Form 8-KA, filed April 24, 2025, Federal Home Loan Bank of Topeka 2025 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.18.

Exhibit No.	Description
10.19*	Exhibit 10.1 to the Current Report on Form 8-K, filed March 11, 2026, Federal Home Loan Bank of Topeka 2026 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.19.
10.20*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.20.
10.21*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.21.
10.22*	Exhibit 10.1 to the Current Report on Form 8-K, filed December 26, 2024, Federal Home Loan Bank of Topeka 2025 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.22.
10.23*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 15, 2026, Federal Home Loan Bank of Topeka 2026 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.23.
10.24*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated herein by reference as Exhibit 10.24.
10.25*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated herein by reference as Exhibit 10.25.
10.26*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2024, Acceptance Agreement with Midland National Life Insurance Company, is incorporated herein by reference as Exhibit 10.26.
14.1	Exhibit 14.1 to the 2023 Annual Report on Form 10-K, filed March 11, 2024, Federal Home Loan Bank of Topeka Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
19.1	Exhibit 19.1 to the 2024 Annual Report on Form 10-K, filed March 13, 2025, Federal Home Loan Bank of Topeka Insider Trading Policy, is incorporated herein by reference as Exhibit 19.1.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

March 12, 2026	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

March 12, 2026	By: /s/ Philip D. Bacchus
Date	Philip D. Bacchus
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Jeffrey B. Kuzbel	President and Chief Executive Officer	March 12, 2026
Jeffrey B. Kuzbel	(principal executive officer)

/s/ Philip D. Bacchus	Senior Vice President and Chief Financial Officer	March 12, 2026
Philip D. Bacchus	(principal financial officer)

/s/ Amy J. Crouch	First Vice President and Chief Accounting Officer	March 12, 2026
Amy J. Crouch	(principal accounting officer)

/s/ Barry Lockard[1]	Chair of the Board of Directors	March 12, 2026
Barry Lockard

/s/ Milroy A. Alexander[1]	Vice Chair of the Board of Directors	March 12, 2026
Milroy A. Alexander

/s/ Steven G. Bradshaw[1]	Director	March 12, 2026
Steven G. Bradshaw

/s/ Michael D. Calcote[1]	Director	March 12, 2026
Michael Calcote

/s/ Kyle J. Heckman[1]	Director	March 12, 2026
Kyle J. Heckman

/s/ Thomas E. Henning[1]	Director	March 12, 2026
Thomas E. Henning

/s/ Holly Johnson[1]	Director	March 12, 2026

Holly Johnson

/s/ Lynn Jenkins[1]	Director	March 12, 2026
Lynn Jenkins

/s/ Craig A. Meader[1]	Director	March 12, 2026
Craig A. Meader

/s/ Jeffrey R. Noordhoek[1]	Director	March 12, 2026
Jeffrey R. Noordhoek

/s/ Douglas E. Tippens[1]	Director	March 12, 2026
Douglas E. Tippens

/s/ Paul E. Washington[1]	Director	March 12, 2026
Paul E. Washington

/s/ Christopher Wente[1]	Director	March 12, 2026
Christopher Wente

/s/ Lance L. White[1]	Director	March 12, 2026
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

Management of FHLBank assessed the effectiveness of FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that FHLBank’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of FHLBank’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2025 and 2024, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
www.pwc.com        PricewaterhouseCoopers LLP, 1100 Walnut Street, Suite 1300, Kansas City, Missouri 64106
        +1 816 472 7921

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

Valuation of Interest-Rate Related Derivatives

As described in Notes 6 and 13 to the financial statements, as of December 31, 2025, the fair value of FHLBank’s derivative assets and liabilities was $392.2 million and $0.6 million, respectively, the majority of which related to interest-rate related derivatives. The fair value of derivatives is generally estimated using standard valuation techniques such as a discounted cash flow model. For interest-rate related derivatives, the discounted cash flow model uses market observable inputs, including the discount rate, forward interest rate for rate resets, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest-rate related derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest-rate related derivatives using independent market observable inputs, including the discount rate, forward interest rate for rate resets, and volatility assumptions and (b) comparing the independently developed estimate of fair value to management’s estimate.

Kansas City, Missouri
March 12, 2026
We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2025	12/31/2024
ASSETS
Cash and due from banks	$21,729	$25,575
Interest-bearing deposits	1,910,137	2,142,423
Securities purchased under agreements to resell (Note 10)	4,150,000	5,150,000
Federal funds sold	2,850,000	3,575,000

Investment securities:
Trading securities (Note 3)	80,741	439,963
Available-for-sale securities, amortized cost of $14,657,195 and $13,197,724 (Note 3)	14,570,751	13,057,619
Held-to-maturity securities, fair value of $182,504 and $217,476 (Note 3)	182,806	219,826
Total investment securities	14,834,298	13,717,408

Advances (Note 4)	43,667,540	41,652,081
Mortgage loans held for portfolio, net of allowance for credit losses of $3,566 and $4,033 (Note 5)	9,351,305	8,949,433
Accrued interest receivable	245,759	249,199
Derivative assets, net (Notes 6, 10)	392,242	357,314
Other assets	82,019	82,547

TOTAL ASSETS	$77,505,029	$75,900,980

LIABILITIES
Deposits (Note 7)	$909,553	$989,021

Consolidated obligations, net:
Discount notes (Note 8)	21,309,301	14,417,047
Bonds (Note 8)	50,547,734	55,864,506
Total consolidated obligations, net	71,857,035	70,281,553

Mandatorily redeemable capital stock (Note 11)	5,836	3,225
Accrued interest payable	301,720	347,843
Affordable Housing Program payable	113,098	102,494
Derivative liabilities, net (Notes 6, 10)	592	6,131
Other liabilities	129,557	70,984

TOTAL LIABILITIES	73,317,391	71,801,251

Commitments and contingencies (Note 14)

The accompanying notes are an integral part of these financial statements.
5

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2025	12/31/2024
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,597 and 4,649 shares issued and outstanding) (Note 11)	$259,684	$464,904
Class B ($100 par value; 22,507 and 21,667 shares issued and outstanding) (Note 11)	2,250,678	2,166,701
Total capital stock	2,510,362	2,631,605

Retained earnings:
Unrestricted	1,188,693	1,109,059
Restricted	574,931	499,027
Total retained earnings	1,763,624	1,608,086

Accumulated other comprehensive income (loss) (Note 12)	(86,348)	(139,962)

TOTAL CAPITAL	4,187,638	4,099,729

TOTAL LIABILITIES AND CAPITAL	$77,505,029	$75,900,980

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2025	2024	2023
INTEREST INCOME:
Advances	$2,085,756	$2,434,890	$2,409,840
Interest-bearing deposits	116,811	144,639	143,330
Securities purchased under agreements to resell	146,126	153,604	121,367
Federal funds sold	192,614	241,903	221,114
Trading securities	6,557	22,072	34,196
Available-for-sale securities	718,033	784,787	594,548
Held-to-maturity securities	10,118	13,937	15,982
Mortgage loans held for portfolio	369,976	322,061	261,352
Other	795	712	1,430
Total interest income	3,646,786	4,118,605	3,803,159

INTEREST EXPENSE:
Deposits	36,282	40,415	32,921
Consolidated obligations:
Discount notes	571,976	888,622	1,102,702
Bonds	2,496,594	2,627,916	2,206,160
Mandatorily redeemable capital stock	368	190	14
Other	1,292	1,243	1,311
Total interest expense	3,106,512	3,558,386	3,343,108

NET INTEREST INCOME	540,274	560,219	460,051
Provision (reversal) for credit losses on mortgage loans	(28)	(1,636)	(641)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	540,302	561,855	460,692

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	5,630	16,962	19,554
Net gains (losses) on sale of available-for-sale securities	(890)	—	—
Net gains (losses) on derivatives	(4,579)	5,606	14,923
Standby bond purchase agreement commitment fees	3,267	2,968	2,815
Letters of credit fees	8,249	9,212	8,218
Other	2,731	2,392	2,437
Total other income (loss)	14,408	37,140	47,947

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2025	2024	2023
OTHER EXPENSES:
Compensation and benefits	$53,915	$52,506	$49,870
Other operating	29,018	30,017	25,422
Voluntary housing and community investment program contributions	29,104	16,498	3,000
Federal Housing Finance Agency	6,757	5,912	5,963
Office of Finance	5,512	5,104	4,441
Mortgage loans transaction service fees	7,182	6,904	6,413
Other	1,492	1,231	1,899
Total other expenses	132,980	118,172	97,008

INCOME BEFORE ASSESSMENTS	421,730	480,823	411,631

Affordable Housing Program	42,210	48,101	41,164

NET INCOME	$379,520	$432,722	$370,467

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2025	2024	2023
Net income	$379,520	$432,722	$370,467

Other comprehensive income (loss):
Net change in fair value of available-for-sale securities	53,661	(21,161)	(34,501)
Defined benefit pension plan	(47)	170	(200)
Total other comprehensive income (loss)	53,614	(20,991)	(34,701)

TOTAL COMPREHENSIVE INCOME (LOSS)	$433,134	$411,731	$335,766

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2022	2,388	$238,777	22,689	$2,268,932	25,077	$2,507,709	$914,716	$338,389	$1,253,105	$(84,270)	$3,676,544
Comprehensive income							296,373	74,094	370,467	(34,701)	335,766
Proceeds from issuance of capital stock	41	4,069	31,186	3,118,587	31,227	3,122,656					3,122,656
Repurchase/redemption of capital stock	(23,058)	(2,305,768)	(2,117)	(211,704)	(25,175)	(2,517,472)					(2,517,472)
Net reclassification of shares to mandatorily redeemable capital stock	(4,341)	(434,167)	(2,925)	(292,406)	(7,266)	(726,573)					(726,573)
Net transfer of shares between Class A and Class B	27,759	2,775,976	(27,759)	(2,775,976)	—	—					—
Dividends on capital stock (Class A - 4.3%, Class B - 9.1%):
Cash payment							(269)		(269)		(269)
Stock issued			2,214	221,363	2,214	221,363	(221,363)		(221,363)		—
Balance at December 31, 2023	2,789	$278,887	23,288	$2,328,796	26,077	$2,607,683	$989,457	$412,483	$1,401,940	$(118,971)	$3,890,652
Comprehensive income							346,178	86,544	432,722	(20,991)	411,731
Proceeds from issuance of capital stock	13	1,278	21,535	2,153,575	21,548	2,154,853					2,154,853
Repurchase/redemption of capital stock	(18,238)	(1,823,840)	(1,644)	(164,413)	(19,882)	(1,988,253)					(1,988,253)
Net reclassification of shares to mandatorily redeemable capital stock	(3,403)	(340,268)	(287)	(28,683)	(3,690)	(368,951)					(368,951)
Net transfer of shares between Class A and Class B	23,488	2,348,847	(23,488)	(2,348,847)	—	—					—
Dividends on capital stock (Class A - 4.7%, Class B - 9.5%):
Cash payment							(303)		(303)		(303)
Stock issued			2,263	226,273	2,263	226,273	(226,273)		(226,273)		—
Balance at December 31, 2024	4,649	$464,904	21,667	$2,166,701	26,316	$2,631,605	$1,109,059	$499,027	$1,608,086	$(139,962)	$4,099,729
Comprehensive income							303,616	75,904	379,520	53,614	433,134
Proceeds from issuance of capital stock	6	576	27,751	2,775,093	27,757	2,775,669					2,775,669
Repurchase/redemption of capital stock	(23,481)	(2,348,057)	(1,741)	(174,118)	(25,222)	(2,522,175)					(2,522,175)
Net reclassification of shares to mandatorily redeemable capital stock	(4,971)	(497,101)	(1,013)	(101,341)	(5,984)	(598,442)					(598,442)
Net transfer of shares between Class A and Class B	26,394	2,639,362	(26,394)	(2,639,362)	—	—					—
Dividends on capital stock (Class A - 4.3%, Class B - 9.3%):
Cash payment							(277)		(277)		(277)
Stock issued			2,237	223,705	2,237	223,705	(223,705)		(223,705)		—
Balance at December 31, 2025	2,597	$259,684	22,507	$2,250,678	25,104	$2,510,362	$1,188,693	$574,931	$1,763,624	$(86,348)	$4,187,638

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$379,520	$432,722	$370,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(52,840)	(126,417)	73,493
Net change in derivatives and hedging activities	(484,961)	4,284	(198,493)
Net (gains) losses on trading securities	(5,630)	(16,962)	(19,554)
Net (gains) losses on sale of available-for-sale securities	890	—	—
Other adjustments, net	5,821	(1,313)	(650)
Net change in:
Accrued interest receivable	3,460	(43,244)	(18,096)
Net accrued interest included in derivative assets	12,938	4,887	(23,379)
Other assets	370	(3,140)	(640)
Accrued interest payable	(45,526)	(14,664)	164,670
Net accrued interest included in derivative liabilities	2,996	3,479	(19,945)
Increase (decrease) in Affordable Housing Program liability	10,604	24,699	24,159
Other liabilities	4,054	(1,476)	1,935
Total adjustments	(547,824)	(169,867)	(16,500)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(168,304)	262,855	353,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	324,655	(410,220)	$547,558
Net (increase) decrease in securities purchased under resale agreements	1,000,000	(1,275,000)	(1,525,000)
Net (increase) decrease in Federal funds sold	725,000	(1,495,000)	1,670,000
Trading securities:
Proceeds from maturities and principal repayments	364,851	485,607	532,399
Available-for-sale securities:
Proceeds from sales	54,003	—	—
Proceeds from maturities and principal repayments	1,759,090	1,186,868	1,765,339
Purchases	(2,901,300)	(2,467,853)	(4,008,018)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	36,999	44,952	80,597
Advances:
Advances repaid	247,249,471	256,562,580	906,019,610
Advances originated	(249,044,791)	(252,767,970)	(907,035,196)
Mortgage loans held for portfolio:
Principal collected	1,019,734	877,368	758,442
Purchases	(1,433,148)	(1,485,427)	(1,219,320)
Net proceeds from sale of foreclosed assets	377	641	280
Purchases of premises, software and equipment	(3,471)	(1,486)	(4,759)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(848,530)	(744,940)	(2,418,068)

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(104,618)	247,700	$18,345
Net proceeds from issuance of consolidated obligations:
Discount notes	608,905,009	610,532,007	481,241,221
Discount notes transferred from other FHLBanks	—	610,000	—
Bonds	77,673,579	70,219,922	52,165,645
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(601,999,799)	(616,771,258)	(485,397,335)
Discount notes transferred to other FHLBanks	—	(610,000)	—
Bonds	(83,131,835)	(63,570,605)	(44,865,213)
Bonds transferred to other FHLBanks	—	—	(999,987)
Net interest payments received (paid) for financing derivatives	13,630	23,694	23,226
Proceeds from issuance of capital stock	2,775,669	2,154,853	3,122,656
Payments for repurchase/redemption of capital stock	(2,522,175)	(1,988,253)	(2,517,472)
Payments for repurchase of mandatorily redeemable capital stock	(596,195)	(366,159)	(726,618)
Cash dividends paid	(277)	(303)	(269)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,012,988	481,598	2,064,199
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,846)	(487)	98
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,575	26,062	25,964
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,729	$25,575	$26,062

Supplemental disclosures:
Interest paid	$2,019,794	$1,698,539	$1,166,760

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2025, 2024 and 2023

BACKGROUND

Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka) is one of 11 district Federal Home Loan Banks (FHLBanks), federally chartered under the Federal Home Loan Bank Act of 1932, as amended (Bank Act). The FHLBanks are government-sponsored enterprises (GSE) created to enhance the availability of credit for residential mortgages and targeted community development and to provide competitively-priced funding to their members.

FHLBank operates as a cooperative whose member institutions own substantially all of its capital stock and generally receive dividends on those investments. Regulated financial depositories, insurance companies, and community development financial institutions engaged in residential housing finance whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma are eligible for membership. Community Development Financial Institutions (CDFIs) meeting certain membership regulation standards are also eligible to become members. State and local housing associates that meet certain statutory and regulatory criteria may borrow from FHLBank, but they are not members and are neither permitted nor required to hold capital stock.

Members are required to purchase stock in their district FHLBank in accordance with that FHLBank’s capital plan. Under FHLBank Topeka’s capital plan, members must hold capital stock based on their total assets and must also purchase activity-based capital stock as they engage in certain business activities with FHLBank, including advances, Acquired Member Assets (AMA), and letters of credit. Former members with outstanding transactions must maintain their stock balance until the transactions mature or are repaid. Because of these requirements, FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on FHLBank’s board of directors. See Note 15 – Transactions with Stockholders for more information on related party transactions.

The FHLBanks are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. federal government. The FHFA’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source for liquidity and funding for housing finance and community investment. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBanks do not sponsor any special purpose entities or other off-balance sheet conduits.

The FHLBanks jointly established the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. Under the Bank Act and applicable regulations, consolidated obligations are backed solely by the financial resources of the FHLBanks. Consolidated obligations are FHLBank’s primary funding source, supplemented by deposits, other borrowings, and member capital stock. These funds are used primarily to provide advances, purchase mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program, and purchase certain investments. “Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank of Chicago. FHLBank also offers correspondent services to members and other financial institutions such as wire transfer, security safekeeping, and cash management.

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

Fair Values: The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures for the periods presented, have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. Although FHLBank uses its best judgment to estimate the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 13 – Fair Values for more information.

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

For securities classified as available-for-sale, FHLBank evaluates individual securities for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, FHLBank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, FHLBank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

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

Premiums and Discounts: FHLBank computes the amortization or accretion of purchased premiums and discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time FHLBank receives a principal repayment or changes the estimated remaining cash flows as if the actual principal repayments and new estimated cash flows had been known since the original acquisition dates of the securities. FHLBank computes the amortization of premiums and accretion of discounts on other investments using the level-yield method to the contractual maturities of the securities.

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

Nonaccrual Loans: A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. FHLBank places a conventional mortgage loan on nonaccrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past its due date for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. FHLBank does not place government-guaranteed or government-insured mortgage loans on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. FHLBank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, then cash payments received will be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when: (1) none of its contractual principal and interest is due and unpaid, and FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well-secured and in the process of collection.

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

Typically, derivatives and hedged items are executed simultaneously, and, as applicable, FHLBank designates the hedged item in a qualifying hedging relationship at the trade date. In many hedging relationships, FHLBank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. FHLBank defines market settlement conventions for advances and consolidated obligation discount notes to be five business days or less and for consolidated obligation bonds to be 30 calendar days or less, using a next business day convention. FHLBank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Accounting for Non-Qualifying Hedges: FHLBank defines an economic hedge as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify or was not designated for hedge accounting but is an acceptable hedging strategy under FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings volatility because FHLBank recognizes the net interest settlement and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives, with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

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

As of December 31, 2025 and 2024, premises, software, and equipment were $37,002,000 and $36,714,000, which was net of the accumulated depreciation and amortization of $39,044,000 and $35,871,000, respectively. For the years ended December 31, 2025, 2024, and 2023, the depreciation and amortization expense for premises, software and equipment was $3,181,000, $3,243,000 and $3,121,000, respectively.

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

Segment Reporting: FHLBank operates one reportable segment that makes advances (loans) to, purchases mortgage loans from, and provides limited other financial services to members to meet the housing, business, and economic development needs of the communities FHLBank’s members serve, in accordance with FHLBank’s housing finance and community development mission. FHLBank also administers and funds grant programs that fulfill its mission of supporting and sustaining affordable housing and strong communities. FHLBank is funded by the issuance of consolidated obligation bonds, discount notes, and capital supplied by its members. As a member-owned cooperative, FHLBank’s segment presentation reflects a management approach that seeks to maintain a balance between FHLBank’s mission, public purpose, and FHLBank’s ability to provide adequate returns on the capital supplied by its members, which requires the chief operating decision maker (CODM), FHLBank’s President and Chief Executive Officer, to have a consolidated view of FHLBank’s results and asset allocation. For additional information regarding other items reported to the CODM, including significant expenses, refer to FHLBank’s Statements of Income, Statements of Condition, and the Notes to Financial Statements. Further, FHLBank is required to be in compliance with regulatory metrics based upon consolidated asset, liability, and capital balances, including FHFA’s core mission achievement (CMA) guidance, which requires FHLBank to be strategically mission-oriented at a consolidated level. As such, FHLBank does not manage assets by operating segments.

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

NOTE 2 – RECENTLY ISSUED AND ADOPTED ACCOUNTING GUIDANCE

The following table provides a summary of recently issued accounting standards which may have an effect on FHLBank’s financial statements:

Accounting Standards Update (ASU)	Description	Effective Date	Effect on Financial Statements
Interim Reporting - Narrow Scope Improvements (ASU 2025-11)	This update clarifies and improves the interim reporting guidance by providing a comprehensive list of required interim disclosures and clarifying when interim reporting guidance is applicable, without expanding or reducing current interim disclosure requirements. The amendments add a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material effect on the entity.	The guidance is effective for interim and annual periods beginning after December 15, 2027, which is January 1, 2028 for FHLBank. Early adoption is permitted.	FHLBank is in the process of evaluating this guidance and its effect on its disclosures. The adoption of this guidance will not have any effect on FHLBank’s financial condition, results of operations, or cash flows.
Hedge Accounting Improvements (ASU 2025-09)	This update expands the hedged risks permitted in cash flow hedges, introducing a model for hedging forecasted interest payments on choose-your-rate debt instruments, and expands cash flow hedge accounting for nonfinancial forecasted transactions. It also eliminates the net written option test in certain instances and addresses mismatches in dual hedge strategies involving foreign-currency-denominated debt instruments.	The guidance is effective for interim and annual periods beginning after December 15, 2026, which is January 1, 2027 for FHLBank. Early adoption is permitted.	While FHLBank is currently evaluating the impact of adopting this pronouncement, the adoption is not expected to have a material impact on FHLBank’s financial condition, results of operations, or cash flows.
Purchased Loans (ASU 2025-08)	This update expands the use of the gross-up approach for acquired financial assets by requiring that purchased seasoned loans be accounted for using this method.	The guidance is effective for interim and annual periods beginning after December 15, 2026, which is January 1, 2027 for FHLBank. Early adoption is permitted.	While FHLBank is currently evaluating the impact of adopting this pronouncement, the adoption is not expected to have a material impact on FHLBank’s financial condition, results of operations, or cash flows.
Intangibles - Goodwill and Other - Internal-Use Software (ASU 2025-06)	This update removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed, and the software will be used for its intended function.	The guidance is effective for interim and annual periods beginning after December 15, 2027, which is January 1, 2028 for FHLBank. Early adoption is permitted.	While FHLBank is currently evaluating the impact of adopting this pronouncement, the adoption is not expected to have a material impact on FHLBank’s financial condition, results of operations, or cash flows.
Disaggregation of Income Statement Expenses (ASU 2024-03)	This update amends guidance to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on an interim and annual basis.	The guidance is effective for interim and annual periods beginning after December 15, 2027, which is January 1, 2028 for FHLBank. Early adoption is permitted.	The adoption of this guidance may result in additional disclosures but will not impact FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. As of December 31, 2025, approximately 29 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of December 31, 2025 and 2024, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of December 31, 2025 and 2024. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $2,435,000 and $289,000, respectively, as of December 31, 2025, and $2,938,000 and $431,000, respectively, as of December 31, 2024.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions requiring the counterparty pledge additional securities as collateral or remit an equivalent amount of cash sufficient to comply with the required collateral value). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2025 and 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $444,000 and $638,000 as of December 31, 2025 and 2024, respectively.

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
▪GSE debentures - debentures issued by Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank and Federal Agricultural Mortgage Corporation. GSE securities are not guaranteed by the U.S. government;
▪State or local housing agency obligations - municipal bonds issued by housing finance agencies;
▪U.S. obligation MBS - single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government; and
▪GSE MBS - single-family and multifamily MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Trading Securities: Trading securities by major security type as of December 31, 2025 and 2024 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	12/31/2025	12/31/2024
Non-mortgage-backed securities:
GSE debentures	$—	$17,884
Non-mortgage-backed securities	—	17,884
Mortgage-backed securities:
GSE MBS	80,741	422,079
Mortgage-backed securities	80,741	422,079
TOTAL	$80,741	$439,963

Net gains (losses) on trading securities during the years ended December 31, 2025, 2024, and 2023 are shown in Table 3.2 (in thousands):

Table 3.2

	2025	2024	2023
Net gains (losses) on trading securities held as of December 31, 2025	$1,938	$899	$1,124
Net gains (losses) on trading securities sold or matured prior to December 31, 2025	3,692	16,063	18,430
NET GAINS (LOSSES) ON TRADING SECURITIES	$5,630	$16,962	$19,554

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2025 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $44,898,000 as of December 31, 2025.

Table 3.3

	12/31/2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,233,547	$1,125	$(84,686)	$3,149,986
State or local housing agency obligations	57,350	606	—	57,956
Non-mortgage-backed securities	3,290,897	1,731	(84,686)	3,207,942
Mortgage-backed securities:
U.S. obligation MBS	60,842	45	(459)	60,428
GSE MBS	11,305,456	51,285	(54,360)	11,302,381
Mortgage-backed securities	11,366,298	51,330	(54,819)	11,362,809
TOTAL	$14,657,195	$53,061	$(139,505)	$14,570,751

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

Table 3.5 summarizes the available-for-sale securities with gross unrealized losses as of December 31, 2025 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	12/31/2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$—	$—	$2,166,554	$(84,686)	$2,166,554	$(84,686)
Non-mortgage-backed securities	—	—	2,166,554	(84,686)	2,166,554	(84,686)
Mortgage-backed securities:
U.S. obligation MBS	—	—	29,199	(459)	29,199	(459)
GSE MBS	1,221,540	(2,547)	2,937,598	(51,813)	4,159,138	(54,360)
Mortgage-backed securities	1,221,540	(2,547)	2,966,797	(52,272)	4,188,337	(54,819)
TOTAL	$1,221,540	$(2,547)	$5,133,351	$(136,958)	$6,354,891	$(139,505)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2025 and 2024 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	12/31/2025		12/31/2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,631,562	$1,578,878	$457,610	$440,483
Due after one year through five years	1,601,985	1,571,107	2,855,402	2,796,740
Due after five years through ten years	33,955	34,296	—	—
Due after ten years	23,395	23,661	24,465	24,179
Non-mortgage-backed securities	3,290,897	3,207,942	3,337,477	3,261,402
Mortgage-backed securities	11,366,298	11,362,809	9,860,247	9,796,217
TOTAL	$14,657,195	$14,570,751	$13,197,724	$13,057,619

Table 3.8 presents details of the sales of available-for-sale securities for the year ended December 31, 2025 (in thousands). There were no sales of available-for-sale securities during the years ended December 31, 2024 and 2023.

Table 3.8

12/31/2025
Proceeds from sale of available-for-sale securities	$54,003

Gross realized losses on sale of available-for-sale securities	$(890)

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2025 are summarized in Table 3.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $356,000 as of December 31, 2025.

Table 3.9

	12/31/2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$25,615	$—	$(256)	$25,359
Non-mortgage-backed securities	25,615	—	(256)	25,359
Mortgage-backed securities:
GSE MBS	157,191	1,023	(1,069)	157,145
Mortgage-backed securities	157,191	1,023	(1,069)	157,145
TOTAL	$182,806	$1,023	$(1,325)	$182,504

Held-to-maturity securities by major security type as of December 31, 2024 are summarized in Table 3.10 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $476,000 as of December 31, 2024.

Table 3.10

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of December 31, 2025 and 2024 are shown in Table 3.11 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	12/31/2025		12/31/2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	25,615	25,359	—	—
Due after five years through ten years	—	—	30,895	30,450
Due after ten years	—	—	—	—
Non-mortgage-backed securities	25,615	25,359	30,895	30,450
Mortgage-backed securities	157,191	157,145	188,931	187,026
TOTAL	$182,806	$182,504	$219,826	$217,476

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. During the years ended December 31, 2025 and 2024, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

As of December 31, 2025, FHLBank's held-to-maturity and available-for-sale securities were all highly rated and/or had short remaining terms to maturity. In the case of U.S. obligations, each obligation carries an explicit government guarantee. In the case of GSE debentures and MBS, FHLBank purchases each security under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored. As a result, FHLBank expects to receive all cash flows contractually due, and no allowance for credit losses were recorded on any U.S. obligation, GSE debenture, or MBS as of December 31, 2025 and 2024.

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed-rate and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2025 and 2024, FHLBank had advances outstanding at interest rates ranging from 0.58 percent to 7.20 percent and 0.44 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of December 31, 2025 and 2024 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $134,769,000 and $152,111,000 as of December 31, 2025 and 2024, respectively.

Table 4.1

	12/31/2025		12/31/2024
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$27,024,925	3.87%	$25,160,148	4.43%
Due after one year through two years	6,338,353	3.91	4,724,245	4.05
Due after two years through three years	3,601,557	4.09	4,530,096	4.07
Due after three years through four years	2,867,422	3.84	3,037,483	4.12
Due after four years through five years	2,409,825	3.56	2,663,624	3.87
Thereafter	1,428,929	3.50	1,760,096	3.25
Total par value	43,671,011	3.86%	41,875,692	4.24%
Discounts	(8,863)		(7,557)
Hedging adjustments	5,392		(216,054)
TOTAL	$43,667,540		$41,652,081

FHLBank offers callable advances that may be prepaid without fees on predetermined call dates before maturity. In exchange for the call option, borrowers typically pay a higher rate than on a comparable non-callable advance. Borrowers generally exercise call options when interest rates decline for fixed-rate advances, or when spreads change for adjustable-rate advances. FHLBank also offers fixed-rate putable advances, which include a put option held by FHLBank. When FHLBank exercises its put option, the borrower has the option to prepay the advance without a fee or refinance into another advance product. Putable advances generally carry a lower interest rate than comparable fixed-rate advances without a put feature. FHLBank would generally exercise the put option when interest rates increase. Other advances may be prepaid with a fee that makes FHLBank economically indifferent to the prepayment.

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put date as of December 31, 2025 and 2024 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
Redemption Term	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Due in one year or less	$27,733,397	$26,134,800	$29,691,525	$27,391,348
Due after one year through two years	6,039,575	4,375,566	6,540,153	4,901,745
Due after two years through three years	3,297,014	4,126,318	3,027,857	4,626,596
Due after three years through four years	2,844,434	2,919,014	2,213,422	2,204,483
Due after four years through five years	2,380,761	2,642,197	1,800,825	1,945,624
Thereafter	1,375,830	1,677,797	397,229	805,896
TOTAL PAR VALUE	$43,671,011	$41,875,692	$43,671,011	$41,875,692

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of December 31, 2025 and 2024 (in thousands):

Table 4.3

Redemption Term	12/31/2025	12/31/2024
Fixed-rate:
Due in one year or less	$14,960,311	$15,388,152
Due after one year through three years	6,812,315	6,714,381
Due after three years through five years	5,097,147	5,123,107
Due after five years through fifteen years	1,398,956	1,695,725
Due after fifteen years	17,497	18,795
Total fixed-rate	28,286,226	28,940,160
Adjustable-rate:
Due in one year or less	12,064,615	9,771,997
Due after one year through three years	3,127,595	2,539,960
Due after three years through five years	180,100	578,000
Due after five years through fifteen years	12,475	44,075
Due after fifteen years	—	1,500
Total adjustable-rate	15,384,785	12,935,532
TOTAL PAR VALUE	$43,671,011	$41,875,692

Credit Risk Exposure and Security Terms: FHLBank makes advances primarily to member financial institutions, including commercial banks and insurance companies. Credit exposure is managed in accordance with FHLBank's collateral and lending policies, which apply a risk-based approach to assess borrower strength, establish credit limits, define eligible collateral, establish required collateral levels, and require ongoing monitoring of each borrower’s financial condition. FHLBank views the type and amount of collateral pledged to be the primary credit quality indicator on advances. As of December 31, 2025 and 2024, FHLBank had rights to collateral on a borrower-by-borrower basis with estimated values exceeding outstanding advance balances.

FHLBank lends to eligible borrowers in accordance with federal law and FHFA regulations. Lending decisions are based on the borrower’s financial condition and available collateral. FHLBank must obtain sufficient collateral to fully secure credit products up to each borrower’s credit limit. Collateral eligible to secure new or renewed advances includes:
▪One-to-four family and multifamily mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;
▪Loans and securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);
▪Cash or deposits in FHLBank;
▪Certain other real estate collateral with an ascertainable value and a perfected security interest; and
▪Qualifying securities.

Residential mortgage loans are the principal form of collateral for advances. Required collateral values are determined by applying discounts, or haircuts, to the market value or unpaid principal balance, as applicable. Community financial institutions may also pledge small business, agricultural, and community development loans under expanded statutory provisions. Borrowers’ FHLBank capital stock is also pledged as collateral. Collateral arrangements vary based upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure. FHLBank may require additional or substitute collateral to protect its security interest. FHLBank maintains policies and procedures to validate collateral valuations and conducts collateral verifications and on-site reviews based on borrower risk profiles. FHLBank management believes these practices effectively manage credit risk associated with advances.

Depending on a borrower’s financial condition, FHLBank may allow the borrower to retain physical possession of pledged collateral if the borrower executes a written security agreement, provides periodic collateral listings, and agrees to hold such collateral for FHLBank’s benefit. Alternatively, FHLBank may require the borrower to assign the collateral or place it in FHLBank’s or its safekeeping agent’s possession. Securities and cash collateral are always held in FHLBank’s or a custodian’s control. FHLBank perfects its security interest in all pledged collateral. Under Section 10(e) of the Bank Act, any security interest granted to an FHLBank by a borrower will have priority over the claims or rights of any other party, except: (1) a bona fide purchaser for value whose claim would otherwise have priority under applicable law, or (2) by a secured party with a prior perfected security interest.

FHLBank continues to evaluate and adjust its collateral guidelines in response to current market conditions. As of December 31, 2025 and 2024, no advances were past due, on nonaccrual status, or considered impaired.

Based on the collateral securing advances, FHLBank's credit extension and collateral policies, and repayment experience, no allowance for credit losses on advances was recorded as of December 31, 2025 and 2024.

FHLBank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, and savings institutions. As of December 31, 2025, FHLBank had outstanding advances of $12,620,000,000 to one member that individually held 10 percent or more of FHLBank’s advances, which represents 28.9 percent of total outstanding advances. As of December 31, 2024, FHLBank had outstanding advances of $10,125,000,000 to one member that individually held 10 percent or more of FHLBank’s advances, which represented 24.2 percent of total outstanding advances. The member was the same in both years.

See Note 13 – Fair Values for information about the fair value of advances.

See Note 15 – Transactions with Stockholders for detailed information on transactions with related parties.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of December 31, 2025 and 2024 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $62,311,000 and $54,997,000 as of December 31, 2025 and 2024, respectively.

Table 5.1

	12/31/2025	12/31/2024
Real estate:
Fixed-rate, medium-term[1], single-family mortgages	$842,275	$928,996
Fixed-rate, long-term, single-family mortgages	8,439,963	7,948,931
Total unpaid principal balance	9,282,238	8,877,927
Premiums	96,264	95,760
Discounts	(12,924)	(6,904)
Deferred loan costs, net	28	34
Hedging adjustments	(10,735)	(13,351)
Total before allowance for credit losses on mortgage loans	9,354,871	8,953,466
Allowance for credit losses on mortgage loans	(3,566)	(4,033)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,351,305	$8,949,433

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of December 31, 2025 and 2024 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	12/31/2025	12/31/2024
Conventional loans	$8,957,603	$8,553,518
Government-guaranteed or government-insured loans	324,635	324,409
TOTAL UNPAID PRINCIPAL BALANCE	$9,282,238	$8,877,927

Credit Enhancements: FHLBank's allowance for credit losses incorporates the credit enhancements associated with conventional mortgage loans under the MPF Program. Credit enhancements may include primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and the CE obligation plus any recoverable performance-based CE fees for applicable MPF products. Potential recoveries are evaluated at the individual master commitment level to determine the credit enhancement available to cover losses on loans within each master commitment.

Conventional MPF loans held for portfolio are required to be credit enhanced using a validated model to ensure potential losses remain within FHLBank's risk tolerance. FHLBank and its PFIs share credit risk by allocating losses into layers in each master commitment. After considering the borrower’s equity and any PMI, losses are first absorbed by FHLBank’s First Loss Account (FLA). When applicable, FHLBank will withhold a PFI’s performance-based CE fee to reimburse losses allocated to the FLA. If the FLA is depleted, losses are absorbed by the PFI up to its CE obligation, which may take the form of a direct liability, a contractual SMI obligation, or a combination of both. Any remaining losses are absorbed by FHLBank.

FHLBank records CE fees paid to PFIs as a reduction to mortgage interest income. Table 5.3 presents net CE fees paid to PFIs for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Table 5.3

	2025	2024	2023
CE fees paid to PFIs	$7,842	$7,258	$6,580
Performance-based CE fees recovered from PFIs	(28)	(30)	(42)
NET CE FEES PAID	$7,814	$7,228	$6,538

Payment Status of Mortgage Loans: Payment status is the primary credit quality indicator for conventional mortgage loans and is used by FHLBank to monitor borrower performance. A loan is considered past due when the borrower has not made a full principal and interest payment within 30 days of its due date. Additional delinquency measures include nonaccrual loans and loans in the process of foreclosure.

Table 5.4 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s conventional mortgage loans as of December 31, 2025 (dollar amounts in thousands):

Table 5.4

	12/31/2025
	Conventional Mortgage Loans
	Origination Year		Total
	Prior to 2021	2021 to 2025
Payment Status at Amortized Cost:[1]
Past due 30-59 days delinquent	$35,524	$39,999	$75,523
Past due 60-89 days delinquent	9,502	8,543	18,045
Past due 90 days or more delinquent	10,376	13,464	23,840
Total past due	55,402	62,006	117,408
Total current loans	3,379,596	5,530,086	8,909,682
Total mortgage loans	$3,434,998	$5,592,092	$9,027,090

Other delinquency statistics:
In process of foreclosure[2]			$2,041
Serious delinquency rate[3]			0.3%
Loans on nonaccrual status[4]			$27,097

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
4    Includes $13,280,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value or the fair value of the underlying collateral was greater than the amortized cost of the loans.

Table 5.5 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s conventional mortgage loans as of December 31, 2024 (dollar amounts in thousands):

Table 5.5

	12/31/2024
	Conventional Mortgage Loans
	Origination Year		Total
	Prior to 2020	2020 to 2024
Payment Status at Amortized Cost:[1]
Past due 30-59 days delinquent	$30,714	$32,593	$63,307
Past due 60-89 days delinquent	8,402	6,714	15,116
Past due 90 days or more delinquent	10,006	9,301	19,307
Total past due	49,122	48,608	97,730
Total current loans	2,425,528	6,102,059	8,527,587
Total mortgage loans	$2,474,650	$6,150,667	$8,625,317

Other delinquency statistics:
In process of foreclosure[2]			$3,124
Serious delinquency rate[3]			0.2%
Loans on nonaccrual status[4]			$24,402

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
Allowance for Credit Losses:
Conventional Mortgage Loans: Conventional loans with similar risk characteristics are pooled and evaluated collectively, while conventional loans that do not share those characteristics are assessed individually. FHLBank determines its allowance for credit losses on conventional loans by analyzing loan- and collateral-related factors, including past performance, current economic conditions, and reasonable and supportable forecasts. Expected credit losses are estimated over the life of the loan using a third-party projected cash flow model that incorporates inputs such as current and forecasted property values, interest rates, and historical borrower behavior. Forecasts are projected over the contractual terms of the loans rather than a reversion to historical trends after a forecasted period. FHLBank also incorporates available credit enhancements when estimating expected credit losses.

Certain conventional loans may be evaluated for credit losses using the practical expedient for collateral-dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to come primarily from the sale of the underlying collateral. FHLBank estimates the fair value of this collateral by applying an appropriate loss severity rate or by using third party estimates or property valuation models. The expected credit loss of a collateral dependent mortgage loan is measured as the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. FHLBank records a direct charge-off of the loan balance when specified triggering criteria are met, and any expected recoveries of prior charge-offs are included in the allowance for credit losses.

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.6 presents a roll-forward of the allowance for credit losses on mortgage loans for the years ended December 31, 2025, 2024, and 2023.

Table 5.6

Conventional Mortgage Loans	2025	2024	2023
Balance, beginning of the period	$4,033	$5,531	$6,378
Net (charge-offs) recoveries	(439)	138	(206)
Provision (reversal) for credit losses	(28)	(1,636)	(641)
Balance, end of the period	$3,566	$4,033	$5,531

Government-Guaranteed or Government-Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, or the Department of Housing and Urban Development. Servicers are responsible for maintaining the applicable government guarantee or insurance, complying with all agency requirements, and securing the benefit of that protection for defaulted loans. Based on FHLBank's assessment of its servicers and the collateral supporting these loans, the risk of loss was immaterial. As a result, no allowance for credit losses for government-guaranteed or government-insured mortgage loans was recorded as of December 31, 2025 and 2024. These mortgage loans have not been placed on nonaccrual status due to the U.S. government guarantee or insurance on these loans and the servicer’s contractual obligation to repurchase the loans when certain criteria are met.

See Note 13 – Fair Values for information about the fair value of mortgage loans held for portfolio.

See Note 15 – Transactions with Stockholders for additional information on transactions with related parties.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Nature of Business Activity: FHLBank is exposed to interest rate risk arising from changes in interest rates affecting its interest-earning assets and the interest-bearing liabilities that fund them. The objective of FHLBank’s interest-rate risk management strategy is not to eliminate the risk, but to manage it within acceptable limits. To mitigate the risk of loss, FHLBank has established policies and procedures that define acceptable exposure levels and management strategies. In addition, FHLBank monitors the impact of interest rate changes on interest income, net interest margin, and the maturity profile of interest-earning assets and interest-bearing liabilities.

Consistent with FHFA regulation, FHLBank enters into derivatives to: (1) reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions; and (2) support broader risk management objectives. FHFA regulation and FHLBank’s RMP prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of FHLBank’s financial and risk-management strategy.

FHLBank reevaluates its hedging strategies periodically and may change the hedging techniques it uses or may adopt new strategies. The most common ways in which FHLBank uses derivatives are to:
▪Reduce funding costs by combining an interest rate swap with a consolidated obligation when the cost of the combined structure is lower than the cost of a comparable consolidated obligation;
▪Reduce interest rate sensitivity and repricing gaps between assets and liabilities;
▪Preserve interest rate spreads between asset yields and related funding costs;
▪Mitigate adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;
▪Manage embedded options within assets and liabilities; and
▪Manage the overall asset/liability portfolio to maintain targeted risk positions.

Application of Derivatives: At hedge inception, FHLBank documents the relationship between derivatives designated as hedging instruments and the hedged items, risk management objectives and strategies for undertaking various hedging transactions, and the method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and/or liabilities on the Statements of Condition or firm commitments.

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

Interest Rate Caps and Floors - In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price or interest rate. Interest rate caps and floors are designed as protection against the interest rate on a variable-rate asset or liability rising or falling below a certain level. FHLBank purchases interest rate caps and floors to hedge duration risk caused by changes in interest rates. These derivatives are not specifically linked to individual assets or liabilities and, therefore, do not receive hedge accounting treatment. These derivatives are marked-to-market through other income.

Types of Hedged Items: FHLBank may have the following types of hedged items:

Investments - FHLBank invests in U.S. Treasury securities, U.S. Agency MBS, GSE MBS or debt securities, and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of funding and derivatives. FHLBank may manage the prepayment, duration, and interest rate risk by funding investment securities with callable consolidated obligations, or by hedging the prepayment risk with interest rate caps or floors or callable swaps. FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives that generally offset the changes in fair value of the securities.

Advances - For fixed-rate advances, FHLBank can either fund the advances with fixed-rate consolidated obligations with the same tenor or simultaneously enter into an interest rate swap in which the clearing agent or derivative counterparty receives fixed cash flows from FHLBank designed to mirror in timing and amount the cash inflows FHLBank receives on the advance. In this type of transaction, FHLBank typically receives from the clearing agent or derivative counterparty a variable cash flow that closely matches the interest payments on short-term discount notes or swapped consolidated obligation bonds.

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

Mortgage Loans - FHLBank invests in fixed-rate mortgage loans through the MPF Program. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, which usually occur as a result of changes in interest rates. FHLBank may manage the interest rate and prepayment risk associated with mortgage loans by issuing both callable and non-callable debt and using derivatives to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.

Consolidated Obligations - FHLBank may enter into derivatives to hedge the interest rate risk associated with debt issuance. FHLBank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For example, FHLBank may issue a fixed-rate consolidated obligation and simultaneously enter into a matching derivative in which FHLBank receives a fixed cash flow designed to mirror in timing and amount the cash outflows FHLBank pays on the consolidated obligation. In this type of transaction, FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or adjustable-rate advances. These transactions are designated as fair value hedges. FHLBank may issue variable-rate consolidated obligations indexed to the Secured Overnight Financing Rate (SOFR), Federal funds effective rate, or other rates and simultaneously execute interest rate swaps to hedge the basis risk of the variable-rate debt. This type of hedge is treated as an economic hedge and the derivative is marked-to-market through earnings.

Firm Commitments - Commitments that obligate FHLBank to purchase closed fixed-rate mortgage loans from its members are considered derivatives. Accordingly, each mortgage loan purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When a mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

FHLBank may also hedge a firm commitment for a forward-starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. If the hedge relationship is de-designated when the commitment is terminated and the advance or bond is issued, the fair value change associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time of de-designation. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2025, 2024, and 2023.

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

FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by clearing agent or derivative counterparty. Consequently, derivative assets and liabilities reported on the Statements of Condition generally include the net cash collateral, including initial margin, and accrued interest received or pledged by clearing agents and/or derivative counterparties. Therefore, an individual derivative may be in an asset position (i.e., the clearing agent or derivative counterparty would owe FHLBank the current fair value, including net accrued interest) yet be recorded as a derivative liability on the Statements of Condition after netting the derivative fair value with the fair value of cash collateral, including accrued interest on the collateral. Conversely, a derivative in a liability position (i.e.,where FHLBank would owe the fair value if the contract were settled) may be recorded as a derivative asset after netting.

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2025 and 2024 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	12/31/2025			12/31/2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$41,299,536	$72,817	$97,362	$37,883,273	$66,190	$226,184
Total derivatives designated as hedging relationships	41,299,536	72,817	97,362	37,883,273	66,190	226,184
Derivatives not designated as hedging instruments:
Interest rate swaps	13,259,453	2,020	608	11,464,896	25,282	110
Interest rate caps/floors	1,085,000	561	—	2,604,000	4,181	—
Mortgage delivery commitments	54,782	119	1	34,524	30	73
Total derivatives not designated as hedging instruments	14,399,235	2,700	609	14,103,420	29,493	183
TOTAL	$55,698,771	75,517	97,971	$51,986,693	95,683	226,367
Netting adjustments and cash collateral[1]		316,725	(97,379)		261,631	(220,236)
DERIVATIVE ASSETS AND LIABILITIES		$392,242	$592		$357,314	$6,131

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $428,215,000 and $521,222,000 as of December 31, 2025 and 2024, respectively. Cash collateral received was $14,111,000 and $39,354,000 as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025, 2024, and 2023, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$2,085,756	$718,033	$571,976	$2,496,594
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(69,243)	$(119,751)	$(2,180)	$24,596
Hedged items[2]	221,294	267,579	(618)	(139,350)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$152,051	$147,828	$(2,798)	$(114,754)

	2024
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$2,434,890	$784,787	$888,622	$2,627,916
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$292,128	$233,127	$(4,270)	$(103,339)
Hedged items[2]	(765)	(1,814)	(3,149)	(167,294)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$291,363	$231,313	$(7,419)	$(270,633)

.

	2023
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$2,409,840	$594,548	$1,102,702	$2,206,160
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$85,927	$31,991	$(6,312)	$(78,556)
Hedged items[2]	163,568	162,227	(28,552)	(244,352)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$249,495	$194,218	$(34,864)	$(322,908)

[1] Includes net interest settlements in interest income/expense.
[2] Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2025 and 2024 (in thousands):

Table 6.3

12/31/2025
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$16,008,104	10,076,518	(5,464,653)	(9,564,060)

Basis adjustments for active hedging relationships	$7,677	$9,008	$(1,455)	$58,742
Basis adjustments for discontinued hedging relationships	(2,285)	—	—	(5,142)
Cumulative amount of fair value hedging basis adjustments[2]	$5,392	$9,008	$(1,455)	$53,600

12/31/2024
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$15,700,289	7,984,796	(3,043,704)	(10,653,310)

Basis adjustments for active hedging relationships	$(210,116)	$(258,571)	$(837)	$198,495
Basis adjustments for discontinued hedging relationships	(5,937)	—	—	(5,545)
Cumulative amount of fair value hedging basis adjustments[2]	$(216,053)	$(258,571)	$(837)	$192,950

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	2025	2024	2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(7,644)	$(15,925)	$(17,414)
Interest rate caps/floors	(3,831)	(3,941)	(1,088)
Net interest settlements	4,838	26,278	35,033
Price alignment amount[1]	(69)	(338)	(799)
Mortgage delivery commitments	2,127	(468)	(809)
NET GAINS (LOSSES) ON DERIVATIVES	$(4,579)	$5,606	$14,923

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

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if aggregate uncleared derivative exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian, and the secured party can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2025, FHLBank was not required to pledge to or receive initial margin from bilateral derivative counterparties.

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

The Clearinghouse determines initial margin requirements, and credit ratings generally are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2025 and 2024.

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

Table 7.1 details the types of deposits held by FHLBank as of December 31, 2025 and 2024 (in thousands):

Table 7.1

	12/31/2025	12/31/2024
Interest-bearing:
Demand	$355,169	$389,071
Overnight	450,500	531,300
Term	15,342	1,000
Total interest-bearing	821,011	921,371
Non-interest-bearing:
Other	88,542	67,650
Total non-interest-bearing	88,542	67,650
TOTAL DEPOSITS	$909,553	$989,021

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of FHLBank Topeka, was $1,151,783,980,000 and $1,192,968,394,000 as of December 31, 2025 and 2024, respectively. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which FHLBank is located.

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2025 and 2024 (dollar amounts in thousands):

Table 8.1

	12/31/2025		12/31/2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$29,814,425	3.56%	$37,517,835	4.35%
Due after one year through two years	10,239,855	3.63	7,828,625	3.14
Due after two years through three years	2,199,740	3.15	2,225,545	2.68
Due after three years through four years	1,403,455	3.34	1,634,440	2.97
Due after four years through five years	1,384,350	3.36	1,573,155	3.62
Thereafter	5,565,900	3.73	5,280,950	3.43
Total par value	50,607,725	3.57%	56,060,550	3.97%
Premiums	9,679		12,044
Discounts	(3,530)		(3,054)
Concession fees	(12,540)		(12,085)
Hedging adjustments	(53,600)		(192,949)
TOTAL	$50,547,734		$55,864,506

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s consolidated obligation bonds outstanding as of December 31, 2025 and 2024 includes callable bonds totaling $15,633,500,000 and $17,048,000,000, respectively. Table 8.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2025 and 2024 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	12/31/2025	12/31/2024
Due in one year or less	$39,445,425	$47,888,835
Due after one year through two years	8,642,355	5,093,625
Due after two years through three years	1,204,240	1,342,545
Due after three years through four years	472,955	696,940
Due after four years through five years	112,850	378,155
Thereafter	729,900	660,450
TOTAL PAR VALUE	$50,607,725	$56,060,550

In addition to having fixed-rate or simple variable-rate coupon payment terms, FHLBank also issues step bonds that have coupon rates at fixed or variable rates for specified intervals over the lives of the bonds. At the end of each specified interval, the coupon rate or variable rate spread increases (decreases) or steps up (steps down). These bond issues generally contain call provisions enabling the bonds to be called at FHLBank’s discretion on the step dates.

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2025 and 2024 (in thousands):

Table 8.3

	12/31/2025	12/31/2024
Fixed-rate	$18,328,225	$21,107,550
Simple variable-rate	30,951,500	33,475,000
Step	1,328,000	1,478,000
TOTAL PAR VALUE	$50,607,725	$56,060,550

Consolidated Obligation Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2025	$21,309,301	$21,450,283	3.70%

December 31, 2024	$14,417,047	$14,518,446	4.40%

1    Represents yield to maturity excluding concession fees.

Information about the fair value of the consolidated obligations is included in Note 13.

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

Table 9.1 details the change in the AHP liability for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Table 9.1

	2025	2024	2023
Appropriated and reserved AHP funds as of the beginning of the period	$102,494	$77,794	$53,635
AHP set aside based on current year income	42,210	48,101	41,164
Current year non-statutory contributions[1]	4,906	5,882	—
Direct grants disbursed	(36,595)	(29,346)	(17,286)
Recaptured funds[2]	83	63	281
Appropriated and reserved AHP funds as of the end of the period	$113,098	$102,494	$77,794

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

As of December 31, 2025, FHLBank’s AHP accrual on its Statements of Condition consisted of $46,152,000 for the current year AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $66,946,000 for prior years’ AHP (committed but undisbursed). Disbursements occur from project approval to physical completion, which is typically between one and four years.

Other voluntary and community investment initiatives primarily consist of voluntary grants and contributions. Table 9.2 presents a rollforward of the voluntary contribution liability balance (non-AHP) for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Table 9.2

	2025	2024	2023
Voluntary contribution liability as of the beginning of the period	$3,230	$—	$—
Voluntary housing and community investment expense (non-AHP)	24,198	10,616	3,000
Voluntary grants and donation payments made	(10,343)	(7,350)	(3,000)
Loan subsidies	(13,285)	(36)	—
Voluntary contribution liability as of the end of the period	$3,800	$3,230	$—

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

FHLBank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including bankruptcy, insolvency, or similar proceeding involving the clearinghouse or clearing agent, or both. Based on this analysis, FHLBank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular clearinghouse.

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2025 and 2024 (in thousands):

Table 10.1

12/31/2025
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$53,175	$(49,101)	$4,074	$(1,588)	$2,486
Cleared derivatives	22,342	365,826	388,168	—	388,168
Total derivative assets	75,517	316,725	392,242	(1,588)	390,654
Securities purchased under agreements to resell	4,150,000	—	4,150,000	(4,150,000)	—
TOTAL	$4,225,517	$316,725	$4,542,242	$(4,151,588)	$390,654

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2025 and 2024 (in thousands):

Table 10.3

12/31/2025
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$97,746	$(97,154)	$592	$(1)	$591
Cleared derivatives	225	(225)	—	—	—
Total derivative liabilities	97,971	(97,379)	592	(1)	591
TOTAL	$97,971	$(97,379)	$592	$(1)	$591

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

Table 11.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of December 31, 2025 and 2024 (dollar amounts in thousands):

Table 11.1

	12/31/2025		12/31/2024
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$832,553	$4,018,918	$835,212	$3,777,209
Total regulatory capital-to-asset ratio	4.0%	5.5%	4.0%	5.6%
Total regulatory capital	$3,100,201	$4,279,822	$3,036,039	$4,242,916
Leverage capital ratio	5.0%	8.1%	5.0%	8.1%
Leverage capital	$3,875,251	$6,289,282	$3,795,049	$6,131,521

Capital Stock: FHLBank offers two classes of stock - Class A Common Stock and Class B Common Stock - each issued, redeemed, and repurchased at a par value of $100 per share. Members are required to hold capital stock to become and remain members of FHLBank and enter into specified activities with FHLBank including access to FHLBank’s credit products and sale of AMA.

The required amount of Class A Common Stock represents the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The required amount of Class B Common Stock represents the Activity-based Stock Purchase Requirement, which is currently equal to:
▪4.5 percent of the principal amount of advances outstanding, plus
▪3.0 percent of the principal amount of AMA outstanding for the member, limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year, plus
▪0.25 percent of the principal amount of letters of credit outstanding less the member’s Asset-based Stock Purchase Requirement.

The percentages listed above are subject to change by FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require FHLBank to request FHFA approval of an amended capital plan. See Note 15 – Transactions with Stockholders for detailed information on transactions with related parties.

Any member may make a written request - unrelated to a notice of withdrawal or non-member status - to redeem a portion of its Class A Common Stock or all or part of its Class B Common Stock (i.e., an excess stock redemption request). Within five business days of receiving the request, FHLBank may notify the member that it declines to repurchase the excess stock before the end of that five business day period, at which time the applicable redemption period shall commence. Otherwise, FHLBank will repurchase any excess stock within the five business day period. The redemption periods are six months for Class A Common Stock and five years for Class B Common Stock. Subject to certain limitations, FHLBank may choose to repurchase a member’s excess stock on or before the end of the applicable redemption period. A member may cancel or revoke its written redemption request prior to the end of the redemption period or its written notice of withdrawal from membership. FHLBank’s capital plan provides that FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time.

Under FHFA regulations, any member that withdraws from membership, or otherwise has its membership terminated, may not be readmitted to membership, or acquire any capital stock of any FHLBank, for a period of five years from the date on which the institution's membership terminated and it divested all of its shares of FHLBank stock.

Stock Dividends: FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). The DPT is a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal. Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by FHLBank. The DPT was equal to the average overnight Federal funds effective rate minus 200 basis points. This DPT will continue to be effective until such time as it may be changed by FHLBank’s board of directors. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (DPT is floored at zero).

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Table 11.2

	2025	2024	2023
Balance, beginning of period	$3,225	$247	$280
Capital stock subject to mandatory redemption reclassified from equity during the period	598,442	368,951	727,472
Capital stock redemption cancellations reclassified to equity during the period	—	—	(900)
Redemption or repurchase of mandatorily redeemable capital stock during the period	(596,195)	(366,159)	(726,618)
Stock dividend classified as mandatorily redeemable capital stock during the period	364	186	13
Balance, end of period	$5,836	$3,225	$247

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2025, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Table 12.1

Total AOCI
Balance at December 31, 2022	$(84,270)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	(34,501)
Change in unrealized gains (losses) - defined benefit pension plan	(200)
Net current period other comprehensive income (loss)	(34,701)
Balance at December 31, 2023	$(118,971)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	(21,161)
Impact of settlements - defined benefit pension plan	170
Net current period other comprehensive income (loss)	(20,991)
Balance at December 31, 2024	$(139,962)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	52,771
Impact of settlements - defined benefit pension plan	(47)
Reclassification adjustment for net (gains) losses on sale of available-for-sale securities included in net income	890
Net current period other comprehensive income (loss)	53,614
Balance at December 31, 2025	$(86,348)

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2025 and 2024. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Subjectivity of Estimates: Estimates of the fair value of advances with options, mortgage instruments, and derivatives with embedded options are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on fair value estimates.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the years ended December 31, 2025 and 2024.

Tables 13.1 and 13.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of December 31, 2025 and 2024. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 13.3 and 13.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of December 31, 2025 and 2024 are summarized in Tables 13.1 and 13.2 (in thousands):

Table 13.1

	12/31/2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$21,729	$21,729	$21,729	$—	$—	$—
Interest-bearing deposits	1,910,137	1,910,137	—	1,910,137	—	—
Securities purchased under agreements to resell	4,150,000	4,150,000	—	4,150,000	—	—
Federal funds sold	2,850,000	2,850,000	—	2,850,000	—	—
Trading securities	80,741	80,741	—	80,741	—	—
Available-for-sale securities	14,570,751	14,570,751	—	14,512,795	57,956	—
Held-to-maturity securities	182,806	182,504	—	157,145	25,359	—
Advances	43,667,540	43,745,565	—	43,745,565	—	—
Mortgage loans held for portfolio, net of allowance	9,351,305	8,763,282	—	8,755,996	7,286	—
Accrued interest receivable	245,759	245,759	—	245,759	—	—
Derivative assets	392,242	392,242	—	75,517	—	316,725
Liabilities:
Deposits	909,553	909,565	—	909,565	—	—
Consolidated obligation discount notes	21,309,301	21,312,178	—	21,312,178	—	—
Consolidated obligation bonds	50,547,734	50,030,635	—	50,030,635	—	—
Mandatorily redeemable capital stock	5,836	5,836	5,836	—	—	—
Accrued interest payable	301,720	301,720	—	301,720	—	—
Derivative liabilities	592	592	—	97,971	—	(97,379)
Other Asset (Liability):
Industrial revenue bonds	35,000	34,239	—	34,239	—	—
Financing obligation payable	(35,000)	(34,239)	—	(34,239)	—	—

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

Fair Value Methodologies and Techniques and Significant Inputs:
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are listed below. The fair values and levels within the fair value hierarchy of these assets and liabilities are reported in Tables 13.3 and 13.4.

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

As of December 31, 2025 and 2024, multiple prices were received for substantially all of FHLBank’s long-term investment securities so the final prices for those securities were computed by averaging the prices received. Based on FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

Impaired Mortgage Loans Held for Portfolio and Real Estate Owned: The estimated fair values of impaired mortgage loans held for portfolio and REO on a nonrecurring basis are generally based on broker prices or property values obtained from a third-party pricing vendor. All estimated fair values of impaired mortgage loans held for portfolio and REO are net of any estimated selling costs.

Derivative Assets/Liabilities: FHLBank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis.

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

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2025 and 2024 (in thousands).

Table 13.3

	12/31/2025
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE MBS	$80,741	$—	$80,741	$—	$—
Total trading securities	80,741	—	80,741	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,149,986	—	3,149,986	—	—
U.S. obligation MBS	60,428	—	60,428	—	—
GSE MBS	11,302,381	—	11,302,381	—	—
State or local housing agency obligations	57,956	—	—	57,956	—
Total available-for-sale securities	14,570,751	—	14,512,795	57,956	—
Derivative assets:
Interest-rate related	392,123	—	75,398	—	316,725
Mortgage delivery commitments	119	—	119	—	—
Total derivative assets	392,242	—	75,517	—	316,725
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$15,043,734	$—	$14,669,053	$57,956	$316,725

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$591	$—	$97,970	$—	$(97,379)
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	592	—	97,971	—	(97,379)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$592	$—	$97,971	$—	$(97,379)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$7,394	$—	$—	$7,394	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$7,394	$—	$—	$7,394	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the year ended December 31, 2025 and still outstanding as of December 31, 2025.

Table 13.4

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

Level 3 Disclosure for Assets Measured at Fair Value on a Recurring Basis: Table 13.5 presents a roll-forward of assets and liabilities measured at fair value on a recurring basis and classified as Level 3 during the years ended December 31, 2025, 2024, and 2023 (in thousands).

Table 13.5

Available-for-sale securities - State or local housing agency obligations	Year Ended
	2025	2024	2023
Balance, beginning of the period	$24,179	$—	$—
Included in net unrealized gains (losses) on available-for-sale securities in OCI	892	(286)	—
Purchases	34,360	24,465	—
Settlements	(1,475)	—	—
Balance, end of the period	$57,956	$24,179	$—
Total amount of unrealized gains (losses) for the period included in OCI relating to assets held at period end	$606	$(286)	$—

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,079,725,972,000 and $1,122,389,398,000 as of December 31, 2025 and 2024, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2025, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: Table 14.1 presents off-balance sheet commitments at December 31, 2025 and 2024 (in thousands). No allowance for credit losses was recorded on these commitments at December 31, 2025 and 2024.

Table 14.1

	12/31/2025			12/31/2024
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,192,143	$27,857	$7,220,000	$7,531,038	$11,772	$7,542,810
Advance commitments outstanding	5,115	551	5,666	3,615	5,115	8,730
Principal commitments for standby bond purchase agreements	305,010	893,595	1,198,605	193,815	812,050	1,005,865
Commitments to fund or purchase mortgage loans	54,782	—	54,782	34,524	—	34,524
Commitments to issue consolidated bonds, at par	3,865,000	—	3,865,000	250,000	—	250,000
Commitments to issue consolidated discount notes, at par	257,124	—	257,124	200,000	—	200,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. FHLBank's current outstanding standby letters of credit expire no later than 2031. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $2,840,000 and $2,571,000 as of December 31, 2025 and 2024, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2031, though some are renewable at the option of FHLBank. As of December 31, 2025 and 2024, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2025 and 2024.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative balances of $118,000 and $(43,000) as of December 31, 2025 and 2024, respectively.

Commitments to Issue Consolidated Obligations: FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

Other Commitments: On June 28, 2017, FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by FHLBank. The County assigned the lease to the bond trustee for FHLBank's benefit as the sole holder of the IRBs. FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in FHLBank's Statements of Condition. The IRBs and the equivalent liability are included in FHLBank's Statements of Condition in other assets and other liabilities, respectively. FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of December 31, 2025 and 2024, $35,000,000 of the IRBs were issued and outstanding.

Safekeeping Custodial Arrangements: FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for FHLBank. As of December 31, 2025, the total original par value of customer securities held by FHLBank under this arrangement was $92,527,003,000.

Other commitments and contingencies are discussed in Notes 1, 4, 5, 6, 8, 9, and 11.

NOTE 15 – TRANSACTIONS WITH STOCKHOLDERS

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 15.1 and 15.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2025 and 2024 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 15.1

12/31/2025
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$580,765	25.8%	581,265	23.1%
TOTAL		$500	0.2%	$580,765	25.8%	$581,265	23.1%

Table 15.2

12/31/2024
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$23,043	5.0%	$473,097	21.8%	496,140	18.8%
BOKF, N.A.	OK	190,087	40.8	137,990	6.4	328,077	12.5
TOTAL		$213,130	45.8%	$611,087	28.2%	$824,217	31.3%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2025 and 2024 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	12/31/2025		12/31/2024		12/31/2025		12/31/2024
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$12,620,000	28.9%	$10,125,000	24.2%	$476	0.1%	$9,002	0.9%
BOKF, N.A.			3,000,000	7.2			72,761	7.4
TOTAL	$12,620,000	28.9%	$13,125,000	31.4%	$476	0.1%	$81,763	8.3%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2025 and 2024. BOKF, N.A. sold $46,075,000 of mortgage loans into the MPF Program during the year ended December 31, 2024.

Interest income from MidFirst Bank was $539,831,000, $562,300,000 and $585,100,000 for the years ended December 31, 2025, 2024, and 2023 respectively, which was in excess of ten percent of total revenue for those years. MidFirst Bank was the only member with interest income in excess of ten percent of revenue for the current and prior year periods.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of December 31, 2025 and 2024 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	12/31/2025		12/31/2024
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$2,945,294	6.7%	$3,279,439	7.8%

Deposits	$82,057	9.0%	$103,672	10.5%

Class A Common Stock	$25,389	9.7%	$193,830	41.6%
Class B Common Stock	143,419	6.4	154,135	7.1
TOTAL CAPITAL STOCK	$168,808	6.7%	$347,965	13.2%

Table 15.5 presents mortgage loans acquired during the years ended December 31, 2025 and 2024 for members that had an officer or director serving on FHLBank’s board of directors in 2025 or 2024 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 15.5

	2025		2024
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$101,896	7.2%	$75,404	5.1%