Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Topeka
filed 2026-05-07
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
April 30, 2026
Class A Stock, par value $100 per share	5,432,900
Class B Stock, par value $100 per share	24,226,998

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

Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent FHLBank’s intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond FHLBank’s ability to control or predict. For further discussion of these factors see "Summary Risk Factors" below and Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2025, incorporated by reference herein.

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

SUMMARY RISK FACTORS

FHLBank cautions that by their nature forward-looking statements involve varying degrees of risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties. You should carefully review and consider the full discussion of our risk factors in Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2025, incorporated by reference herein. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Principal risk factors relating to FHLBank’s business include, but are not limited to:
•Changes in the general economy;
•Political events, including legislative, regulatory, and judicial events and actions that affect FHLBank, its members, counterparties, other FHLBanks or investors in the consolidated obligations of the FHLBanks, such as any government-sponsored enterprise (GSE) reforms, any changes resulting from Federal Housing Finance Agency’s (FHFA) review and analysis of the FHLBank System, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;
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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2026	12/31/2025
ASSETS
Cash and due from banks	$24,547	$21,729
Interest-bearing deposits	2,286,707	1,910,137
Securities purchased under agreements to resell (Note 8)	3,600,000	4,150,000
Federal funds sold	2,850,000	2,850,000

Investment securities:
Trading securities (Note 3)	79,934	80,741
Available-for-sale securities, amortized cost of $14,892,629 and $14,657,195 (Note 3)	14,800,447	14,570,751
Held-to-maturity securities, fair value of $175,316 and $182,504 (Note 3)	175,427	182,806
Total investment securities	15,055,808	14,834,298

Advances (Note 4)	47,314,100	43,667,540
Mortgage loans held for portfolio, net of allowance for credit losses of $3,333 and $3,566 (Note 5)	9,423,774	9,351,305
Accrued interest receivable	259,243	245,759
Derivative assets, net (Notes 6, 8)	356,804	392,242
Other assets	83,250	82,019

TOTAL ASSETS	$81,254,233	$77,505,029

LIABILITIES
Deposits	$1,410,778	$909,553

Consolidated obligations, net:
Discount notes (Note 7)	20,082,176	21,309,301
Bonds (Note 7)	54,811,186	50,547,734
Total consolidated obligations, net	74,893,362	71,857,035

Mandatorily redeemable capital stock	5,732	5,836
Accrued interest payable	336,258	301,720
Affordable Housing Program payable	118,919	113,098
Derivative liabilities, net (Notes 6, 8)	993	592
Other liabilities	60,374	129,557

TOTAL LIABILITIES	76,826,416	73,317,391

Commitments and contingencies (Note 12)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2026	12/31/2025
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,609 and 2,597 shares issued and outstanding) (Note 9)	$260,919	$259,684
Class B ($100 par value; 24,527 and 22,507 shares issued and outstanding) (Note 9)	2,452,667	2,250,678
Total capital stock	2,713,586	2,510,362

Retained earnings:
Unrestricted	1,211,738	1,188,693
Restricted	594,609	574,931
Total retained earnings	1,806,347	1,763,624

Accumulated other comprehensive income (loss) (Note 10)	(92,116)	(86,348)

TOTAL CAPITAL	4,427,817	4,187,638

TOTAL LIABILITIES AND CAPITAL	$81,254,233	$77,505,029

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2026	03/31/2025
INTEREST INCOME:
Advances	$461,550	$508,088
Interest-bearing deposits	24,212	29,666
Securities purchased under agreements to resell	33,395	32,437
Federal funds sold	42,126	50,994
Trading securities	618	3,135
Available-for-sale securities	163,299	176,369
Held-to-maturity securities	1,994	2,717
Mortgage loans held for portfolio	96,986	88,506
Other	175	205
Total interest income	824,355	892,117

INTEREST EXPENSE:
Deposits	9,710	8,805
Consolidated obligations:
Discount notes	201,478	117,175
Bonds	480,183	633,018
Mandatorily redeemable capital stock	113	64
Other	379	328
Total interest expense	691,863	759,390

NET INTEREST INCOME	132,492	132,727
Provision (reversal) for credit losses on mortgage loans	911	108
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	131,581	132,619

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	6	2,539
Net gains (losses) on derivatives	679	(2,518)
Standby bond purchase agreement commitment fees	817	749
Letters of credit fees	2,233	2,135
Other	761	615
Total other income (loss)	4,496	3,520

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2026	03/31/2025
OTHER EXPENSES:
Compensation and benefits	$13,977	$12,246
Other operating	7,545	7,231
Voluntary housing and community investment program contributions	383	1,045
Federal Housing Finance Agency	1,344	1,804
Office of Finance	1,334	1,280
Mortgage loans transaction service fees	1,813	1,758
Other	344	444
Total other expenses	26,740	25,808

INCOME BEFORE ASSESSMENTS	109,337	110,331

Affordable Housing Program	10,945	11,039

NET INCOME	$98,392	$99,292

FEDERAL HOME LOAN BANK OF TOPEKA - Unaudited
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Three Months Ended
	03/31/2026	03/31/2025
Net income	$98,392	$99,292

Other comprehensive income (loss):
Net change in fair value of available-for-sale securities	(5,739)	15,475
Defined benefit pension plan	(29)	16
Total other comprehensive income (loss)	(5,768)	15,491

TOTAL COMPREHENSIVE INCOME (LOSS)	$92,624	$114,783

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2024	4,649	$464,904	21,667	$2,166,701	26,316	$2,631,605	$1,109,059	$499,027	$1,608,086	$(139,962)	$4,099,729
Comprehensive income							79,433	19,859	99,292	15,491	114,783
Proceeds from issuance of capital stock	2	171	5,883	588,332	5,885	588,503					588,503
Repurchase/redemption of capital stock	(6,338)	(633,787)	(548)	(54,793)	(6,886)	(688,580)					(688,580)
Net reclassification of shares to mandatorily redeemable capital stock	(501)	(50,107)	(114)	(11,358)	(615)	(61,465)					(61,465)
Net transfer of shares between Class A and Class B	5,780	578,017	(5,780)	(578,017)	—	—					—
Dividends on capital stock (Class A - 4.5%, Class B - 9.5%):
Cash payment							(72)		(72)		(72)
Stock issued			554	55,412	554	55,412	(55,412)		(55,412)		—
Balance at March 31, 2025	3,592	$359,198	21,662	$2,166,277	25,254	$2,525,475	$1,133,008	$518,886	$1,651,894	$(124,471)	$4,052,898

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2025	2,597	$259,684	22,507	$2,250,678	25,104	$2,510,362	$1,188,693	$574,931	$1,763,624	$(86,348)	$4,187,638
Comprehensive income							78,714	19,678	98,392	(5,768)	92,624
Proceeds from issuance of capital stock	5	523	9,057	905,720	9,062	906,243					906,243
Repurchase/redemption of capital stock	(5,653)	(565,334)	(1,355)	(135,470)	(7,008)	(700,804)					(700,804)
Net reclassification of shares to mandatorily redeemable capital stock	(427)	(42,659)	(151)	(15,159)	(578)	(57,818)					(57,818)
Net transfer of shares between Class A and Class B	6,087	608,705	(6,087)	(608,705)	—	—					—
Dividends on capital stock (Class A - 3.8%, Class B - 9.2%):
Cash payment							(66)		(66)		(66)
Stock issued			556	55,603	556	55,603	(55,603)		(55,603)		—
Balance at March 31, 2026	2,609	$260,919	24,527	$2,452,667	27,136	$2,713,586	$1,211,738	$594,609	$1,806,347	$(92,116)	$4,427,817

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2026	03/31/2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,392	$99,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(37,553)	(99,643)
Net change in derivatives and hedging activities	123,079	(235,356)
Net (gains) losses on trading securities	(6)	(2,539)
Other adjustments, net	914	178
Net change in:
Accrued interest receivable	(13,321)	930
Net accrued interest included in derivative assets	(15,383)	(10,970)
Other assets	(911)	(1,083)
Accrued interest payable	34,374	56,155
Net accrued interest included in derivative liabilities	6,265	(3,483)
Increase (decrease) in Affordable Housing Program liability	5,821	7,899
Other liabilities	(14,559)	(10,572)
Total adjustments	88,720	(298,484)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	187,112	(199,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(372,139)	(6,408)
Net (increase) decrease in securities purchased under resale agreements	550,000	2,150,000
Net (increase) decrease in Federal funds sold	—	(530,000)
Trading securities:
Proceeds from maturities and principal repayments	812	47,553
Available-for-sale securities:
Proceeds from maturities and principal repayments	476,535	280,939
Purchases	(791,285)	(713,636)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	7,373	7,958
Advances:
Advances repaid	61,231,020	63,176,677
Advances originated	(64,939,596)	(62,842,083)
Mortgage loans held for portfolio:
Principal collected	300,908	204,807
Purchases	(379,317)	(274,665)
Net proceeds from sale of foreclosed assets	98	64
Purchases of premises, software and equipment	(469)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,916,060)	1,501,206

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2026	03/31/2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$500,798	$23,005
Net proceeds from issuance of consolidated obligations:
Discount notes	200,888,749	119,197,919
Bonds	18,911,325	24,529,180
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(202,083,515)	(128,058,632)
Bonds	(14,634,900)	(16,836,085)
Net interest payments received (paid) for financing derivatives	1,972	3,617
Proceeds from issuance of capital stock	906,243	588,503
Payments for repurchase/redemption of capital stock	(700,804)	(688,580)
Payments for repurchase of mandatorily redeemable capital stock	(58,036)	(61,628)
Cash dividends paid	(66)	(72)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,731,766	(1,302,773)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,818	(759)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,729	25,575
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,547	$24,816

Supplemental disclosures:
Interest paid	$228,643	$417,170

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2026

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation: The accompanying interim financial statements of FHLBank are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instruction provided by Article 10, Rule 10-01 of Regulation S-X. In the opinion of management, the financial statements contain all adjustments necessary to fairly present FHLBank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2025. The interim financial statements presented herein should be read in conjunction with FHLBank’s audited financial statements and notes thereto, which are included in FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 12, 2026 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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
		The guidance is effective for interim and annual periods beginning after December 15, 2027, which is January 1, 2028 for FHLBank. Early adoption is permitted.	The adoption of this guidance is not expected to have a material impact on FHLBank’s financial condition, results of operations, or cash flows.
Disaggregation of Income Statement Expenses (ASU 2024-03)	This update amends guidance to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on an interim and annual basis.	The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027	The adoption of this guidance may result in additional disclosures but will not impact FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities, which include mortgage-backed securities (MBS).

Trading Securities: Trading securities by major security type as of March 31, 2026 and December 31, 2025 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2026	12/31/2025
Mortgage-backed securities:
GSE MBS	$79,934	$80,741
Mortgage-backed securities	79,934	80,741
TOTAL	$79,934	$80,741

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2026 are summarized in Table 3.2 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $43,671,000 as of March 31, 2026.

Table 3.2

	03/31/2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,241,710	$886	$(90,677)	$3,151,919
State or local housing agency obligations	79,645	286	(45)	79,886
Non-mortgage-backed securities	3,321,355	1,172	(90,722)	3,231,805
Mortgage-backed securities:
U.S. obligation MBS	57,082	32	(381)	56,733
GSE MBS	11,514,192	55,830	(58,113)	11,511,909
Mortgage-backed securities	11,571,274	55,862	(58,494)	11,568,642
TOTAL	$14,892,629	$57,034	$(149,216)	$14,800,447

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

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses as of March 31, 2026 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.4

	03/31/2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$499,864	$(163)	$1,916,742	$(90,514)	$2,416,606	$(90,677)
State or local housing agency obligations	24,440	(45)	—	—	24,440	(45)
Non-mortgage-backed securities	524,304	(208)	1,916,742	(90,514)	2,441,046	(90,722)
Mortgage-backed securities:
U.S. obligation MBS	—	—	28,496	(381)	28,496	(381)
GSE MBS	1,407,590	(4,495)	2,509,475	(53,618)	3,917,065	(58,113)
Mortgage-backed securities	1,407,590	(4,495)	2,537,971	(53,999)	3,945,561	(58,494)
TOTAL	$1,931,894	$(4,703)	$4,454,713	$(144,513)	$6,386,607	$(149,216)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2026 and December 31, 2025 are shown in Table 3.6 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6

	03/31/2026		12/31/2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,391,380	$1,336,888	$1,631,562	$1,578,878
Due after one year through five years	1,850,330	1,815,031	1,601,985	1,571,107
Due after five years through ten years	57,140	57,143	33,955	34,296
Due after ten years	22,505	22,743	23,395	23,661
Non-mortgage-backed securities	3,321,355	3,231,805	3,290,897	3,207,942
Mortgage-backed securities	11,571,274	11,568,642	11,366,298	11,362,809
TOTAL	$14,892,629	$14,800,447	$14,657,195	$14,570,751

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2026 are summarized in Table 3.7 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $323,000 as of March 31, 2026.

Table 3.7

	03/31/2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$25,615	$—	$(228)	$25,387
Non-mortgage-backed securities	25,615	—	(228)	25,387
Mortgage-backed securities:
GSE MBS	149,812	1,121	(1,004)	149,929
Mortgage-backed securities	149,812	1,121	(1,004)	149,929
TOTAL	$175,427	$1,121	$(1,232)	$175,316

Held-to-maturity securities by major security type as of December 31, 2025 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $356,000 as of December 31, 2025.

Table 3.8

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of March 31, 2026 and December 31, 2025 are shown in Table 3.9 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9

	03/31/2026		12/31/2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	25,615	25,387	25,615	25,359
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	25,615	25,387	25,615	25,359
Mortgage-backed securities	149,812	149,929	157,191	157,145
TOTAL	$175,427	$175,316	$182,806	$182,504

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed-rate and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2026 and December 31, 2025, FHLBank had advances outstanding at interest rates ranging from 0.58 percent to 7.20 percent and 0.58 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $149,149,000 and $134,769,000 as of March 31, 2026 and December 31, 2025, respectively.

Table 4.1

	03/31/2026		12/31/2025
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$30,189,189	3.81%	$27,024,925	3.87%
Due after one year through two years	6,256,149	3.95	6,338,353	3.91
Due after two years through three years	3,219,863	3.94	3,601,557	4.09
Due after three years through four years	2,960,727	3.73	2,867,422	3.84
Due after four years through five years	2,998,837	3.79	2,409,825	3.56
Thereafter	1,756,958	3.68	1,428,929	3.50
Total par value	47,381,723	3.83%	43,671,011	3.86%
Discounts	(9,765)		(8,863)
Hedging adjustments	(57,858)		5,392
TOTAL	$47,314,100		$43,667,540

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put date as of March 31, 2026 and December 31, 2025 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
Redemption Term	03/31/2026	12/31/2025	03/31/2026	12/31/2025
Due in one year or less	$31,005,415	$27,733,397	$32,575,789	$29,691,525
Due after one year through two years	5,745,016	6,039,575	6,800,949	6,540,153
Due after two years through three years	3,121,086	3,297,014	2,592,163	3,027,857
Due after three years through four years	2,906,579	2,844,434	2,357,227	2,213,422
Due after four years through five years	2,893,424	2,380,761	2,383,337	1,800,825
Thereafter	1,710,203	1,375,830	672,258	397,229
TOTAL PAR VALUE	$47,381,723	$43,671,011	$47,381,723	$43,671,011

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of March 31, 2026 and December 31, 2025 (in thousands):

Table 4.3

Redemption Term	03/31/2026	12/31/2025
Fixed-rate:
Due in one year or less	$14,909,574	$14,960,311
Due after one year through three years	6,201,417	6,812,315
Due after three years through five years	5,075,164	5,097,147
Due after five years through fifteen years	1,434,715	1,398,956
Due after fifteen years	16,568	17,497
Total fixed-rate	27,637,438	28,286,226
Adjustable-rate:
Due in one year or less	15,279,615	12,064,615
Due after one year through three years	3,274,595	3,127,595
Due after three years through five years	884,400	180,100
Due after five years through fifteen years	305,675	12,475
Total adjustable-rate	19,744,285	15,384,785
TOTAL PAR VALUE	$47,381,723	$43,671,011

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2026 and December 31, 2025 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $62,311,000 and $62,311,000 as of March 31, 2026 and December 31, 2025, respectively.

Table 5.1

	03/31/2026	12/31/2025
Real estate:
Conventional loans:
Fixed-rate, single-family mortgages, term of 15 years or less at origination	$829,187	$840,519
Fixed-rate, single-family mortgages, term of more than 15 years at origination	8,201,624	8,117,084
Conventional loans unpaid principal balance	9,030,811	8,957,603
Government loans:
Fixed-rate, single-family mortgages, term of 15 years or less at origination	1,652	1,756
Fixed-rate, single-family mortgages, term of more than 15 years at origination	322,162	322,879
Government loans unpaid principal balance	323,814	324,635
Total unpaid principal balance	9,354,625	9,282,238
Net premiums (discounts) and deferred loan fees	83,471	83,368
Hedging adjustments	(10,989)	(10,735)
Total before allowance for credit losses on mortgage loans	9,427,107	9,354,871
Allowance for credit losses on conventional mortgage loans	(3,333)	(3,566)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,423,774	$9,351,305

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2026 and December 31, 2025 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	03/31/2026			12/31/2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$51,206,840	$41,777	$103,150	$41,299,536	$72,817	$97,362
Total derivatives designated as hedging relationships	51,206,840	41,777	103,150	41,299,536	72,817	97,362
Derivatives not designated as hedging instruments:
Interest rate swaps	3,881,519	6,376	55	13,259,453	2,020	608
Interest rate caps/floors	1,085,000	1,524	—	1,085,000	561	—
Mortgage delivery commitments	107,754	59	748	54,782	119	1
Total derivatives not designated as hedging instruments	5,074,273	7,959	803	14,399,235	2,700	609
TOTAL	$56,281,113	49,736	103,953	$55,698,771	75,517	97,971
Netting adjustments and cash collateral[1]		307,068	(102,960)		316,725	(97,379)
DERIVATIVE ASSETS AND LIABILITIES		$356,804	$993		$392,242	$592

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $423,716,000 and $428,215,000 as of March 31, 2026 and December 31, 2025, respectively. Cash collateral received was $13,688,000 and $14,111,000 as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	03/31/2026
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$461,550	$163,299	$201,478	$480,183
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$77,923	$57,598	$(1,585)	$(27,527)
Hedged items[2]	(63,291)	(36,640)	3,018	13,719
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$14,632	$20,958	$1,433	$(13,808)

	Three Months Ended
	03/31/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$508,088	$176,369	$117,175	$633,018
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(84,021)	$(101,834)	$(604)	$21,361
Hedged items[2]	122,598	141,929	1,138	(52,105)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$38,577	$40,095	$534	$(30,744)

[1] Includes net interest settlements in interest income/expense.
[2] Includes amortization/accretion on closed fair value relationships in interest income.
.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2026 and December 31, 2025 (in thousands):

Table 6.3

03/31/2026
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$15,585,886	$10,410,498	$(13,440,485)	$(10,908,369)

Basis adjustments for active hedging relationships	$(57,701)	$(27,632)	$1,564	$72,359
Basis adjustments for discontinued hedging relationships	(157)	—	—	(5,040)
Cumulative amount of fair value hedging basis adjustments[2]	$(57,858)	$(27,632)	$1,564	$67,319

12/31/2025
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$16,008,104	$10,076,518	$(5,464,653)	$(9,564,060)

Basis adjustments for active hedging relationships	$7,677	$9,008	$(1,455)	$58,742
Basis adjustments for discontinued hedging relationships	(2,285)	—	—	(5,142)
Cumulative amount of fair value hedging basis adjustments[2]	$5,392	$9,008	$(1,455)	$53,600

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	Three Months Ended
	03/31/2026	03/31/2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(1,106)	$(5,146)
Interest rate caps/floors	963	(1,734)
Net interest settlements	1,964	3,677
Price alignment amount[1]	—	(63)
Mortgage delivery commitments	(1,142)	748
NET GAINS (LOSSES) ON DERIVATIVES	$679	$(2,518)

[1] This amount is for derivatives for which variation margin is characterized as a daily settled contract.

FHLBank’s net exposure on derivative agreements is presented in Note 8 – Assets and Liabilities Subject to Offsetting.

NOTE 7 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 7.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

Table 7.1

	03/31/2026		12/31/2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$35,356,040	3.47%	$29,814,425	3.56%
Due after one year through two years	9,472,410	3.47	10,239,855	3.63
Due after two years through three years	1,431,975	3.28	2,199,740	3.15
Due after three years through four years	1,497,180	3.14	1,403,455	3.34
Due after four years through five years	1,494,975	3.61	1,384,350	3.36
Thereafter	5,632,885	3.75	5,565,900	3.73
Total par value	54,885,465	3.49%	50,607,725	3.57%
Net premiums (discounts) and concession fees	(6,960)		(6,391)
Hedging adjustments	(67,319)		(53,600)
TOTAL	$54,811,186		$50,547,734

FHLBank’s consolidated obligation bonds outstanding as of March 31, 2026 and December 31, 2025 include callable bonds totaling $16,507,655,000 and $15,633,500,000, respectively. Table 7.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2026 and December 31, 2025 (in thousands):

Table 7.2

Year of Maturity or Next Call Date	03/31/2026	12/31/2025
Due in one year or less	$44,069,040	$39,445,425
Due after one year through two years	8,617,910	8,642,355
Due after two years through three years	886,475	1,204,240
Due after three years through four years	461,680	472,955
Due after four years through five years	168,475	112,850
Thereafter	681,885	729,900
TOTAL PAR VALUE	$54,885,465	$50,607,725

Table 7.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2026 and December 31, 2025 (in thousands):

Table 7.3

	03/31/2026	12/31/2025
Fixed-rate	$19,749,465	$18,328,225
Simple variable-rate	33,998,000	30,951,500
Step	1,138,000	1,328,000
TOTAL PAR VALUE	$54,885,465	$50,607,725

Consolidated Obligation Discount Notes: Table 7.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 7.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2026	$20,082,176	$20,247,055	3.57%

December 31, 2025	$21,309,301	$21,450,283	3.70%

1    Represents yield to maturity excluding concession fees.

NOTE 8 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

Tables 8.1 and 8.2 present the fair value of financial assets and liabilities, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2026 and December 31, 2025 (in thousands):

Table 8.1

03/31/2026
Description	Gross Amounts of Recognized	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$49,182	$(42,526)	$6,656	$(3,019)	$3,637
Cleared derivatives	554	349,594	350,148	—	350,148
Total derivative assets	49,736	307,068	356,804	(3,019)	353,785
Securities purchased under agreements to resell	3,600,000	—	3,600,000	(3,600,000)	—
TOTAL	$3,649,736	$307,068	$3,956,804	$(3,603,019)	$353,785
Derivative liabilities:
Uncleared derivatives	$88,581	$(87,588)	$993	$(748)	$245
Cleared derivatives	15,372	(15,372)	—	—	—
Total derivative liabilities	103,953	(102,960)	993	(748)	245
TOTAL	$103,953	$(102,960)	$993	$(748)	$245

1    Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 8.2

12/31/2025
Description	Gross Amounts of Recognized	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$53,175	$(49,101)	$4,074	$(1,588)	$2,486
Cleared derivatives	22,342	365,826	388,168	—	388,168
Total derivative assets	75,517	316,725	392,242	(1,588)	390,654
Securities purchased under agreements to resell	4,150,000	—	4,150,000	(4,150,000)	—
TOTAL	$4,225,517	$316,725	$4,542,242	$(4,151,588)	$390,654
Derivative liabilities:
Uncleared derivatives	$97,746	$(97,154)	$592	$(1)	$591
Cleared derivatives	225	(225)	—	—	—
Total derivative liabilities	97,971	(97,379)	592	(1)	591
TOTAL	$97,971	$(97,379)	$592	$(1)	$591

1    Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

NOTE 9 – CAPITAL

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

Table 9.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

Table 9.1

	03/31/2026		12/31/2025
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$881,700	$4,263,534	$832,553	$4,018,918
Total regulatory capital-to-asset ratio	4.0%	5.6%	4.0%	5.5%
Total regulatory capital	$3,250,169	$4,525,665	$3,100,201	$4,279,822
Leverage capital ratio	5.0%	8.2%	5.0%	8.1%
Leverage capital	$4,062,712	$6,657,432	$3,875,251	$6,289,282

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 10.1 summarizes the changes in AOCI for the three months ended March 31, 2026 and 2025 (in thousands):

Table 10.1

Total AOCI
Balance at December 31, 2024	$(139,962)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	15,475
Net gains (losses) - defined benefit pension plan	16
Net current period other comprehensive income (loss)	15,491
Balance at March 31, 2025	$(124,471)

Balance at December 31, 2025	$(86,348)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	(5,739)
Net gains (losses) - defined benefit pension plan	(29)
Net current period other comprehensive income (loss)	(5,768)
Balance at March 31, 2026	$(92,116)

NOTE 11 – FAIR VALUES

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of March 31, 2026 and December 31, 2025 are summarized in Tables 11.1 and 11.2 (in thousands):

Table 11.1

	03/31/2026
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$24,547	$24,547	$24,547	$—	$—	$—
Interest-bearing deposits	2,286,707	2,286,707	—	2,286,707	—	—
Securities purchased under agreements to resell	3,600,000	3,600,000	—	3,600,000	—	—
Federal funds sold	2,850,000	2,850,000	—	2,850,000	—	—
Trading securities	79,934	79,934	—	79,934	—	—
Available-for-sale securities	14,800,447	14,800,447	—	14,720,561	79,886	—
Held-to-maturity securities	175,427	175,316	—	149,929	25,387	—
Advances	47,314,100	47,388,920	—	47,388,920	—	—
Mortgage loans held for portfolio, net of allowance	9,423,774	8,790,820	—	8,779,069	11,751	—
Accrued interest receivable	259,243	259,243	—	259,243	—	—
Derivative assets	356,804	356,804	—	49,736	—	307,068
Liabilities:
Deposits	1,410,778	1,410,781	—	1,410,781	—	—
Consolidated obligation discount notes	20,082,176	20,081,653	—	20,081,653	—	—
Consolidated obligation bonds	54,811,186	54,257,435	—	54,257,435	—	—
Mandatorily redeemable capital stock	5,732	5,732	5,732	—	—	—
Accrued interest payable	336,258	336,258	—	336,258	—	—
Derivative liabilities	993	993	—	103,953	—	(102,960)
Other Asset (Liability):
Industrial revenue bonds	35,000	34,234	—	34,234	—	—
Financing obligation payable	(35,000)	(34,234)	—	(34,234)	—	—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Table 11.2

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

Fair Value Measurements: Tables 11.3 and 11.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2026 and December 31, 2025 (in thousands).

Table 11.3

	03/31/2026
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE MBS	$79,934	$—	$79,934	$—	$—
Total trading securities	79,934	—	79,934	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,151,919	—	3,151,919	—	—
U.S. obligation MBS	56,733	—	56,733	—	—
GSE MBS	11,511,909	—	11,511,909	—	—
State or local housing agency obligations	79,886	—	—	79,886	—
Total available-for-sale securities	14,800,447	—	14,720,561	79,886	—
Derivative assets:
Interest-rate related	356,745	—	49,677	—	307,068
Mortgage delivery commitments	59	—	59	—	—
Total derivative assets	356,804	—	49,736	—	307,068
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$15,237,185	$—	$14,850,231	$79,886	$307,068

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$245	$—	$103,205	$—	$(102,960)
Mortgage delivery commitments	748	—	748	—	—
Total derivative liabilities	993	—	103,953	—	(102,960)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$993	$—	$103,953	$—	$(102,960)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$11,913	$—	$—	$11,913	$—
Real estate owned	547	—	—	547	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$12,460	$—	$—	$12,460	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the three months ended March 31, 2026 and still outstanding as of March 31, 2026.

Table 11.4

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,129,304,735,000 and $1,079,725,972,000 as of March 31, 2026 and December 31, 2025, respectively.

Off-balance Sheet Commitments: Table 12.1 presents off-balance sheet commitments at March 31, 2026 and December 31, 2025 (in thousands). No allowance for credit losses was recorded on these commitments at March 31, 2026 and December 31, 2025.

Table 12.1

	03/31/2026			12/31/2025
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,144,705	$28,607	$7,173,312	$7,192,143	$27,857	$7,220,000
Advance commitments outstanding	5,097	—	5,097	5,115	551	5,666
Principal commitments for standby bond purchase agreements	321,140	823,950	1,145,090	305,010	893,595	1,198,605
Commitments to fund or purchase mortgage loans	107,754	—	107,754	54,782	—	54,782
Commitments to issue consolidated bonds, at par	2,490,000	—	2,490,000	3,865,000	—	3,865,000
Commitments to issue consolidated discount notes, at par	751,100	—	751,100	257,124	—	257,124

NOTE 13 – TRANSACTIONS WITH STOCKHOLDERS

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 13.1 and 13.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands). An officer of BOKF, N.A. currently serves on FHLBank’s board of directors.

Table 13.1

03/31/2026
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$602,472	24.5%	$602,972	22.2%
BOKF, N.A.	OK	500	0.2	280,170	11.4	280,670	10.3
TOTAL		$1,000	0.4%	$882,642	35.9%	$883,642	32.5%

Table 13.2

12/31/2025
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$580,765	25.8%	$581,265	23.1%
TOTAL		$500	0.2%	$580,765	25.8%	$581,265	23.1%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2026 and December 31, 2025 are summarized in Table 13.3 (dollar amounts in thousands).

Table 13.3

	03/31/2026		12/31/2025		03/31/2026		12/31/2025
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$13,085,000	27.6%	$12,620,000	28.9%	$1,198	0.1%	$476	0.1%
BOKF, N.A.	5,700,000	12.0			37,123	2.6
TOTAL	$18,785,000	39.6%	$12,620,000	28.9%	$38,321	2.7%	$476	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2026 and 2025. BOKF, N.A. sold $15,294,000 of mortgage loans into the MPF Program during the three months ended March 31, 2026.

Interest income from MidFirst Bank was $128,689,000 and $125,317,000 for the three months ended March 31, 2026 and 2025 respectively, which was the only member with interest income in excess of ten percent of total revenue for those years.

Transactions with FHLBank Directors’ Financial Institutions: Table 13.4 presents information as of March 31, 2026 and December 31, 2025 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 13.4

	03/31/2026		12/31/2025
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$6,156,228	13.0%	$2,945,294	6.7%

Deposits	$46,093	3.3%	$82,057	9.0%

Class A Common Stock	$4,372	1.7%	$25,389	9.7%
Class B Common Stock	307,628	12.5	143,419	6.4
TOTAL CAPITAL STOCK	$312,000	11.5%	$168,808	6.7%

Table 13.5 presents mortgage loans acquired during the three months ended March 31, 2026 and 2025 for members that had an officer or director serving on FHLBank’s board of directors in 2026 or 2025 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 13.5

	Three Months Ended
	03/31/2026		03/31/2025
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$41,682	11.1%	$28,789	10.6%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I, Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2025, which includes audited financial statements and related notes for the year ended December 31, 2025. Our MD&A includes the following sections:
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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2026	12/31/2025	09/30/2025	06/30/2025	03/31/2025
Statement of Condition (as of period end):
Total assets	$81,254,233	$77,505,029	$79,872,254	$80,012,268	$74,721,503
Advances	47,314,100	43,667,540	44,029,112	45,040,514	41,440,764
Mortgage loans, net	9,423,774	9,351,305	9,284,317	9,180,578	9,016,747
Short-term liquidity investments[1]	8,736,707	8,910,137	10,910,963	10,593,805	9,288,627
Investment securities	15,055,808	14,834,298	14,908,747	14,475,992	14,266,884
Total liabilities	76,826,416	73,317,391	75,724,983	75,917,039	70,668,605
Deposits	1,410,778	909,553	1,046,036	1,035,255	1,002,036
Consolidated obligations, net[2]	74,893,362	71,857,035	74,106,526	74,262,535	69,075,542
Total capital	4,427,817	4,187,638	4,147,271	4,095,229	4,052,898
Capital stock	2,713,586	2,510,362	2,555,364	2,587,064	2,525,475
Retained earnings	1,806,347	1,763,624	1,726,021	1,689,316	1,651,894
Statement of Income (for the quarterly period ended):
Net interest income	132,492	136,317	131,714	139,516	132,727
Other income (loss)	4,496	3,095	4,977	2,816	3,520
Voluntary housing and community investment program contributions[3]	383	9,730	7,364	10,965	1,045
Other expenses	26,357	28,027	25,831	25,255	24,763
Income before assessments	109,337	101,693	104,346	105,360	110,331
AHP assessments	10,945	10,181	10,447	10,543	11,039
Net income	98,392	91,512	93,899	94,817	99,292
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Total average interest-earning assets	81,891,203	78,660,346	81,750,993	81,282,584	77,807,034
Average advances	46,594,106	43,561,465	46,770,546	47,245,357	44,182,977
Total average interest-bearing liabilities	77,059,821	74,075,557	76,979,163	76,489,318	73,169,661
Dividends paid	55,668	53,909	57,194	57,395	55,484
Weighted average dividend rate[4]	8.57%	8.55%	8.65%	8.59%	8.81%
Dividend payout ratio[5]	56.58%	58.91%	60.91%	60.53%	55.88%
Return on average equity	9.12%	8.74%	8.89%	9.03%	9.86%
Return on average assets	0.49%	0.46%	0.45%	0.47%	0.52%
Average equity to average assets	5.32%	5.26%	5.11%	5.16%	5.23%
Net interest margin[6]	0.66%	0.69%	0.64%	0.69%	0.69%
Total capital ratio[7]	5.45%	5.40%	5.19%	5.12%	5.42%
Regulatory capital ratio[8]	5.57%	5.52%	5.37%	5.35%	5.59%

1    Includes interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
2    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 12 to the financial statements for a description of the par amount of consolidated obligations of all FHLBanks for which we are jointly and severally liable.
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

Performance Highlights:
•Total Assets: Total assets increased to $81.3 billion driven by a $3.6 billion increase in advances.
•Primary Mission Assets: The Primary Mission Asset ratio measures year‑to‑date average advances and mortgage loans relative to consolidated obligations (excluding certain U.S. Treasury securities). The ratio was 77 percent at both March 31, 2026 and December 31, 2025.
•Advances: Advances increased to $47.3 billion driven by increased utilization among large depository and insurance company members, with the majority of the growth in adjustable and line of credit products. Advances represented 58.2 percent of total assets, compared to 56.3 percent at prior year end.
•Mortgage loans: Mortgage loans increased to $9.4 billion, representing 11.6 percent of total assets, compared to 12.1 percent at prior year end.
•Investment securities: Investment securities increased to $15.1 billion, driven by purchases of multifamily mortgage-backed securities. Investment securities represented 18.5 percent of total assets compared to 19.1 percent at prior year end.
•Net Income: Net income was relatively flat year over year despite the increase in assets, decreasing $0.9 million to $98.4 million for the quarter ended March 31, 2026 compared to $99.3 million for the prior year quarter.
•Net interest income/margin: Net interest income was $132.5 million for the quarter ended March 31, 2026, $0.2 million lower than the prior year quarter. The decline in net interest income was driven by the impact of lower short-term interest rates on fair value hedges and variable rate instruments, almost entirely offset by higher average balances of interest-earning assets. Net interest margin decreased three basis points to 0.66 percent for the quarter, while net interest spread remained unchanged at 0.44 percent between quarterly periods. The margin decline reflects the increase in lower-spread assets during the quarter.
•Performance ratios: Return on average equity decreased to 9.1 percent for the current quarter compared to 9.9 percent for the prior year quarter. The decrease reflects lower net income and higher average balance of capital stock resulting from increased advance utilization.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2026	03/31/2025	03/31/2026	12/31/2025
Market Instrument	Three-month	Three-month	Ending	Ending
	Average	Average	Rate	Rate
SOFR[1]	3.66%	4.33%	3.68%	3.87%
Federal funds effective rate[1]	3.64	4.33	3.64	3.64
Federal Reserve interest rate on reserve balances[1]	3.65	4.40	3.65	3.65
3-month U.S. Treasury bill[1]	3.67	4.30	3.68	3.63
2-year U.S. Treasury note[1]	3.58	4.16	3.79	3.47
5-year U.S. Treasury note[1]	3.77	4.26	3.94	3.73
10-year U.S. Treasury note[1]	4.19	4.46	4.32	4.17
30-year residential mortgage note rate[1,2]	6.24	6.88	6.57	6.32

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed-rate mortgage contract rate.

At the April 2026 meeting, the Federal Open Market Committee (FOMC) of the Federal Reserve held steady the target range for the federal funds rate at the range of 3.50 percent to 3.75 percent, noting elevated inflation and uncertainty about the implications of the conflict in Iran on the economic outlook. Future adjustments to the target range for the Federal funds rate will depend on incoming data, the evolving outlook, and the balance of risks associated with adjustments to interest rates. Geopolitical tensions and market uncertainty have intensified during the first quarter of 2026, driving concerns over oil prices and supply, and contributing to heightened volatility across rates. Market access for the FHLBank System was not negatively affected by these events during the first quarter of 2026. In January 2026, the Trump administration directed Fannie Mae and Freddie Mac to purchase $200 billion of Agency MBS to help lower mortgage rates. These MBS purchases could affect our yields and spreads on mortgage loans and MBS.

For further discussion of FHLBank debt, see this Item 2 – “Financial Condition – Consolidated Obligations.”

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect our reported results and disclosures.

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2026.

Results of Operations
Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	03/31/2026 vs. 03/31/2025
	Dollar Change	Percentage Change
Total interest income	$(67,762)	(7.6)%
Total interest expense	(67,527)	(8.9)
Net interest income	(235)	(0.2)
Provision (reversal) for credit losses on mortgage loans	803	743.5
Net interest income after mortgage loan loss provision	(1,038)	(0.8)
Net gains (losses) on trading securities	(2,533)	(99.8)
Net gains (losses) on derivatives	3,197	127.0
Other non-interest income	312	8.9
Total other income (loss)	976	27.7
Operating expenses	2,045	10.5
Voluntary housing and community investment program contributions	(662)	(63.3)
Other non-interest expenses	(451)	(8.5)
Total other expenses	932	3.6
AHP assessments	(94)	(0.9)
NET INCOME	$(900)	(0.9)%

Net income decreased $0.9 million to $98.4 million for the quarter ended March 31, 2026 compared to $99.3 million for the quarter ended March 31, 2025 primarily attributed to a decrease in net interest income, as discussed in greater detail below.

Net Interest Income: Net interest income decreased $0.2 million, or 0.2 percent, to $132.5 million for the quarter ended March 31, 2026 compared to $132.7 million for the quarter ended March 31, 2025. Net interest income and net interest margin are impacted by balance sheet composition, market interest rates and trends, and net interest spread.

The decline in net interest income was driven by the impact of lower short-term interest rates on fair value hedges and adjustable rate instruments, almost entirely offset by a $4.1 billion increase in the average balances of interest-earning assets between quarterly periods. The average balance of advances increased $2.4 billion, primarily in adjustable rate advance products. The average balance of short- and long-term investments also increased, but yields and spreads generally declined due to lower short-term interest rates, hedging adjustments, and increased premium amortization, combined with tightening asset spreads on purchases. The average balance of mortgage loans increased between periods, and the average yield and spread improved due to purchases of loans at rates higher than the existing portfolio. Advantageous funding spreads from the fourth quarter of 2025 partially offset the impact of lower rates and tightened investment spreads.

Net interest margin decreased three basis points during the quarter, from 0.69 percent for the quarter ended March 31, 2025 to 0.66 percent for the quarter ended March 31, 2026 (see Table 6). Net interest spread, which represents the difference between the yield on interest-earning assets and the average cost of funding, was unchanged between periods at 0.44 percent despite changes in asset and debt composition and individual asset spreads. For further discussion of investments, advances and mortgage loans, see “Financial Condition” under this Item 2.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives, amortization/accretion of hedging activities. and the changes in fair values of hedged items and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. The impact of fair value hedges on net interest income for the quarter ended March 31, 2026 was $25.3 million lower than the prior year due to declines in short-term interest rates between periods. We expect additional declines in net interest income in the remaining quarters of 2026 due to hedging adjustments on maturing swapped Treasury securities. Tables 4 and 5 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 03/31/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$260	$5,505	$—	$370	$223	$6,358
Net amortization/accretion of hedging activities	579	—	80	—	102	761
Net interest received (paid)	14,126	16,118	—	1,049	(14,122)	17,171
Price alignment amount[1]	(333)	(665)	—	14	(11)	(995)
TOTAL	$14,632	$20,958	$80	$1,433	$(13,808)	$23,295

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 5

	Three Months Ended 03/31/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,237)	$9,526	$—	$(116)	$(74)	$8,099
Net amortization/accretion of hedging activities	898	—	179	—	98	1,175
Net interest received (paid)	41,069	33,502	—	642	(30,675)	44,538
Price alignment amount[1]	(2,153)	(2,933)	—	8	(93)	(5,171)
TOTAL	$38,577	$40,095	$179	$534	$(30,744)	$48,641

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Average Balances and Yields: Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 6

	Three Months Ended
	03/31/2026			03/31/2025
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,675,799	$24,212	3.67%	$2,754,451	$29,666	4.37%
Securities purchased under agreements to resell	3,630,567	33,395	3.73	2,973,033	32,437	4.42
Federal funds sold	4,628,722	42,126	3.69	4,702,000	50,994	4.40
Investment securities[1,2]	14,953,314	165,911	4.50	14,174,509	182,221	5.21
Advances[1,2]	46,594,106	461,550	4.02	44,182,977	508,088	4.66
Mortgage loans[3,4]	9,373,695	96,986	4.20	8,982,286	88,506	4.00
Other interest-earning assets	35,000	175	2.03	37,778	205	2.20
Total earning assets	81,891,203	824,355	4.08	77,807,034	892,117	4.65
Other non-interest-earning assets	251,071			236,465
Total assets	$82,142,274			$78,043,499

Interest-bearing liabilities:
Deposits	$1,164,279	$9,710	3.38%	$867,812	$8,805	4.11%
Consolidated obligations[1]:
Discount Notes	22,185,718	201,478	3.68	10,797,714	117,175	4.40
Bonds	53,656,231	480,183	3.63	61,458,385	633,018	4.18
Other borrowings	53,593	492	3.72	45,750	392	3.47
Total interest-bearing liabilities	77,059,821	691,863	3.64	73,169,661	759,390	4.21
Capital and other non-interest-bearing funds	5,082,453			4,873,838
Total funding	$82,142,274			$78,043,499

Net interest income and net interest spread[5]		$132,492	0.44%		$132,727	0.44%

Net interest margin[6]			0.66%			0.69%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $2.0 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.
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

Table 7

	Three Months Ended
	03/31/2026 vs. 03/31/2025
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(827)	$(4,627)	$(5,454)
Securities purchased under agreements to resell	6,515	(5,557)	958
Federal funds sold	(783)	(8,085)	(8,868)
Investment securities	9,619	(25,929)	(16,310)
Advances	26,641	(73,179)	(46,538)
Mortgage loans	3,947	4,533	8,480
Other assets	(15)	(15)	(30)
Total interest-earning assets	45,097	(112,859)	(67,762)
Interest Expense[3]:
Deposits	2,656	(1,751)	905
Consolidated obligations:
Discount notes	106,115	(21,812)	84,303
Bonds	(75,177)	(77,658)	(152,835)
Other borrowings	70	30	100
Total interest-bearing liabilities	33,664	(101,191)	(67,527)
Change in net interest income	$11,433	$(11,668)	$(235)

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

Net Gains (Losses) on Derivatives: Tables 8 and 9 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 8

	Three Months Ended 03/31/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$561	$107	$—	$(1,919)	$144	$964	$(143)
Mortgage delivery commitments	—	—	(1,142)	—	—	—	(1,142)
Economic hedges – net interest received (paid)	118	275	—	1,643	(72)	—	1,964
Price alignment amount[1]	(1)	—	—	1	1	(1)	—
Net gains (losses) on derivatives	678	382	(1,142)	(275)	73	963	679
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(2)	—	—	—		(2)
TOTAL	$678	$380	$(1,142)	$(275)	$73	$963	$677

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 9

	Three Months Ended 03/31/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(1,661)	$(2,684)	$—	$(1,417)	$571	$(1,690)	$(6,881)
Mortgage delivery commitments	—	—	748	—	—	—	748
Economic hedges – net interest received (paid)	576	2,353	—	964	(208)	(8)	3,677
Price alignment amount	(29)	(2)	—	1	(33)	1	(62)
Net gains (losses) on derivatives	(1,114)	(333)	748	(452)	330	(1,697)	(2,518)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	2,507	—	—	—		2,507
TOTAL	$(1,114)	$2,174	$748	$(452)	$330	$(1,697)	$(11)

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $0.9 million for the three months ended March 31, 2026 compared to the prior year quarter. The increase is due primarily to increases in compensation and benefits, partially offset by timing-related declines in voluntary housing contributions. For 2026, FHLBank has voluntarily committed an additional $25.5 million, or five percent of its 2025 net income before assessments and voluntary contributions, to support housing and community development programs.

Financial Condition
Overall: Table 10 presents the percentage concentration of the major components of our Statements of Condition:

Table 10

	Component Concentration
	03/31/2026	12/31/2025
Assets:
Cash and due from banks	—%	—%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	10.7	11.6
Investment securities	18.5	19.1
Advances	58.2	56.3
Mortgage loans, net	11.6	12.1
Other assets	1.0	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.8%	1.3%
Consolidated obligation discount notes, net	24.7	27.5
Consolidated obligation bonds, net	67.5	65.2
Other liabilities	0.6	0.6
Total liabilities	94.6	94.6

Capital:
Capital stock outstanding	3.3	3.2
Retained earnings	2.2	2.3
Accumulated other comprehensive income (loss)	(0.1)	(0.2)
Total capital	5.4	5.4
Total liabilities and capital	100.0%	100.0%

Table 11 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 11

	Increase (Decrease) in Components
	03/31/2026 vs. 12/31/2025
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$2,818	13.0%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(173,430)	(1.9)
Investment securities	221,510	1.5
Advances	3,646,560	8.4
Mortgage loans, net	72,469	0.8
Other assets	(20,723)	(2.9)
Total assets	$3,749,204	4.8%

Liabilities:
Deposits	$501,225	55.1%
Consolidated obligation discount notes, net	(1,227,125)	(5.8)
Consolidated obligation bonds, net	4,263,452	8.4
Other liabilities	(28,527)	(5.2)
Total liabilities	3,509,025	4.8

Capital:
Capital stock outstanding	203,224	8.1
Retained earnings	42,723	2.4
Accumulated other comprehensive income (loss)	(5,768)	6.7
Total capital	240,179	5.7
Total liabilities and capital	$3,749,204	4.8%

Total assets increased $3.8 billion between periods, from $77.5 billion at December 31, 2025 to $81.3 billion at March 31, 2026. The increase was driven by a $3.6 billion increase in advances, with smaller increases in long-term investment securities and mortgage loans. Asset composition remained relatively consistent between years, with advances continuing to comprise the largest asset on the balance sheet, increasing from 56.3 percent of total assets at December 31, 2025 to 58.2 percent at March 31, 2026.

Total liabilities increased $3.5 billion over the same period, consistent with the growth in assets, but the composition of debt shifted. Consolidated obligation bonds and discount notes represented 70.3 percent and 29.7 percent of total consolidated obligations, respectively, at December 31, 2025 compared to 73.2 percent and 26.8 percent at March 31, 2026. This shift reflects an increase in variable-rate and swapped fixed-rate callable bonds.

Total capital increased $240.2 million, or 5.7 percent, from December 31, 2025 to March 31, 2026 due to an increase in capital stock resulting from increased advance utilization and growth in retained earnings in excess of dividends paid, partially offset by fair value fluctuations on available-for-sale securities (see Table 16).

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2026 and December 31, 2025. Advance par value increased by $3.7 billion, or 8.5 percent, from $43.7 billion at December 31, 2025 to $47.4 billion at March 31, 2026 (see Table 12). Advance demand has remained strong among FHLBank membership, especially among large depository institutions and insurance companies, which comprised the majority of the growth in the first quarter of 2026. Increasing deposit balances and/or declining loan demand at depository members could soften advance demand in future periods. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis; overnight line of credit, adjustable-rate advances, and short-term fixed-rate advances were 64.8 percent of the portfolio at March 31, 2026 compared to 61.2 percent as of December 31, 2025. This increase is attributed primarily to growth of $4.2 billion, or 29.5 percent, in regular adjustable-rate advances and $3.2 billion in overnight line of credit, partially offset by a decrease of $3.5 billion, or 85.2 percent, in short-term fixed-rate advances. SOFR spreads tightened during the first quarter, which made overnight line of credit advance pricing more competitive relative to other wholesale funding sources.

We elect to swap a significant portion of fixed-rate advances with longer maturities to short-term indices to synthetically create adjustable-rate advances to manage interest rate risk. When coupled with the volume of our short-term fixed-rate and adjustable-rate advances, advances that effectively reprice at least every three months represented 97.8 percent of our total advance portfolio as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, 56.0 percent and 59.3 percent, respectively, of our members carried outstanding advance balances. This shift in member activity began in 2025 with losses of members to mergers and acquisitions resulting in fewer total members borrowing, combined with an increase in large member borrowing. This is typically a countercyclical occurrence seen in periods of economic uncertainty, tightening liquidity, and/or an upward sloping yield curve. We have also lost members with outstanding credit obligations to out-of-district merger and acquisition activity. Members have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Table 12 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified between periods (e.g., from fixed-rate callable advance to regular fixed-rate advance) due to the occurrence of a triggering event such as the passing of a call date.

Table 12

	03/31/2026		12/31/2025
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$10,391,559	21.9%	$7,190,659	16.5%
Adjustable-rate:
Standard advance products:
Regular adjustable-rate advances	18,633,400	39.3	14,391,900	33.0
Adjustable-rate callable advances	1,095,350	2.3	974,350	2.2
Standard housing and community development advances:
Adjustable-rate callable advances	15,535	—	18,535	—
Total adjustable-rate term advances	19,744,285	41.6	15,384,785	35.2
Fixed-rate:
Standard advance products:
Short-term fixed-rate advances[2]	612,061	1.3	4,130,111	9.5
Regular fixed-rate advances	12,225,182	25.8	12,514,440	28.7
Fixed-rate callable advances	43,102	0.1	52,572	0.1
Fixed-rate putable advances	3,391,600	7.2	3,362,100	7.7
Fixed-rate convertible advances	—	—	—	—
Standard housing and community development advances:
Regular fixed-rate advances	185,097	0.4	184,270	0.4
Fixed-rate callable advances	458	—	458	—
Total fixed-rate term advances	16,457,500	34.8	20,243,951	46.4
Amortizing:
Standard advance products:
Fixed-rate amortizing advances	605,115	1.3	663,998	1.5
Fixed-rate callable amortizing advances	16,180	0.1	16,080	—
Standard housing and community development advances:
Fixed-rate amortizing advances	153,462	0.3	159,289	0.4
Fixed-rate callable amortizing advances	13,622	—	12,249	—
Total amortizing advances	788,379	1.7	851,616	1.9
TOTAL PAR VALUE	$47,381,723	100.0%	$43,671,011	100.0%

1    Represents fixed-rate line of credit advances with daily maturities.
2    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Table 13 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank.

Table 13

Borrower Name	03/31/2026		12/31/2025
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$13,085,000	27.6%	$12,620,000	28.9%
BOKF, NA	5,700,000	12.0	2,700,000	6.2
Pacific Life Insurance Co.	3,439,976	7.3	2,289,976	5.2
United of Omaha Life Ins. Co.	3,382,200	7.1	3,204,117	7.3
Security Life of Denver Ins.	1,840,000	3.9	1,840,000	4.2
TOTAL	$27,447,176	57.9%	$22,654,093	51.8%

Interest income from our five largest borrowers represented 56.8 percent and 54.1 percent advance interest income for the three months ended March 31, 2026 and 2025, respectively.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us fixed-rate conventional and government residential mortgage loans.

The mortgage loan portfolio was relatively unchanged at $9.4 billion at both December 31, 2025 and March 31, 2026. As mortgage interest rates decline, we generally expect increases in prepayments and new originations of mortgage loans. When rates increase, repayments and originations typically decline. Acquisition activity has slightly outpaced prepayments since the end of the year, despite prepayment speed acceleration, due to origination activity at larger average loan amounts and refinance activity. Net mortgage loans as a percentage of total assets decreased from 12.1 percent as of December 31, 2025 to 11.6 percent as of March 31, 2026 due to an increase in advance balances. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2026 was $0.4 billion.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Long-term investment securities increased $0.2 billion from December 31, 2025 to March 31, 2026 due to an increase in multifamily agency commercial MBS. The liquidity portfolio decreased $0.2 billion from December 31, 2025 to March 31, 2026 relative to elevated liquidity balances in the prior year. All investments are rated single A or higher by nationally recognized statistical rating organizations (NRSRO).

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

Table 14 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). This exposure is generally to U.S. branches and agency offices of foreign commercial banks on an overnight basis. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 14

	03/31/2026	12/31/2025
Interest-bearing deposits	$2,286,090	$1,910,110
Federal funds sold	2,850,000	2,850,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,136,090	$4,760,110

1    Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political, and market conditions may also be considered when deciding on unsecured exposure. As a result, we may further limit existing exposures.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. We may extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2026, all unsecured investments were rated as investment grade based on NRSROs.

Major Security Types – See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of March 31, 2026 are summarized by security type in Table 15 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2025. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees. At March 31, 2026 and December 31, 2025, 27.5 percent and 29.3 percent of our investment securities were variable-rate investment securities and were primarily indexed to SOFR.

Table 15

	03/31/2026					12/31/2025
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE MBS	$—	$72,910	$4,042	$2,982	$79,934	$80,741
Total trading securities	—	72,910	4,042	2,982	79,934	80,741
Available-for-sale securities:
U.S. Treasury obligations	1,336,888	1,815,031	—	—	3,151,919	3,149,986
U.S. obligation MBS	—	—	—	56,733	56,733	60,428
GSE MBS	177,379	2,879,451	5,756,247	2,698,832	11,511,909	11,302,381
State or local housing agency obligations	—	—	57,143	22,743	79,886	57,956
Total available-for-sale securities	1,514,267	4,694,482	5,813,390	2,778,308	14,800,447	14,570,751
Held-to-maturity securities:
State or local housing agency obligations	—	25,615	—	—	25,615	25,615
GSE MBS	—	17,151	6,339	126,322	149,812	157,191
Total held-to-maturity securities	—	42,766	6,339	126,322	175,427	182,806

Total securities	1,514,267	4,810,158	5,823,771	2,907,612	15,055,808	14,834,298

Interest-bearing deposits	2,286,707	—	—	—	2,286,707	1,910,137

Federal funds sold	2,850,000	—	—	—	2,850,000	2,850,000

Securities purchased under agreements to resell	3,600,000	—	—	—	3,600,000	4,150,000
TOTAL INVESTMENTS	$10,250,974	$4,810,158	$5,823,771	$2,907,612	$23,792,515	$23,744,435

Weighted average yields[1]:
Available-for-sale securities	2.42%	3.36%	4.42%	4.66%
Held-to-maturity securities	—%	2.87%	2.30%	1.68%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Consolidated Obligations: Consolidated obligation bonds and discount notes represent the primary source of liabilities we use to fund advances, mortgage loans and investments. Capital markets have traditionally treated FHLBank obligations as U.S. government agency debt, and as a result - even though the U.S. government does not explicitly guarantee FHLBank debt - we generally have stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for consolidated obligations issued on our behalf, and we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations. As noted under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” we use debt with a variety of maturities and option characteristics to manage our interest rate risk profile and maintain sufficient levels of liquidity. We make use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

Total consolidated obligations increased $3.0 billion, or 4.2 percent, from December 31, 2025 to March 31, 2026 corresponding with the increase in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 70.3 percent and 29.7 percent, respectively, at December 31, 2025 compared to 73.2 percent and 26.8 percent at March 31, 2026, respectively, mostly due to an increase in discount notes and a decrease in short-term variable rate bonds, partially offset by a slight increase in swapped fixed-rate callable bonds. Callable bonds outstanding increased from $15.6 billion at December 31, 2025 to $16.5 billion at March 31, 2026. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we typically call the hedged bond. Callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or Overnight Index Swap (OIS). For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

Derivatives: The notional amount of total derivatives outstanding increased by $0.6 billion, from $55.7 billion at December 31, 2025 to $56.3 billion at March 31, 2026, primarily due to increases in interest rate swaps hedging callable consolidated obligation bonds. This change correspond with the change in balance sheet composition as previously discussed. For additional information regarding the types of derivative instruments and risks hedged, see Table 20 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.

Liquidity and Capital Resources
Our structure as a member-owned cooperative allows our assets, liabilities, and capital to expand and contract in response to changes in member credit demand, membership composition, and market conditions. As a result, the assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business based on the amount and timing of cash flows as a result of these factors. Our primary source of liquidity is our access to the capital markets through issuance of consolidated obligations, which is described in Part I, Item 1 – “Business – Debt Financing – Consolidated Obligations” of the 2025 Annual Report on Form 10-K. Our capital resources are governed by our Capital Plan, certain portions of which are described below.

Sources and Uses of Liquidity – We manage our liquidity position to serve as a reliable and cost-effective funding source for our members, with consideration for market conditions, member demand, and the maturity profile of our assets and liabilities. We are required to comply with minimum liquidity requirements established by FHFA regulations and guidance, as well as policies established by management and our board of directors. Our primary sources of liquidity are proceeds from the issuance of consolidated obligations, our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, other secured and unsecured borrowings, interest income, and sales of unencumbered assets. During the three months ended March 31, 2026, we maintained continuous access to funding and used these sources to fund advances, purchase mortgage loans and investments, repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock.

During the three months ended March 31, 2026, proceeds from the issuance of bonds and discount notes (net of premiums and discounts) were $18.9 billion and $200.9 billion, respectively, compared to $24.5 billion and $119.2 billion for the three months ended March 31, 2025. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of issuing discount notes. The cumulative amount of discount notes issued exceeded the amount in the prior year due to favorable pricing of discount notes compared to short-term floating debt between periods. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Our liquidity portfolio consists of cash, certificates of deposit, short-term liquidity investments, and long-term investments with remaining maturities of one year or less. Short-term liquidity investments include Federal funds sold, interest-bearing demand deposits, and reverse repurchase agreements. The maturities of our short-term liquidity investments are structured to provide periodic cash flows to support our ongoing liquidity needs. Our liquidity portfolio decreased between periods, from $10.6 billion as of December 31, 2025 to $10.3 billion as of March 31, 2026.

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

During the three months ended March 31, 2026, advance disbursements totaled $64.9 billion compared to $62.8 billion for the prior year periods. Investment purchases (excluding overnight investments) totaled $0.8 billion in the three months ended March 31, 2026 compared to $0.7 billion for the same period in 2025. Payments on maturing and retired consolidated obligation bonds and discount notes were $14.6 billion and $202.1 billion, respectively, for the three months ended March 31, 2026 compared to $16.8 billion and $128.1 billion for the prior year period, reflecting the opportunistic discount note pricing previously discussed.

Regulatory Liquidity Requirements – We are required to maintain liquidity in accordance with certain FHFA guidance. Under these policies and guidelines,we are required to maintain contingency liquidity in an amount at least equal to anticipated net cash outflows under certain scenarios. One scenario assumes that we cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, we are required to perform and report to the FHFA the results of an annual liquidity stress test.

The FHFA also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. The current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the three months ended March 31, 2026, we operated within those limits.

During the three months ended March 31, 2026, we were in compliance with all regulatory liquidity requirements.

Capital: Total capital increased $240.2 million, or 5.7 percent, from December 31, 2025 to March 31, 2026 primarily due to an increase in capital stock related to advance utilization and retained earnings in excess of dividends paid (see Table 16).

Table 16 provides a summary of member capital requirements under our current capital plan as of March 31, 2026 and December 31, 2025 (in thousands):

Table 16

Requirement	03/31/2026	12/31/2025
Asset-based (Class A Common Stock only)	$187,925	$188,598
Activity-based (additional Class B Common Stock)[1]	2,301,406	2,128,046
Total Required Stock[2]	2,489,331	2,316,644
Excess Stock (Class A and B Common Stock)	229,986	199,554
Total Regulatory Capital Stock[2]	$2,719,317	$2,516,198

Activity-based Requirements:
Advances[3]	$2,129,565	$1,962,101
Letters of credit	17,933	18,050
AMA assets (mortgage loans)[4]	279,698	277,664
Total Activity-based Requirement	2,427,196	2,257,815
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	62,135	58,829
Total Required Stock[2]	$2,489,331	$2,316,644

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2025 for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 9 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of March 31, 2026 and December 31, 2025.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $55.7 million for the three months ended March 31, 2026 compared to $55.5 million for the same period in the prior year. The weighted average dividend rate was 8.57 percent for the three months ended March 31, 2026, which represented a dividend payout ratio of 56.6 percent over the period. The weighted average dividend rate was 8.81 percent for the three months ended March 31, 2025, which represented a dividend payout ratio of 55.9 percent. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in March 2026 were based on income earned during the three months ended February 28, 2026. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2025 for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold (DPT) rate before paying a higher rate to holders of Class B Common Stock. The DPT is a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (i.e., the DPT is floored at zero). Table 17 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods indicated:

Table 17

Applicable Rate per Annum	03/31/2026	12/31/2025	09/30/2025	06/30/2025	03/31/2025
Class A Common Stock	3.75%	4.00%	4.25%	4.25%	4.50%
Class B Common Stock	9.25	9.25	9.25	9.25	9.50
Weighted Average[1]	8.57	8.55	8.65	8.59	8.81
Dividend Parity Threshold:
Average effective overnight Federal funds rate	3.64%	3.90%	4.30%	4.33%	4.33%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	1.64%	1.90%	2.30%	2.33%	2.33%

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

FHLBank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus such as deregulation by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of FHLBank’s business operations, and could affect the financial condition, results of operations, and reputation of FHLBank. For example, the FHFA repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the administration’s deregulatory priorities.

On March 13, 2026, the federal executive administration issued two executive orders that address mortgage credit availability and housing affordability and are pertinent to the FHLBanks.

One executive order directs the FHFA and other federal financial regulators to consider measures to expand access to mortgage credit, including potential adjustments to capital requirements for mortgage-related exposures; modernization of collateral valuation and transfer systems between the Federal Reserve Banks and the FHLBanks; expansion of access to longer-dated FHLBank advances tied to residential mortgage assets; development of targeted FHLBank liquidity programs for entry-level housing, owner-occupied purchase loans, and small residential builders; acceleration of collateral boarding and valuation processes through standardized data and digital documentation; and refocusing the FHLBanks’ Affordable Housing Programs to support faster execution and greater financial leverage for small-scale and owner-occupied housing projects. This executive order also directs the FHFA and the Federal Reserve Board to consider authorizing the FHLBanks’ intermediate access to the Federal Reserve’s discount window for the FHLBanks’ depository institution members under standardized collateral, operational, and risk-management protocols. In addition, the executive order directs the FHFA and other federal agencies to consider standardizing the acceptance of e-notes and promoting digital mortgage standards. In addition, the FHFA, in consultation with other relevant federal agencies, is required to submit a report evaluating the efficiency of national housing finance markets and identifying potential regulatory or legislative recommendations to address any regulatory or oversight gaps. The second executive order directs the FHFA and other federal agencies to consider reducing regulatory barriers to affordable housing construction, including eliminating or reforming rules or programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes.

While these executive orders could potentially affect our liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to us and the other FHLBanks. The nature, timing, and scope of any resulting changes remain uncertain and subject to further FHFA action, such as rulemaking or guidance. We continue to monitor developments related to these executive orders and assess their potential effect on FHLBank and its members.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate effects on FHLBank and the FHLBank System. For further discussion of related risks, see Part I, Item 1A. – “Risk Factors”.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Duration of Equity: Table 18 presents our duration of equity (DOE) in the base and the up and down 200 basis point interest rate shock scenarios:

Table 18

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2026	1.5	1.8	0.6
12/31/2025	1.5	1.6	0.5
09/30/2025	1.4	1.6	0.4
06/30/2025	1.5	1.4	0.5
03/31/2025	1.8	1.7	0.6

The primary factors contributing to the net changes in duration from December 31, 2025 to March 31, 2026 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable-rate CMOs and their effective cap levels; (2) the relative percent of total assets represented by the fixed-rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period. The increase in interest rates and the relative level of shorter-term interest rates during the period impacted the implied forward rates and the valuation of the variable-rate CMO investments with lower effective interest rate caps. To reduce the impact of the general duration changes from the variable-rate CMO investments with lower effective interest rate caps, stand-alone interest caps were purchased during 2024, leading to the less asset sensitive DOE level in the +200 interest rate shock scenario.

In addition, the relative changes in interest rates and mortgage rates during the period caused the mortgage loan portfolio contribution to duration to change less than the associated liabilities, contributing to the increase in the asset sensitive DOE profile for all interest rate shock scenarios. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio generating a relatively stable sensitivity profile in all interest rate shock scenarios.

The change in interest rates during the period generally lengthens the duration profile for both the fixed-rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The increase in advances during the period generated a marginally greater contribution and an overall modest net duration profile change from the mortgage loan and unswapped callable bond portfolios. This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. Even with the increase in our mortgage loan portfolio balance, the net impact was a slight decrease as a percentage of total assets during this period, so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed-rate mortgage loan portfolio.

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

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.2 months and 1.1 months as of March 31, 2026 and December 31, 2025, respectively.

Market Value of Equity: Table 19 presents market value of equity (MVE) as a percent of total regulatory capital stock (TRCS). As of March 31, 2026, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed-rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of March 31, 2026 (see Table 16) contributed to the MVE levels as of March 31, 2026. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 19

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2026	158	163	167
12/31/2025	162	166	170
09/30/2025	155	159	162
06/30/2025	151	155	158
03/31/2025	153	158	161

Detail of Derivative Instruments by Type of Instrument by Type of Risk
Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Table 20 presents the notional amount for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 20

		03/31/2026		12/31/2025
		Notional
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances
Pay fixed, receive variable interest rate swap (without options)	Convert the advance’s fixed rate to a variable-rate index	$12,071,885	$130,532	$12,426,350	$206,658
Pay fixed, receive variable interest rate swap (with options)	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	3,391,600	—	3,362,100	—
Firm commitment to issue an advance	Protect against fair value risk	5,097	—	5,665	—
Total Advances		15,468,582	130,532	15,794,115	206,658
Investments
Pay fixed, receive variable interest rate swap (Non-MBS without options)	Convert the investment’s fixed rate to a variable-rate index	3,100,000	—	3,100,000	—
Pay fixed, receive variable interest rate swap (MBS without options)	Convert the investment’s fixed rate to a variable-rate index	7,505,937	73,896	7,145,731	74,346
Total Investments		10,605,937	73,896	10,245,731	74,346
Mortgage Loans Held for Portfolio
Mortgage Delivery Commitments	Exposure to fair value risk associated with fixed-rate mortgage purchase commitments	—	107,754	—	54,782
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap (without options)	Convert the discount note's fixed rate to a variable rate	13,372,733	3,177,091	5,412,035	12,228,449
Firm commitment to issue a consolidated obligation discount note	Protect against fair value risk	739,433	—	245,655	—
Total Consolidated Obligation Discount Notes		14,112,166	3,177,091	5,657,690	12,228,449
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Convert the bond’s fixed rate to a variable-rate index	1,671,000	500,000	1,787,000	—
Receive fixed, pay variable interest rate swap (with options)	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	9,279,155	—	7,805,000	750,000
Firm commitment to issue a consolidated obligation bond	Protect against fair value risk	70,000	—	10,000	—
Total Consolidated Obligation Bonds		11,020,155	500,000	9,602,000	750,000
Balance Sheet
Duration of equity/ Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	—	1,085,000	—	1,085,000
TOTAL NOTIONAL BY DESIGNATION		51,206,840	5,074,273	41,299,536	14,399,235

TOTAL NOTIONAL		$56,281,113		$55,698,771

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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 12, 2026, and such risk factors are incorporated by reference herein.

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

Federal Home Loan Bank of Topeka

May 7, 2026	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

May 7, 2026	By: /s/ Philip D. Bacchus
Date	Philip D. Bacchus
Senior Vice President and Chief Financial Officer