Form 10-Q
period 2026-06-30
Federal Home Loan Bank of Topeka
filed 2026-08-06
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
July 31, 2026
Class A Stock, par value $100 per share	2,886,368
Class B Stock, par value $100 per share	24,685,055

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2026	12/31/2025
ASSETS
Cash and due from banks	$25,892	$21,729
Interest-bearing deposits	2,457,960	1,910,137
Securities purchased under agreements to resell (Note 8)	3,625,000	4,150,000
Federal funds sold	3,925,000	2,850,000

Investment securities:
Trading securities (Note 3)	79,101	80,741
Available-for-sale securities, amortized cost of $15,033,147 and $14,657,195 (Note 3)	14,981,553	14,570,751
Held-to-maturity securities, fair value of $168,544 and $182,504 (Note 3)	168,540	182,806
Total investment securities	15,229,194	14,834,298

Advances (Note 4)	46,952,435	43,667,540
Mortgage loans held for portfolio, net of allowance for credit losses of $3,871 and $3,566 (Note 5)	9,584,120	9,351,305
Accrued interest receivable	270,107	245,759
Derivative assets, net (Notes 6, 8)	403,407	392,242
Other assets	80,928	82,019

TOTAL ASSETS	$82,554,043	$77,505,029

LIABILITIES
Deposits	$1,169,420	$909,553

Consolidated obligations, net:
Discount notes (Note 7)	19,029,742	21,309,301
Bonds (Note 7)	57,255,845	50,547,734
Total consolidated obligations, net	76,285,587	71,857,035

Mandatorily redeemable capital stock	74,554	5,836
Accrued interest payable	355,320	301,720
Affordable Housing Program payable	113,791	113,098
Derivative liabilities, net (Notes 6, 8)	3,533	592
Other liabilities	62,370	129,557

TOTAL LIABILITIES	78,064,575	73,317,391

Commitments and contingencies (Note 12)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2026	12/31/2025
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,901 and 2,597 shares issued and outstanding) (Note 9)	$290,125	$259,684
Class B ($100 par value; 24,280 and 22,507 shares issued and outstanding) (Note 9)	2,428,028	2,250,678
Total capital stock	2,718,153	2,510,362

Retained earnings:
Unrestricted	1,212,808	1,188,693
Restricted	610,033	574,931
Total retained earnings	1,822,841	1,763,624

Accumulated other comprehensive income (loss) (Note 10)	(51,526)	(86,348)

TOTAL CAPITAL	4,489,468	4,187,638

TOTAL LIABILITIES AND CAPITAL	$82,554,043	$77,505,029

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2026	06/30/2025	06/30/2026	06/30/2025
INTEREST INCOME:
Advances	$499,608	$548,614	$961,158	$1,056,702
Interest-bearing deposits	25,824	30,451	50,036	60,117
Securities purchased under agreements to resell	31,850	34,985	65,245	67,422
Federal funds sold	41,713	49,410	83,839	100,404
Trading securities	615	2,045	1,233	5,180
Available-for-sale securities	145,586	180,970	308,885	357,339
Held-to-maturity securities	1,885	2,595	3,879	5,312
Mortgage loans held for portfolio	99,489	91,191	196,475	179,697
Other	175	175	350	380
Total interest income	846,745	940,436	1,671,100	1,832,553

INTEREST EXPENSE:
Deposits	9,760	9,093	19,470	17,898
Consolidated obligations:
Discount notes	208,134	114,114	409,612	231,289
Bonds	509,429	677,333	989,612	1,310,351
Mandatorily redeemable capital stock	250	65	363	129
Other	318	315	697	643
Total interest expense	727,891	800,920	1,419,754	1,560,310

NET INTEREST INCOME	118,854	139,516	251,346	272,243
Provision (reversal) for credit losses on mortgage loans	823	752	1,734	860
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	118,031	138,764	249,612	271,383

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(2)	1,828	4	4,367
Net gains (losses) on derivatives	1,133	(2,506)	1,812	(5,024)
Standby bond purchase agreement commitment fees	896	778	1,713	1,527
Letters of credit fees	2,256	2,078	4,489	4,213
Other	578	638	1,339	1,253
Total other income (loss)	4,861	2,816	9,357	6,336

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2026	06/30/2025	06/30/2026	06/30/2025
OTHER EXPENSES:
Compensation and benefits	$13,883	$13,468	$27,860	$25,714
Other operating	7,752	6,773	15,297	14,004
Voluntary housing and community investment program contributions	10,509	10,965	10,892	12,010
Federal Housing Finance Agency	1,345	1,804	2,689	3,608
Office of Finance	1,550	1,160	2,884	2,440
Mortgage loans transaction service fees	1,840	1,787	3,653	3,545
Other	299	263	643	707
Total other expenses	37,178	36,220	63,918	62,028

INCOME BEFORE ASSESSMENTS	85,714	105,360	195,051	215,691

Affordable Housing Program	8,596	10,543	19,541	21,582

NET INCOME	$77,118	$94,817	$175,510	$194,109

FEDERAL HOME LOAN BANK OF TOPEKA - Unaudited
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2026	06/30/2025	06/30/2026	06/30/2025
Net income	$77,118	$94,817	$175,510	$194,109

Other comprehensive income (loss):
Net change in fair value of available-for-sale securities	40,590	(56,618)	34,851	(41,143)
Defined benefit pension plan	—	(62)	(29)	(46)
Total other comprehensive income (loss)	40,590	(56,680)	34,822	(41,189)

TOTAL COMPREHENSIVE INCOME (LOSS)	$117,708	$38,137	$210,332	$152,920

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2025	3,592	$359,198	21,662	$2,166,277	25,254	$2,525,475	$1,133,008	$518,886	$1,651,894	$(124,471)	$4,052,898
Comprehensive income							75,854	18,963	94,817	(56,680)	38,137
Proceeds from issuance of capital stock	4	405	8,398	839,812	8,402	840,217					840,217
Repurchase/redemption of capital stock	(5,094)	(509,391)	(483)	(48,287)	(5,577)	(557,678)					(557,678)
Net reclassification of shares to mandatorily redeemable capital stock	(2,542)	(254,218)	(240)	(24,059)	(2,782)	(278,277)					(278,277)
Net transfer of shares between Class A and Class B	6,493	649,310	(6,493)	(649,310)	—	—					—
Dividends on capital stock (Class A - 4.3%, Class B - 9.2%):
Cash payment							(68)		(68)		(68)
Stock issued			573	57,327	573	57,327	(57,327)		(57,327)		—
Balance at June 30, 2025	2,453	$245,304	23,417	$2,341,760	$25,870	$2,587,064	$1,151,467	$537,849	$1,689,316	$(181,151)	$4,095,229

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2026	2,609	$260,919	24,527	$2,452,667	27,136	$2,713,586	$1,211,738	$594,609	$1,806,347	$(92,116)	$4,427,817
Comprehensive income							61,694	15,424	77,118	40,590	117,708
Proceeds from issuance of capital stock	3	248	7,567	756,702	7,570	756,950					756,950
Repurchase/redemption of capital stock	(4,025)	(402,418)	(1,067)	(106,774)	(5,092)	(509,192)					(509,192)
Net reclassification of shares to mandatorily redeemable capital stock	(2,321)	(232,151)	(718)	(71,599)	(3,039)	(303,750)					(303,750)
Net transfer of shares between Class A and Class B	6,635	663,527	(6,635)	(663,527)	—	—					—
Dividends on capital stock (Class A - 3.7%, Class B - 9.3%):
Cash payment							(65)		(65)		(65)
Stock issued			606	60,559	606	60,559	(60,559)		(60,559)		—
Balance at June 30, 2026	2,901	$290,125	24,280	$2,428,028	27,181	$2,718,153	$1,212,808	$610,033	$1,822,841	$(51,526)	$4,489,468

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2024	4,649	$464,904	21,667	$2,166,701	26,316	$2,631,605	$1,109,059	$499,027	$1,608,086	$(139,962)	$4,099,729
Comprehensive income							155,287	38,822	194,109	(41,189)	152,920
Proceeds from issuance of capital stock	6	576	14,281	1,428,144	14,287	1,428,720					1,428,720
Repurchase/redemption of capital stock	(11,432)	(1,143,178)	(1,031)	(103,080)	(12,463)	(1,246,258)					(1,246,258)
Net reclassification of shares to mandatorily redeemable capital stock	(3,043)	(304,325)	(354)	(35,417)	(3,397)	(339,742)					(339,742)
Net transfer of shares between Class A and Class B	12,273	1,227,327	(12,273)	(1,227,327)	—	—					—
Dividends on capital stock (Class A - 4.4%, Class B - 9.4%):
Cash payment							(140)		(140)		(140)
Stock issued			1,127	112,739	1,127	112,739	(112,739)		(112,739)		—
Balance at June 30, 2025	2,453	$245,304	23,417	$2,341,760	25,870	$2,587,064	$1,151,467	$537,849	$1,689,316	$(181,151)	$4,095,229

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2025	2,597	$259,684	22,507	$2,250,678	25,104	$2,510,362	$1,188,693	$574,931	$1,763,624	$(86,348)	$4,187,638
Comprehensive income							140,408	35,102	175,510	34,822	210,332
Proceeds from issuance of capital stock	8	771	16,624	1,662,422	16,632	1,663,193					1,663,193
Repurchase/redemption of capital stock	(9,678)	(967,752)	(2,422)	(242,244)	(12,100)	(1,209,996)					(1,209,996)
Net reclassification of shares to mandatorily redeemable capital stock	(2,748)	(274,810)	(869)	(86,758)	(3,617)	(361,568)					(361,568)
Net transfer of shares between Class A and Class B	12,722	1,272,232	(12,722)	(1,272,232)	—	—					—
Dividends on capital stock (Class A - 3.7%, Class B - 9.3%):
Cash payment							(131)		(131)		(131)
Stock issued			1,162	116,162	1,162	116,162	(116,162)		(116,162)		—
Balance at June 30, 2026	2,901	$290,125	24,280	$2,428,028	27,181	$2,718,153	$1,212,808	$610,033	$1,822,841	$(51,526)	$4,489,468

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2026	06/30/2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,510	$194,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(179)	(109,167)
Net change in derivatives and hedging activities	227,678	(382,619)
Net (gains) losses on trading securities	(4)	(4,367)
Other adjustments, net	1,923	6,388
Net change in:
Accrued interest receivable	(23,921)	(13,517)
Net accrued interest included in derivative assets	11,605	(30,339)
Other assets	373	1,401
Accrued interest payable	53,295	89,797
Net accrued interest included in derivative liabilities	(27,305)	(25,183)
Increase (decrease) in Affordable Housing Program liability	693	10,292
Other liabilities	(12,521)	(10,223)
Total adjustments	231,637	(467,537)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	407,147	(273,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(538,693)	(83,640)
Net (increase) decrease in securities purchased under resale agreements	525,000	750,000
Net (increase) decrease in Federal funds sold	(1,075,000)	(331,000)
Trading securities:
Proceeds from maturities and principal repayments	1,644	290,809
Available-for-sale securities:
Proceeds from maturities and principal repayments	1,329,071	623,374
Purchases	(1,864,768)	(1,458,825)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	14,253	15,925
Advances:
Advances repaid	121,555,230	126,303,957
Advances originated	(124,976,988)	(129,499,901)
Mortgage loans held for portfolio:
Principal collected	635,849	453,489
Purchases	(880,140)	(691,771)
Net proceeds from sale of foreclosed assets	643	64
Purchases of premises, software and equipment	(836)	(1,637)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,274,735)	(3,629,156)

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2026	06/30/2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$270,710	$67,069
Net proceeds from issuance of consolidated obligations:
Discount notes	336,299,371	285,952,019
Bonds	37,627,100	45,532,228
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(338,589,342)	(290,748,777)
Bonds	(30,899,900)	(36,753,150)
Net interest payments received (paid) for financing derivatives	3,958	7,388
Proceeds from issuance of capital stock	1,663,193	1,428,720
Payments for repurchase/redemption of capital stock	(1,209,996)	(1,246,258)
Payments for repurchase of mandatorily redeemable capital stock	(293,212)	(337,012)
Cash dividends paid	(131)	(140)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,871,751	3,902,087
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,163	(497)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,729	25,575
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,892	$25,078

Supplemental disclosures:
Interest paid	$1,370,473	$1,001,611

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2026

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
		The guidance is effective for interim and annual periods beginning after December 15, 2027, which is January 1, 2028 for FHLBank. Early adoption is permitted.	The adoption of this guidance is not expected to have a material impact on FHLBank’s financial condition, results of operations, or cash flows.
Disaggregation of Income Statement Expenses (ASU 2024-03)	This update amends guidance to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on an interim and annual basis.	The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027.	The adoption of this guidance may result in additional disclosures but will not impact FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities, which include mortgage-backed securities (MBS).

Trading Securities: Trading securities by major security type as of June 30, 2026 and December 31, 2025 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2026	12/31/2025
Mortgage-backed securities:
GSE MBS	$79,101	$80,741
Mortgage-backed securities	79,101	80,741
TOTAL	$79,101	$80,741

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2026 are summarized in Table 3.2 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $49,475,000 as of June 30, 2026.

Table 3.2

	06/30/2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,722,277	$2,070	$(71,062)	$2,653,285
State or local housing agency obligations	79,645	139	(475)	79,309
Non-mortgage-backed securities	2,801,922	2,209	(71,537)	2,732,594
Mortgage-backed securities:
U.S. obligation MBS	52,732	22	(357)	52,397
GSE MBS	12,178,493	73,345	(55,276)	12,196,562
Mortgage-backed securities	12,231,225	73,367	(55,633)	12,248,959
TOTAL	$15,033,147	$75,576	$(127,170)	$14,981,553

Available-for-sale securities by major security type as of December 31, 2025 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $44,898,000 as of December 31, 2025.

Table 3.3

	12/31/2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,233,547	$1,125	$(84,686)	$3,149,986
State or local housing agency obligations	57,350	606	—	57,956
Non-mortgage-backed securities	3,290,897	1,731	(84,686)	3,207,942
Mortgage-backed securities:
U.S. obligation MBS	60,842	45	(459)	60,428
GSE MBS	11,305,456	51,285	(54,360)	11,302,381
Mortgage-backed securities	11,366,298	51,330	(54,819)	11,362,809
TOTAL	$14,657,195	$53,061	$(139,505)	$14,570,751

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses as of June 30, 2026 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.4

	06/30/2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$—	$—	$1,669,413	$(71,062)	$1,669,413	$(71,062)
State or local housing agency obligations	56,665	(475)	—	—	56,665	(475)
Non-mortgage-backed securities	56,665	(475)	1,669,413	(71,062)	1,726,078	(71,537)
Mortgage-backed securities:
U.S. obligation MBS	—	—	27,644	(357)	27,644	(357)
GSE MBS	1,121,875	(3,289)	2,435,429	(51,987)	3,557,304	(55,276)
Mortgage-backed securities	1,121,875	(3,289)	2,463,073	(52,344)	3,584,948	(55,633)
TOTAL	$1,178,540	$(3,764)	$4,132,486	$(123,406)	$5,311,026	$(127,170)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2026 and December 31, 2025 are shown in Table 3.6 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6

	06/30/2026		12/31/2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$877,042	$845,260	$1,631,562	$1,578,878
Due after one year through five years	1,845,235	1,808,025	1,601,985	1,571,107
Due after five years through ten years	57,140	56,665	33,955	34,296
Due after ten years	22,505	22,644	23,395	23,661
Non-mortgage-backed securities	2,801,922	2,732,594	3,290,897	3,207,942
Mortgage-backed securities	12,231,225	12,248,959	11,366,298	11,362,809
TOTAL	$15,033,147	$14,981,553	$14,657,195	$14,570,751

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2026 are summarized in Table 3.7 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $301,000 as of June 30, 2026.

Table 3.7

	06/30/2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$24,395	$—	$(190)	$24,205
Non-mortgage-backed securities	24,395	—	(190)	24,205
Mortgage-backed securities:
GSE MBS	144,145	1,129	(935)	144,339
Mortgage-backed securities	144,145	1,129	(935)	144,339
TOTAL	$168,540	$1,129	$(1,125)	$168,544

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of June 30, 2026 and December 31, 2025 are shown in Table 3.9 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9

	06/30/2026		12/31/2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	24,395	24,205	25,615	25,359
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	24,395	24,205	25,615	25,359
Mortgage-backed securities	144,145	144,339	157,191	157,145
TOTAL	$168,540	$168,544	$182,806	$182,504

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed-rate and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2026 and December 31, 2025, FHLBank had advances outstanding at interest rates ranging from 0.58 percent to 7.20 percent and 0.58 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $152,209,000 and $134,769,000 as of June 30, 2026 and December 31, 2025, respectively.

Table 4.1

	06/30/2026		12/31/2025
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$29,618,086	3.80%	$27,024,925	3.87%
Due after one year through two years	6,602,999	4.01	6,338,353	3.91
Due after two years through three years	3,321,673	3.93	3,601,557	4.09
Due after three years through four years	2,637,337	3.75	2,867,422	3.84
Due after four years through five years	3,507,705	3.82	2,409,825	3.56
Thereafter	1,410,241	3.82	1,428,929	3.50
Total par value	47,098,041	3.84%	43,671,011	3.86%
Discounts	(11,453)		(8,863)
Hedging adjustments	(134,153)		5,392
TOTAL	$46,952,435		$43,667,540

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put date as of June 30, 2026 and December 31, 2025 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
Redemption Term	06/30/2026	12/31/2025	06/30/2026	12/31/2025
Due in one year or less	$30,351,825	$27,733,397	$32,239,786	$29,691,525
Due after one year through two years	6,106,564	6,039,575	6,627,999	6,540,153
Due after two years through three years	3,287,554	3,297,014	2,590,673	3,027,857
Due after three years through four years	2,587,350	2,844,434	2,353,837	2,213,422
Due after four years through five years	3,403,428	2,380,761	2,370,605	1,800,825
Thereafter	1,361,320	1,375,830	915,141	397,229
TOTAL PAR VALUE	$47,098,041	$43,671,011	$47,098,041	$43,671,011

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of June 30, 2026 and December 31, 2025 (in thousands):

Table 4.3

Redemption Term	06/30/2026	12/31/2025
Fixed-rate:
Due in one year or less	$13,359,671	$14,960,311
Due after one year through three years	6,399,377	6,812,315
Due after three years through five years	4,889,642	5,097,147
Due after five years through fifteen years	1,086,565	1,398,956
Due after fifteen years	18,001	17,497
Total fixed-rate	25,753,256	28,286,226
Adjustable-rate:
Due in one year or less	16,258,415	12,064,615
Due after one year through three years	3,525,295	3,127,595
Due after three years through five years	1,255,400	180,100
Due after five years through fifteen years	305,675	12,475
Total adjustable-rate	21,344,785	15,384,785
TOTAL PAR VALUE	$47,098,041	$43,671,011

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2026 and December 31, 2025 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $64,394,000 and $62,311,000 as of June 30, 2026 and December 31, 2025, respectively.

Table 5.1

	06/30/2026	12/31/2025
Real estate:
Conventional loans:
Fixed-rate, single-family mortgages, term of 15 years or less at origination	$804,265	$840,519
Fixed-rate, single-family mortgages, term of more than 15 years at origination	8,396,870	8,117,084
Conventional loans unpaid principal balance	9,201,135	8,957,603
Government loans:
Fixed-rate, single-family mortgages, term of 15 years or less at origination	1,454	1,756
Fixed-rate, single-family mortgages, term of more than 15 years at origination	317,484	322,879
Government loans unpaid principal balance	318,938	324,635
Total unpaid principal balance	9,520,073	9,282,238
Net premiums (discounts) and deferred loan fees	79,650	83,368
Hedging adjustments	(11,732)	(10,735)
Total before allowance for credit losses on mortgage loans	9,587,991	9,354,871
Allowance for credit losses on conventional mortgage loans	(3,871)	(3,566)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,584,120	$9,351,305

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2026 and December 31, 2025 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	06/30/2026			12/31/2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$56,005,429	$71,971	$70,125	$41,299,536	$72,817	$97,362
Total derivatives designated as hedging relationships	56,005,429	71,971	70,125	41,299,536	72,817	97,362
Derivatives not designated as hedging instruments:
Interest rate swaps	193,859	2,115	—	13,259,453	2,020	608
Interest rate caps/floors	1,067,500	1,625	—	1,085,000	561	—
Mortgage delivery commitments	92,372	362	9	54,782	119	1
Total derivatives not designated as hedging instruments	1,353,731	4,102	9	14,399,235	2,700	609
TOTAL	$57,359,160	76,073	70,134	$55,698,771	75,517	97,971
Netting adjustments and cash collateral[1]		327,334	(66,601)		316,725	(97,379)
DERIVATIVE ASSETS AND LIABILITIES		$403,407	$3,533		$392,242	$592

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $418,935,000 and $428,215,000 as of June 30, 2026 and December 31, 2025, respectively. Cash collateral received was $25,000,000 and $14,111,000 as of June 30, 2026 and December 31, 2025, respectively.
FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended June 30, 2026 and 2025, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	06/30/2026
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$499,608	$145,586	$208,134	$509,429
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$88,393	$89,128	$(1,813)	$(16,027)
Hedged items[2]	(76,294)	(92,375)	3,388	6,649
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$12,099	$(3,247)	$1,575	$(9,378)

	Three Months Ended
	06/30/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$548,614	$180,970	$114,114	$677,333
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(32,497)	$(58,207)	$(1,096)	$6,841
Hedged items[2]	73,622	100,098	209	(36,140)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$41,125	$41,891	$(887)	$(29,299)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the six months ended June 30, 2026 and 2025, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Six Months Ended
	06/30/2026
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$961,158	$308,885	$409,612	$989,612
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$166,316	$146,726	$(3,398)	$(43,554)
Hedged items[2]	(139,585)	(129,015)	6,406	20,368
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$26,731	$17,711	$3,008	$(23,186)

	Six Months Ended
	06/30/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,056,702	$357,339	$231,289	$1,310,351
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(116,518)	$(160,041)	$(1,700)	$28,202
Hedged items[2]	196,220	242,027	1,347	(88,245)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$79,702	$81,986	$(353)	$(60,043)

[1] Includes net interest settlements in interest income/expense.
[2] Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2026 and December 31, 2025 (in thousands):

Table 6.4

06/30/2026
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$15,477,578	$10,268,917	$(17,766,015)	$(12,218,525)

Basis adjustments for active hedging relationships	$(134,386)	$(120,007)	$4,952	$78,905
Basis adjustments for discontinued hedging relationships	233	—	—	(4,937)
Cumulative amount of fair value hedging basis adjustments[2]	$(134,153)	$(120,007)	$4,952	$73,968

12/31/2025
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$16,008,104	$10,076,518	$(5,464,653)	$(9,564,060)

Basis adjustments for active hedging relationships	$7,677	$9,008	$(1,455)	$58,742
Basis adjustments for discontinued hedging relationships	(2,285)	—	—	(5,142)
Cumulative amount of fair value hedging basis adjustments[2]	$5,392	$9,008	$(1,455)	$53,600

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Six Months Ended
	06/30/2026	06/30/2025	06/30/2026	06/30/2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$746	$(3,184)	$(360)	$(8,330)
Interest rate caps/floors	101	(1,184)	1,064	(2,918)
Net interest settlements	283	1,802	2,247	5,479
Price alignment amount[1]	(6)	(9)	(6)	(72)
Mortgage delivery commitments	9	69	(1,133)	817
NET GAINS (LOSSES) ON DERIVATIVES	$1,133	$(2,506)	$1,812	$(5,024)

[1] This amount is for derivatives for which variation margin is characterized as a daily settled contract.

FHLBank’s net exposure on derivative agreements is presented in Note 8 – Assets and Liabilities Subject to Offsetting.

NOTE 7 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 7.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

Table 7.1

	06/30/2026		12/31/2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$37,870,725	3.50%	$29,814,425	3.56%
Due after one year through two years	9,147,225	3.52	10,239,855	3.63
Due after two years through three years	1,616,975	3.30	2,199,740	3.15
Due after three years through four years	1,436,680	3.09	1,403,455	3.34
Due after four years through five years	1,644,975	3.56	1,384,350	3.36
Thereafter	5,620,885	3.88	5,565,900	3.73
Total par value	57,337,465	3.52%	50,607,725	3.57%
Net premiums (discounts) and concession fees	(7,652)		(6,391)
Hedging adjustments	(73,968)		(53,600)
TOTAL	$57,255,845		$50,547,734

FHLBank’s consolidated obligation bonds outstanding as of June 30, 2026 and December 31, 2025 include callable bonds totaling $17,513,655,000 and $15,633,500,000, respectively. Table 7.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2026 and December 31, 2025 (in thousands):

Table 7.2

Year of Maturity or Next Call Date	06/30/2026	12/31/2025
Due in one year or less	$47,267,225	$39,445,425
Due after one year through two years	8,256,725	8,642,355
Due after two years through three years	566,475	1,204,240
Due after three years through four years	416,680	472,955
Due after four years through five years	163,475	112,850
Thereafter	666,885	729,900
TOTAL PAR VALUE	$57,337,465	$50,607,725

Table 7.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2026 and December 31, 2025 (in thousands):

Table 7.3

	06/30/2026	12/31/2025
Fixed-rate	$20,573,465	$18,328,225
Simple variable-rate	35,666,000	30,951,500
Step	1,098,000	1,328,000
TOTAL PAR VALUE	$57,337,465	$50,607,725

Consolidated Obligation Discount Notes: Table 7.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 7.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2026	$19,029,742	$19,198,992	3.60%

December 31, 2025	$21,309,301	$21,450,283	3.70%

1    Represents yield to maturity excluding concession fees.

NOTE 8 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

Tables 8.1 and 8.2 present the fair value of financial assets and liabilities, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2026 and December 31, 2025 (in thousands):

Table 8.1

06/30/2026
Description	Gross Amounts of Recognized	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$50,592	$(49,537)	$1,055	$(362)	$693
Cleared derivatives	25,481	376,871	402,352	—	402,352
Total derivative assets	76,073	327,334	403,407	(362)	403,045
Securities purchased under agreements to resell	3,625,000	—	3,625,000	(3,625,000)	—
TOTAL	$3,701,073	$327,334	$4,028,407	$(3,625,362)	$403,045
Derivative liabilities:
Uncleared derivatives	$69,571	$(66,038)	$3,533	$(9)	$3,524
Cleared derivatives	563	(563)	—	—	—
Total derivative liabilities	70,134	(66,601)	3,533	(9)	3,524
TOTAL	$70,134	$(66,601)	$3,533	$(9)	$3,524

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

Table 9.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

Table 9.1

	06/30/2026		12/31/2025
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$902,007	$4,323,483	$832,553	$4,018,918
Total regulatory capital-to-asset ratio	4.0%	5.6%	4.0%	5.5%
Total regulatory capital	$3,302,162	$4,615,549	$3,100,201	$4,279,822
Leverage capital ratio	5.0%	8.2%	5.0%	8.1%
Leverage capital	$4,127,702	$6,777,290	$3,875,251	$6,289,282

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 10.1 summarizes the changes in AOCI for the three months ended June 30, 2026 and 2025 (in thousands):

Table 10.1

Total AOCI
Balance at March 31, 2025	$(124,471)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	(56,618)
Net gains (losses) - defined benefit pension plan	(62)
Net current period other comprehensive income (loss)	(56,680)
Balance at June 30, 2025	$(181,151)

Balance at March 31, 2026	$(92,116)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	40,590
Net current period other comprehensive income (loss)	40,590
Balance at June 30, 2026	$(51,526)

Table 10.2 summarizes the changes in AOCI for the six months ended June 30, 2026 and 2025 (in thousands):

Table 10.2

Total AOCI
Balance at December 31, 2024	$(139,962)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	(41,143)
Net gains (losses) - defined benefit pension plan	(46)
Net current period other comprehensive income (loss)	(41,189)
Balance at June 30, 2025	$(181,151)

Balance at December 31, 2025	$(86,348)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	34,851
Net gains (losses) - defined benefit pension plan	(29)
Net current period other comprehensive income (loss)	34,822
Balance at June 30, 2026	$(51,526)

NOTE 11 – FAIR VALUES

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of June 30, 2026 and December 31, 2025 are summarized in Tables 11.1 and 11.2 (in thousands):

Table 11.1

	06/30/2026
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,892	$25,892	$25,892	$—	$—	$—
Interest-bearing deposits	2,457,960	2,457,960	—	2,457,960	—	—
Securities purchased under agreements to resell	3,625,000	3,625,000	—	3,625,000	—	—
Federal funds sold	3,925,000	3,925,000	—	3,925,000	—	—
Trading securities	79,101	79,101	—	79,101	—	—
Available-for-sale securities	14,981,553	14,981,553	—	14,902,244	79,309	—
Held-to-maturity securities	168,540	168,544	—	144,339	24,205	—
Advances	46,952,435	47,036,468	—	47,036,468	—	—
Mortgage loans held for portfolio, net of allowance	9,584,120	8,937,855	—	8,923,211	14,644	—
Accrued interest receivable	270,107	270,107	—	270,107	—	—
Derivative assets	403,407	403,407	—	76,073	—	327,334
Liabilities:
Deposits	1,169,420	1,169,420	—	1,169,420	—	—
Consolidated obligation discount notes	19,029,742	19,028,807	—	19,028,807	—	—
Consolidated obligation bonds	57,255,845	56,676,654	—	56,676,654	—	—
Mandatorily redeemable capital stock	74,554	74,554	74,554	—	—	—
Accrued interest payable	355,320	355,320	—	355,320	—	—
Derivative liabilities	3,533	3,533	—	70,134	—	(66,601)
Other Asset (Liability):
Industrial revenue bonds	35,000	34,290	—	34,290	—	—
Financing obligation payable	(35,000)	(34,290)	—	(34,290)	—	—

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

Fair Value Measurements: Tables 11.3 and 11.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2026 and December 31, 2025 (in thousands).

Table 11.3

	06/30/2026
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE MBS	$79,101	$—	$79,101	$—	$—
Total trading securities	79,101	—	79,101	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,653,285	—	2,653,285	—	—
U.S. obligation MBS	52,397	—	52,397	—	—
GSE MBS	12,196,562	—	12,196,562	—	—
State or local housing agency obligations	79,309	—	—	79,309	—
Total available-for-sale securities	14,981,553	—	14,902,244	79,309	—
Derivative assets:
Interest-rate related	403,045	—	75,711	—	327,334
Mortgage delivery commitments	362	—	362	—	—
Total derivative assets	403,407	—	76,073	—	327,334
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$15,464,061	$—	$15,057,418	$79,309	$327,334

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$3,524	$—	$70,125	$—	$(66,601)
Mortgage delivery commitments	9	—	9	—	—
Total derivative liabilities	3,533	—	70,134	—	(66,601)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$3,533	$—	$70,134	$—	$(66,601)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$14,828	$—	$—	$14,828	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$14,828	$—	$—	$14,828	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the six months ended June 30, 2026 and still outstanding as of June 30, 2026.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,254,305,142,000 and $1,079,725,972,000 as of June 30, 2026 and December 31, 2025, respectively.

Off-balance Sheet Commitments: Table 12.1 presents off-balance sheet commitments at June 30, 2026 and December 31, 2025 (in thousands). No allowance for credit losses was recorded on these commitments at June 30, 2026 and December 31, 2025.

Table 12.1

	06/30/2026			12/31/2025
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$7,040,411	$28,607	$7,069,018	$7,192,143	$27,857	$7,220,000
Advance commitments outstanding	5,097	—	5,097	5,115	551	5,666
Principal commitments for standby bond purchase agreements	362,520	873,150	1,235,670	305,010	893,595	1,198,605
Commitments to fund or purchase mortgage loans	92,372	—	92,372	54,782	—	54,782
Commitments to issue consolidated bonds, at par	3,480,000	—	3,480,000	3,865,000	—	3,865,000
Commitments to issue consolidated discount notes, at par	—	—	—	257,124	—	257,124

NOTE 13 – TRANSACTIONS WITH STOCKHOLDERS

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 13.1 and 13.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands).

Table 13.1

06/30/2026
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$600,897	24.0%	$601,397	21.5%
TOTAL		$500	0.2%	$600,897	24.0%	$601,397	21.5%

Table 13.2

12/31/2025
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$580,765	25.8%	$581,265	23.1%
TOTAL		$500	0.2%	$580,765	25.8%	$581,265	23.1%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2026 and December 31, 2025 are summarized in Table 13.3 (dollar amounts in thousands).

Table 13.3

	06/30/2026		12/31/2025		06/30/2026		12/31/2025
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$13,050,000	27.7%	$12,620,000	28.9%	$1,279	0.1%	$476	0.1%
TOTAL	$13,050,000	27.7%	$12,620,000	28.9%	$1,279	0.1%	$476	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2026 and 2025.

Interest income from MidFirst Bank was $127,214,000 and $139,208,000 for the three months ended June 30, 2026 and 2025 and $255,903,000 and $264,525,000 for the six months ended June 30, 2026 and 2025, respectively, which was the only member with interest income in excess of ten percent of total revenue for those years.

Transactions with FHLBank Directors’ Financial Institutions: Table 13.4 presents information as of June 30, 2026 and December 31, 2025 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 13.4

	06/30/2026		12/31/2025
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$3,527,521	7.5%	$2,945,294	6.7%

Deposits	$57,109	4.9%	$82,057	9.0%

Class A Common Stock	$13,504	4.6%	$25,389	9.7%
Class B Common Stock	242,667	9.7	143,419	6.4
TOTAL CAPITAL STOCK	$256,171	9.2%	$168,808	6.7%

Table 13.5 presents mortgage loans acquired during the three and six months ended June 30, 2026 and 2025 for members that had an officer or director serving on FHLBank’s board of directors in 2026 or 2025 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 13.5

	Three Months Ended				Six Months Ended
	06/30/2026		06/30/2025		06/30/2026		06/30/2025
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$37,094	7.4%	$25,310	6.1%	$78,776	9.0%	$54,099	7.9%

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2026	03/31/2026	12/31/2025	09/30/2025	06/30/2025
Statement of Condition (as of period end):
Total assets	$82,554,043	$81,254,233	$77,505,029	$79,872,254	$80,012,268
Advances	46,952,435	47,314,100	43,667,540	44,029,112	45,040,514
Mortgage loans, net	9,584,120	9,423,774	9,351,305	9,284,317	9,180,578
Short-term liquidity investments[1]	10,007,960	8,736,707	8,910,137	10,910,963	10,593,805
Investment securities	15,229,194	15,055,808	14,834,298	14,908,747	14,475,992
Total liabilities	78,064,575	76,826,416	73,317,391	75,724,983	75,917,039
Deposits	1,169,420	1,410,778	909,553	1,046,036	1,035,255
Consolidated obligations, net[2]	76,285,587	74,893,362	71,857,035	74,106,526	74,262,535
Total capital	4,489,468	4,427,817	4,187,638	4,147,271	4,095,229
Capital stock	2,718,153	2,713,586	2,510,362	2,555,364	2,587,064
Retained earnings	1,822,841	1,806,347	1,763,624	1,726,021	1,689,316
Statement of Income (for the quarterly period ended):
Net interest income	118,854	132,492	136,317	131,714	139,516
Other income (loss)	4,861	4,496	3,095	4,977	2,816
Voluntary housing and community investment program contributions[3]	10,509	383	9,730	7,364	10,965
Other expenses	26,669	26,357	28,027	25,831	25,255
Income before assessments	85,714	109,337	101,693	104,346	105,360
AHP assessments	8,596	10,945	10,181	10,447	10,543
Net income	77,118	98,392	91,512	93,899	94,817
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Total average interest-earning assets	85,993,904	81,891,203	78,660,346	81,750,993	81,282,584
Average advances	50,290,340	46,594,106	43,561,465	46,770,546	47,245,357
Total average interest-bearing liabilities	80,875,702	77,059,821	74,075,557	76,979,163	76,489,318
Dividends paid	60,625	55,668	53,909	57,194	57,395
Weighted average dividend rate[4]	8.52%	8.57%	8.55%	8.65%	8.59%
Dividend payout ratio[5]	78.61%	56.58%	58.91%	60.91%	60.53%
Return on average equity	6.69%	9.12%	8.74%	8.89%	9.03%
Return on average assets	0.36%	0.49%	0.46%	0.45%	0.47%
Average equity to average assets	5.36%	5.32%	5.26%	5.11%	5.16%
Net interest margin[6]	0.55%	0.66%	0.69%	0.64%	0.69%
Total capital ratio[7]	5.44%	5.45%	5.40%	5.19%	5.12%
Regulatory capital ratio[8]	5.59%	5.57%	5.52%	5.37%	5.35%

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

Performance Highlights:
•Total Assets: Total assets increased $5.0 billion from prior year end to $82.6 billion, driven by a $3.3 billion increase in advances.
•Advances: Advances increased to $47.0 billion from prior year end driven by increased utilization among insurance company and large depository members, with the majority of the growth in line of credit advances. Advances represented 56.9 percent of total assets, compared to 56.3 percent at prior year end.
•Mortgage loans: Mortgage loans increased $0.2 billion to $9.6 billion, representing 11.6 percent of total assets, compared to 12.1 percent at prior year end.
•Investment securities: Investment securities increased $0.4 billion to $15.2 billion, driven by purchases of multifamily MBS. Investment securities represented 18.4 percent of total assets compared to 19.1 percent at prior year end.
•Net Income: Net income declined year over year despite the increase in assets, decreasing $17.7 million to $77.1 million for the quarter ended June 30, 2026 compared to $94.8 million for the prior year quarter.
•Net interest income/margin: Net interest income was $118.9 million for the quarter ended June 30, 2026, $20.7 million lower than the prior year quarter. The decline in net interest income was driven by fair value hedge accounting adjustments on investment securities. Net interest margin decreased fourteen basis points to 0.55 percent for the quarter, while net interest spread decreased ten basis points to 0.34 percent between quarterly periods. The margin and spread declines reflect fair value hedge accounting adjustments that reduced net interest income on hedged investment securities during the quarter.
•Performance ratios: Return on average equity decreased to 6.7 percent for the current quarter compared to 9.0 percent for the prior year quarter. The decrease reflects lower net income and higher average balance of capital stock resulting from increased advance utilization.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2026	06/30/2025	06/30/2026	06/30/2025	06/30/2026	12/31/2025
Market Instrument	Three-month	Three-month	Six-month	Six-month	Ending	Ending
	Average	Average	Average	Average	Rate	Rate
SOFR[1]	3.62%	4.32%	3.64%	4.33%	3.68%	3.87%
Federal funds effective rate[1]	3.63	4.33	3.64	4.33	3.63	3.64
Federal Reserve interest rate on reserve balances[1]	3.65	4.40	3.65	4.40	3.65	3.65
3-month U.S. Treasury bill[1]	3.70	4.32	3.68	4.31	3.82	3.63
2-year U.S. Treasury note[1]	3.97	3.87	3.77	4.01	4.17	3.47
5-year U.S. Treasury note[1]	4.10	3.97	3.93	4.11	4.23	3.73
10-year U.S. Treasury note[1]	4.42	4.36	4.30	4.41	4.47	4.17
30-year residential mortgage note rate[1,2]	6.52	6.86	6.38	6.87	6.57	6.32

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed-rate mortgage contract rate.

At the July 2026 meeting, the Federal Open Market Committee (FOMC) of the Federal Reserve held steady the target range for the federal funds rate at the range of 3.50 percent to 3.75 percent, noting elevated inflation attributed to supply shocks that have increased prices in certain sectors, including energy, and uncertainty about the implications of the conflict in Middle East on the economic outlook. Future adjustments to the target range for the Federal funds rate will depend on incoming data, the evolving outlook, and the balance of risks associated with adjustments to interest rates. The ongoing conflict in the Middle East and related concerns over oil prices and supply contributed to heightened volatility across rates during the first half of 2026. Market access for the FHLBank System was not negatively affected by these events.

For further discussion of FHLBank debt, see this Item 2 – “Financial Condition – Consolidated Obligations.”

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect our reported results and disclosures.

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2026.

Results of Operations
Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2026 vs. 06/30/2025		06/30/2026 vs. 06/30/2025
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(93,691)	(10.0)%	$(161,453)	(8.8)%
Total interest expense	(73,029)	(9.1)	(140,556)	(9.0)
Net interest income	(20,662)	(14.8)	(20,897)	(7.7)
Provision (reversal) for credit losses on mortgage loans	71	9.4	874	101.6
Net interest income after mortgage loan loss provision	(20,733)	(14.9)	(21,771)	(8.0)
Net gains (losses) on trading securities	(1,830)	(100.1)	(4,363)	(99.9)
Net gains (losses) on derivatives	3,639	145.2	6,836	136.1
Other non-interest income	236	6.8	548	7.8
Total other income (loss)	2,045	72.6	3,021	47.7
Operating expenses	1,394	6.9	3,439	8.7
Voluntary housing and community investment program contributions	(456)	(4.2)	(1,118)	(9.3)
Other non-interest expenses	20	0.4	(431)	(4.2)
Total other expenses	958	2.6	1,890	3.0
AHP assessments	(1,947)	(18.5)	(2,041)	(9.5)
NET INCOME	$(17,699)	(18.7)%	$(18,599)	(9.6)%

For the three- and six-months ended June 30, 2026, net income decreased $17.7 million and $18.6 million, respectively, compared to the same periods in the prior year. The decline in both the quarter and year-to-date periods is attributed primarily to a decrease in net interest income, as discussed in greater detail below.

Net Interest Income: Net interest income and net interest margin are impacted by balance sheet composition, market interest rates and trends, derivative and hedging activities, and net interest spread. For the quarter ended June 30, 2026, net interest income decreased $20.7 million, or 14.8 percent, to $118.9 million compared to $139.5 million for the prior year period. Net interest income decreased $20.9 million, or 7.7 percent, to $251.3 million for the six months ended June 30, 2026 compared to $272.2 million for the prior year period. The decline in net interest income for both the three- and six-month periods was due primarily to hedge accounting adjustments on maturing swapped Treasury securities. Average short-term interest rates declined between periods but the impact was largely offset by the increase in the average balances of interest-earning assets between quarterly periods.

Net interest margin decreased by fourteen basis points for the current quarter and nine basis points for the six-months ended June 30, 2026 (see Tables 8 and 10), primarily due to the hedge accounting adjustments during the period. Net interest spread, which represents the difference between the yield on interest-earning assets and the average cost of funding, declined ten basis points for the current quarter and five basis points for the current six-month period. For further discussion of earning assets, see “Financial Condition” under this Item 2.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives, amortization/accretion of hedging activities, and the changes in fair values of hedged items and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. Interest income on fair value hedges declined $51.7 million and $77.1 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year due to declines in short-term interest rates between periods and hedge accounting adjustments on maturing swapped Treasury securities. These securities were purchased at discounts and hedged with strategies that measured the change in fair value using the full contractual coupon, resulting in a residual basis adjustment recognized at maturity that offset the cumulative discount accretion recognized over the life of the security. Additional hedge accounting adjustments on maturing swapped Treasury securities will be recognized as they mature periodically through the third quarter of 2028. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 06/30/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$556	$(15,672)	$—	$208	$41	$(14,867)
Net amortization/accretion of hedging activities	391	—	291	—	103	785
Net interest received (paid)	12,195	13,965	—	1,359	(9,503)	18,016
Price alignment amount[1]	(1,043)	(1,540)	—	8	(19)	(2,594)
TOTAL	$12,099	$(3,247)	$291	$1,575	$(9,378)	$1,340

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 5

	Three Months Ended 06/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(645)	$9,087	$—	$(74)	$(125)	$8,243
Net amortization/accretion of hedging activities	893	—	219	—	101	1,213
Net interest received (paid)	41,976	34,535	—	(825)	(29,262)	46,424
Price alignment amount[1]	(1,099)	(1,731)	—	12	(13)	(2,831)
TOTAL	$41,125	$41,891	$219	$(887)	$(29,299)	$53,049

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 6

	Six Months Ended 06/30/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$816	$(10,167)	$—	$578	$264	$(8,509)
Net amortization/accretion of hedging activities	970	—	371	—	205	1,546
Net interest received (paid)	26,321	30,083	—	2,408	(23,625)	35,187
Price alignment amount[1]	(1,376)	(2,205)	—	22	(30)	(3,589)
TOTAL	$26,731	$17,711	$371	$3,008	$(23,186)	$24,635

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 7

	Six Months Ended 06/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,882)	$18,613	$—	$(190)	$(199)	$16,342
Net amortization/accretion of hedging activities	1,791	—	398	—	199	2,388
Net interest received (paid)	83,045	68,037	—	(183)	(59,937)	90,962
Price alignment amount[1]	(3,252)	(4,664)	—	20	(106)	(8,002)
TOTAL	$79,702	$81,986	$398	$(353)	$(60,043)	$101,690

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	06/30/2026			06/30/2025
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,833,435	$25,824	3.66%	$2,798,759	$30,451	4.36%
Securities purchased under agreements to resell	3,446,440	31,850	3.71	3,173,791	34,985	4.42
Federal funds sold	4,541,934	41,713	3.68	4,503,978	49,410	4.40
Investment securities[1,2]	15,344,784	148,086	3.87	14,410,788	185,610	5.17
Advances[1,2]	50,290,340	499,608	3.98	47,245,357	548,614	4.66
Mortgage loans[3,4]	9,501,971	99,489	4.20	9,114,911	91,191	4.01
Other interest-earning assets	35,000	175	2.01	35,000	175	2.01
Total earning assets	85,993,904	846,745	3.95	81,282,584	940,436	4.64
Other non-interest-earning assets	286,096			258,683
Total assets	$86,280,000			$81,541,267

Interest-bearing liabilities:
Deposits	$1,164,074	$9,760	3.36%	$891,450	$9,093	4.09%
Consolidated obligations[1]:
Discount Notes	22,941,940	208,134	3.64	10,627,770	114,114	4.31
Bonds	56,714,630	509,429	3.60	64,925,035	677,333	4.18
Other borrowings	55,058	568	4.15	45,063	380	3.38
Total interest-bearing liabilities	80,875,702	727,891	3.61	76,489,318	800,920	4.20
Capital and other non-interest-bearing funds	5,404,298			5,051,949
Total funding	$86,280,000			$81,541,267

Net interest income and net interest spread[5]		$118,854	0.34%		$139,516	0.44%

Net interest margin[6]			0.55%			0.69%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $2.1 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively.
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

Table 9

	Three Months Ended
	06/30/2026 vs. 06/30/2025
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$373	$(5,000)	$(4,627)
Securities purchased under agreements to resell	2,837	(5,972)	(3,135)
Federal funds sold	413	(8,110)	(7,697)
Investment securities	11,410	(48,934)	(37,524)
Advances	33,782	(82,788)	(49,006)
Mortgage loans	3,958	4,340	8,298
Other assets	—	—	—
Total interest-earning assets	52,773	(146,464)	(93,691)
Interest Expense[3]:
Deposits	2,468	(1,801)	667
Consolidated obligations:
Discount notes	114,139	(20,119)	94,020
Bonds	(79,982)	(87,922)	(167,904)
Other borrowings	94	94	188
Total interest-bearing liabilities	36,719	(109,748)	(73,029)
Change in net interest income	$16,054	$(36,716)	$(20,662)

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Six Months Ended
	06/30/2026			06/30/2025
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,755,052	$50,036	3.66%	$2,776,728	$60,117	4.37%
Securities purchased under agreements to resell	3,537,995	65,245	3.72	3,073,967	67,422	4.42
Federal funds sold	4,585,088	83,839	3.69	4,602,442	100,404	4.40
Investment securities[1,2]	15,150,130	313,997	4.18	14,293,301	367,831	5.19
Advances[1,2]	48,452,434	961,158	4.00	45,722,627	1,056,702	4.66
Mortgage loans[3,4]	9,438,188	196,475	4.20	9,048,965	179,697	4.00
Other interest-earning assets	35,000	350	2.02	36,380	380	2.11
Total earning assets	83,953,887	1,671,100	4.01	79,554,410	1,832,553	4.64
Other non-interest-earning assets	268,680			247,635
Total assets	$84,222,567			$79,802,045

Interest-bearing liabilities:
Deposits	$1,164,176	19,470	3.37	$879,696	17,898	4.10
Consolidated obligations[1]:
Discount Notes	22,565,918	409,612	3.66	10,712,273	231,289	4.35
Bonds	55,193,879	989,612	3.62	63,201,286	1,310,351	4.18
Other borrowings	54,329	1,060	3.94	45,405	772	3.42
Total interest-bearing liabilities	78,978,302	1,419,754	3.62	74,838,660	1,560,310	4.20
Capital and other non-interest-bearing funds	5,244,265			4,963,385
Total funding	$84,222,567			$79,802,045

Net interest income and net interest spread[5]		$251,346	0.39%		$272,243	0.44%

Net interest margin[6]			0.60%			0.69%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $4.1 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively.
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

Table 11

	Six Months Ended
	06/30/2026 vs. 06/30/2025
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(466)	$(9,615)	$(10,081)
Securities purchased under agreements to resell	9,389	(11,566)	(2,177)
Federal funds sold	(377)	(16,188)	(16,565)
Investment securities	21,039	(74,873)	(53,834)
Advances	60,439	(155,983)	(95,544)
Mortgage loans	7,905	8,873	16,778
Other assets	(14)	(16)	(30)
Total earning assets	97,915	(259,368)	(161,453)
Interest Expense[3]:
Deposits	5,124	(3,552)	1,572
Consolidated obligations:
Discount notes	220,297	(41,974)	178,323
Bonds	(155,159)	(165,580)	(320,739)
Other borrowings	164	124	288
Total interest-bearing liabilities	70,426	(210,982)	(140,556)
Change in net interest income	$27,489	$(48,386)	$(20,897)

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 06/30/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$623	$(55)	$—	$91	$88	$100	$847
Mortgage delivery commitments	—	—	9	—	—	—	9
Economic hedges – net interest received (paid)	72	268	—	(44)	(13)	—	283
Price alignment amount[1]	(7)	—	—	1	(1)	1	(6)
Net gains (losses) on derivatives	688	213	9	48	74	101	1,133
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(7)	—	—	—		(7)
TOTAL	$688	$206	$9	$48	$74	$101	$1,126

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 13

	Three Months Ended 06/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(1,005)	$(1,737)	$—	$(185)	$(299)	$(1,141)	$(4,367)
Mortgage delivery commitments	—	—	69	—	—	—	69
Economic hedges – net interest received (paid)	614	1,604	—	(266)	(159)	9	1,802
Price alignment amount[1]	(14)	1	—	3	1	(1)	(10)
Net gains (losses) on derivatives	(405)	(132)	69	(448)	(457)	(1,133)	(2,506)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	1,867	—	—	—	—	1,867
TOTAL	$(405)	$1,735	$69	$(448)	$(457)	$(1,133)	$(639)

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 14

	Six Months Ended 06/30/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,184	$52	$—	$(1,828)	$232	$1,064	$704
Mortgage delivery commitments	—	—	(1,133)	—	—	—	(1,133)
Economic hedges – net interest received (paid)	190	543	—	1,599	(85)	—	2,247
Price alignment amount[1]	(8)	—	—	2	—	—	(6)
Net gains (losses) on derivatives	1,366	595	(1,133)	(227)	147	1,064	1,812
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(9)	—	—	—	—	(9)
TOTAL	$1,366	$586	$(1,133)	$(227)	$147	$1,064	$1,803

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 15

	Six Months Ended 06/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(2,666)	$(4,421)	$—	$(1,602)	$272	$(2,831)	$(11,248)
Mortgage delivery commitments	—	—	817	—	—	—	817
Economic hedges – net interest received (paid)	1,190	3,957	—	698	(367)	1	5,479
Price alignment amount[1]	(43)	(1)	—	4	(32)	—	(72)
Net gains (losses) on derivatives	(1,519)	(465)	817	(900)	(127)	(2,830)	(5,024)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	4,374	—	—	—	—	4,374
TOTAL	$(1,519)	$3,909	$817	$(900)	$(127)	$(2,830)	$(650)

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, increased $1.0 million and $1.9 million for the three and six months ended June 30, 2026 compared to the prior year periods. The increase is due primarily to increases in compensation and benefits and other operating expense, partially offset by timing-related declines in voluntary housing contributions. For 2026, FHLBank has voluntarily committed an additional $25.5 million above statutory requirements, or five percent of its 2025 net income before assessments and voluntary contributions, to support housing and community development programs.

Financial Condition
Overall: Table 16 presents the percentage concentration of the major components of our Statements of Condition:

Table 16

	Component Concentration
	06/30/2026	12/31/2025
Assets:
Cash and due from banks	—%	—%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	12.2	11.6
Investment securities	18.4	19.1
Advances	56.9	56.3
Mortgage loans, net	11.6	12.1
Other assets	0.9	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.5%	1.3%
Consolidated obligation discount notes, net	23.1	27.5
Consolidated obligation bonds, net	69.4	65.2
Other liabilities	0.6	0.6
Total liabilities	94.6	94.6

Capital:
Capital stock outstanding	3.3	3.2
Retained earnings	2.2	2.3
Accumulated other comprehensive income (loss)	(0.1)	(0.2)
Total capital	5.4	5.4
Total liabilities and capital	100.0%	100.0%

Table 17 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 17

	Increase (Decrease) in Components
	06/30/2026 vs. 12/31/2025
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$4,163	19.2%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	1,097,823	12.3
Investment securities	394,896	2.7
Advances	3,284,895	7.5
Mortgage loans, net	232,815	2.5
Other assets	34,422	4.8
Total assets	$5,049,014	6.5%

Liabilities:
Deposits	$259,867	28.6%
Consolidated obligation discount notes, net	(2,279,559)	(10.7)
Consolidated obligation bonds, net	6,708,111	13.3
Other liabilities	58,765	10.7
Total liabilities	4,747,184	6.5

Capital:
Capital stock outstanding	207,791	8.3
Retained earnings	59,217	3.4
Accumulated other comprehensive income (loss)	34,822	(40.3)
Total capital	301,830	7.2
Total liabilities and capital	$5,049,014	6.5%

Total assets increased $5.1 billion between periods, from $77.5 billion at December 31, 2025 to $82.6 billion at June 30, 2026. The increase was driven by a $3.3 billion increase in advances and a $1.1 billion increase in the liquidity portfolio, with smaller increases in long-term investment securities and mortgage loans. Asset composition remained relatively consistent between years, with advances continuing to comprise the largest asset on the balance sheet, increasing from 56.3 percent of total assets at December 31, 2025 to 56.9 percent at June 30, 2026.

Total liabilities increased $4.7 billion over the same period, consistent with the growth in assets, but the composition of debt shifted. Consolidated obligation bonds and discount notes represented 70.3 percent and 29.7 percent of total consolidated obligations, respectively, at December 31, 2025 compared to 75.1 percent and 24.9 percent at June 30, 2026. This shift reflects an increase in short-term variable rate and swapped fixed-rate callable bonds.

Total capital increased $301.8 million, or 7.2 percent, from December 31, 2025 to June 30, 2026 due to an increase in capital stock resulting from increased advance utilization and growth in retained earnings in excess of dividends paid, partially offset by merger-related transfers to mandatorily redeemable capital stock (see Table 22).

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2026 and December 31, 2025. Advance par value increased by $3.4 billion, or 7.8 percent, from $43.7 billion at December 31, 2025 to $47.1 billion at June 30, 2026 (see Table 18). Advance demand has remained strong among FHLBank membership, especially among insurance companies and large depository institutions, which comprised the majority of the growth in the first half of 2026. Advance rates became more attractive relative to other wholesale funding during the first half of 2026. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis. Overnight line of credit, adjustable-rate advances, and short-term fixed-rate advances were 64.3 percent of the portfolio at June 30, 2026 compared to 61.2 percent as of December 31, 2025. This increase is attributed primarily to growth of $6.0 billion, or 41.4 percent, in regular adjustable-rate advances and $1.3 billion in overnight line of credit, partially offset by a decrease of $3.6 billion, or 87.2 percent, in short-term fixed-rate advances. Increasing deposit balances and/or declining loan demand at depository members could soften advance demand in future periods.

We elect to swap a significant portion of fixed-rate advances with longer maturities to short-term indices to synthetically create adjustable-rate advances to manage interest rate risk. When coupled with the volume of our short-term fixed-rate and adjustable-rate advances, advances that effectively reprice at least every three months represented 97.4 percent and 97.8 percent of our total advance portfolio as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, 59.0 percent and 59.3 percent, respectively, of our members carried outstanding advance balances. Members have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Table 18 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified between periods (e.g., from fixed-rate callable advance to regular fixed-rate advance) due to the occurrence of a triggering event such as the passing of a call date.

Table 18

	06/30/2026		12/31/2025
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$8,444,710	17.9%	$7,190,659	16.5%
Adjustable-rate:
Standard advance products:
Regular adjustable-rate advances	20,351,900	43.2	14,391,900	33.0
Adjustable-rate callable advances	977,350	2.1	974,350	2.2
Standard housing and community development advances:
Adjustable-rate callable advances	15,535	—	18,535	—
Total adjustable-rate term advances	21,344,785	45.3	15,384,785	35.2
Fixed-rate:
Standard advance products:
Short-term fixed-rate advances[2]	530,376	1.1	4,130,111	9.5
Regular fixed-rate advances	12,739,922	27.1	12,514,440	28.7
Fixed-rate callable advances	42,942	0.1	52,572	0.1
Fixed-rate putable advances	3,097,200	6.6	3,362,100	7.7
Standard housing and community development advances:
Regular fixed-rate advances	171,246	0.4	184,270	0.4
Fixed-rate callable advances	458	—	458	—
Total fixed-rate term advances	16,582,144	35.3	20,243,951	46.4
Amortizing:
Standard advance products:
Fixed-rate amortizing advances	547,650	1.2	663,998	1.5
Fixed-rate callable amortizing advances	15,793	—	16,080	—
Standard housing and community development advances:
Fixed-rate amortizing advances	148,667	0.3	159,289	0.4
Fixed-rate callable amortizing advances	14,292	—	12,249	—
Total amortizing advances	726,402	1.5	851,616	1.9
TOTAL PAR VALUE	$47,098,041	100.0%	$43,671,011	100.0%

1    Represents fixed-rate line of credit advances with daily maturities.
2    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Table 19 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank.

Table 19

Borrower Name	06/30/2026		12/31/2025
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$13,050,000	27.7%	$12,620,000	28.9%
Pacific Life Insurance Co.	4,032,976	8.6	2,289,976	5.2
United of Omaha Life Ins. Co.	3,996,300	8.5	3,204,117	7.3
BOKF, N.A.	3,030,000	6.4	2,700,000	6.2
Security Life of Denver Ins.	1,975,000	4.2	1,840,000	4.2
TOTAL	$26,084,276	55.4%	$22,654,093	51.8%

Interest income from our five largest borrowers represented 57.9 percent and 54.9 percent of advance interest income for the six months ended June 30, 2026 and 2025, respectively.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us fixed-rate conventional and government residential mortgage loans.

The mortgage loan portfolio increased to $9.6 billion at June 30, 2026 compared to $9.4 billion at December 31, 2025. As mortgage interest rates decline, we generally expect increases in prepayments and new originations of mortgage loans. When rates increase, prepayments and originations typically decline. Acquisition activity has outpaced prepayments since the end of the year, despite prepayment speed acceleration, due to origination activity at larger average loan amounts and refinance activity. Net mortgage loans as a percentage of total assets decreased from 12.1 percent as of December 31, 2025 to 11.6 percent as of June 30, 2026 due to an increase in advance balances. The amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2026 was $0.9 billion.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Long-term investment securities increased $0.4 billion from December 31, 2025 to June 30, 2026 due to an increase in multifamily agency commercial MBS, and the liquidity portfolio increased $1.1 billion from December 31, 2025 to June 30, 2026. All investments are rated single A or higher by nationally recognized statistical rating organizations (NRSRO).

Liquidity Portfolio – Our liquidity portfolio is used to provide funds for our members, maintain on-balance sheet liquidity holdings, meet other financial obligations such as debt servicing, and enhance income. It is comprised of short-term investments, primarily interest-bearing deposits, reverse repurchase agreements, Federal funds sold, and certificates of deposit. Fluctuations in the liquidity portfolio reflect the impact of regulatory requirements, anticipated member liquidity needs, and the timing of paydowns, maturities, and investment opportunities on liquidity management practices.

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

Table 20

	06/30/2026	12/31/2025
Interest-bearing deposits	$2,457,928	$1,910,110
Federal funds sold	3,925,000	2,850,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,382,928	$4,760,110

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. We may extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2026, all unsecured investments were rated as investment grade based on NRSROs.

Major Security Types – See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of June 30, 2026 are summarized by security type in Table 21 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2025. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees. At June 30, 2026 and December 31, 2025, 28.9 percent and 28.8 percent of our investment securities were variable-rate investment securities and were primarily indexed to SOFR. The majority of fixed rate investment securities are swapped to SOFR.

Table 21

	06/30/2026					12/31/2025
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE MBS	$52,447	$20,017	$5,938	$699	$79,101	$80,741
Total trading securities	52,447	20,017	5,938	699	79,101	80,741
Available-for-sale securities:
U.S. Treasury obligations	845,260	1,808,025	—	—	2,653,285	3,149,986
U.S. obligation MBS	—	—	—	52,397	52,397	60,428
GSE MBS	257,672	2,845,536	6,120,386	2,972,968	12,196,562	11,302,381
State or local housing agency obligations	—	—	56,665	22,644	79,309	57,956
Total available-for-sale securities	1,102,932	4,653,561	6,177,051	3,048,009	14,981,553	14,570,751
Held-to-maturity securities:
State or local housing agency obligations	—	24,395	—	—	24,395	25,615
GSE MBS	—	16,613	11,326	116,206	144,145	157,191
Total held-to-maturity securities	—	41,008	11,326	116,206	168,540	182,806

Total securities	1,155,379	4,714,586	6,194,315	3,164,914	15,229,194	14,834,298

Interest-bearing deposits	2,457,960	—	—	—	2,457,960	1,910,137

Federal funds sold	3,925,000	—	—	—	3,925,000	2,850,000

Securities purchased under agreements to resell	3,625,000	—	—	—	3,625,000	4,150,000
TOTAL INVESTMENTS	$11,163,339	$4,714,586	$6,194,315	$3,164,914	$25,237,154	$23,744,435

Weighted average yields[1]:
Available-for-sale securities	2.46%	3.46%	4.47%	4.87%
Held-to-maturity securities	—%	3.00%	2.17%	1.68%

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

Total consolidated obligations increased $4.4 billion, or 6.2 percent, from December 31, 2025 to June 30, 2026 corresponding with the increase in total assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 70.3 percent and 29.7 percent, respectively, at December 31, 2025 compared to 75.1 percent and 24.9 percent at June 30, 2026, respectively, due to an increase in short-term variable rate and swapped fixed-rate callable bonds. Callable bonds outstanding increased from $15.6 billion at December 31, 2025 to $17.5 billion at June 30, 2026. Callable bonds are typically fixed or structured rate debt that pay higher coupons to investors because of the optionality held by the issuer. When a swap is called by the counterparty in a swapped callable bond transaction, we typically call the hedged bond. Callable bonds provide us with options to replace the bonds at lower costs if interest rates decline. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or Overnight Index Swap (OIS). For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

Derivatives: The notional amount of total derivatives outstanding increased $1.7 billion, from $55.7 billion at December 31, 2025 to $57.4 billion at June 30, 2026, primarily due to increases in interest rate swaps hedging callable consolidated obligation bonds. This change corresponds with the change in balance sheet composition as previously discussed. For additional information regarding the types of derivative instruments and risks hedged, see Table 26 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.

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

Sources and Uses of Liquidity – We manage our liquidity position to serve as a reliable and cost-effective funding source for our members, with consideration for market conditions, member demand, and the maturity profile of our assets and liabilities. We are required to comply with minimum liquidity requirements established by FHFA regulations and guidance, as well as policies established by management and our board of directors. Our primary sources of liquidity are proceeds from the issuance of consolidated obligations, our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, other secured and unsecured borrowings, interest income, and sales of unencumbered assets. During the six months ended June 30, 2026, we maintained continuous access to funding and used these sources to fund advances, purchase mortgage loans and investments, repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock.

During the six months ended June 30, 2026, proceeds from the issuance of bonds and discount notes (net of premiums and discounts) were $37.6 billion and $336.3 billion, respectively, compared to $45.5 billion and $286.0 billion for the six months ended June 30, 2025. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of issuing discount notes. The cumulative amount of discount notes issued exceeded the amount in the prior year due to favorable pricing of discount notes compared to short-term floating debt between periods. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but supply of debt and volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Short-term liquidity includes cash, Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and long-term investments with remaining maturities of one year or less. The maturities of our short-term liquidity investments are structured to provide periodic cash flows to support our ongoing liquidity needs. Short-term liquidity increased between periods, from $10.6 billion as of December 31, 2025 to $11.2 billion as of June 30, 2026. Fluctuations in short-term liquidity reflect the impact of regulatory requirements, anticipated member liquidity needs, and the timing of paydowns, maturities, and investment opportunities on liquidity management practices.

Investment securities on our balance sheet are also a source of potential liquidity. U.S. Treasury obligations and GSE MBS can be sold or pledged as collateral for financing in the securities repurchase agreement market. In addition to balance sheet sources of liquidity, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks.

During the six months ended June 30, 2026, advance disbursements totaled $125.0 billion compared to $129.5 billion for the prior year period. Investment purchases (excluding overnight investments) totaled $1.9 billion in the six months ended June 30, 2026 compared to $1.5 billion for the same period in 2025. Payments on maturing and retired consolidated obligation bonds and discount notes were $30.9 billion and $338.6 billion, respectively, for the six months ended June 30, 2026 compared to $36.8 billion and $290.7 billion for the prior year period, reflecting the opportunistic discount note pricing previously discussed.

Regulatory Liquidity Requirements – We are required to maintain liquidity in accordance with certain FHFA guidance. Under these policies and guidelines, we are required to maintain contingency liquidity in an amount at least equal to anticipated net cash outflows under certain scenarios. One scenario assumes that we cannot access the capital markets for a period of 20 days and during that time members would renew any maturing, prepaid or called advances. In addition, we are required to perform and report to the FHFA the results of an annual liquidity stress test.

The FHFA also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. The current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the six months ended June 30, 2026, we operated within those limits.

During the six months ended June 30, 2026, we were in compliance with all regulatory liquidity requirements.

Capital: Total capital increased $301.8 million, or 7.2 percent, from December 31, 2025 to June 30, 2026 primarily due to an increase in capital stock related to advance utilization and retained earnings in excess of dividends paid, partially offset by merger-related transfers to mandatorily redeemable capital stock (see Table 22).

Table 22 provides a summary of member capital requirements under our current capital plan as of June 30, 2026 and December 31, 2025 (in thousands):

Table 22

Requirement	06/30/2026	12/31/2025
Asset-based (Class A Common Stock only)	$192,226	$188,598
Activity-based (additional Class B Common Stock)[1]	2,286,504	2,128,046
Total Required Stock[2]	2,478,730	2,316,644
Excess Stock (Class A and B Common Stock)	313,977	199,554
Total Regulatory Capital Stock[2]	$2,792,707	$2,516,198

Activity-based Requirements:
Advances[3]	$2,116,132	$1,962,101
Letters of credit	17,673	18,050
AMA assets (mortgage loans)[4]	284,710	277,664
Total Activity-based Requirement	2,418,515	2,257,815
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	60,215	58,829
Total Required Stock[2]	$2,478,730	$2,316,644

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2025 for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 9 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of June 30, 2026 and December 31, 2025.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $116.3 million for the six months ended June 30, 2026 compared to $112.9 million for the same period in the prior year. The weighted average dividend rate was 8.52 percent and 8.55 percent for the three and six months ended June 30, 2026, respectively, which represented a dividend payout ratio of 78.6 percent and 66.3 percent over the same respective periods. The weighted average dividend rate was 8.59 percent and 8.70 percent for the three and six months ended June 30, 2025, respectively, which represented a dividend payout ratio of 60.5 percent and 58.2 percent over the same respective periods. The dividend payout ratio increased during 2026 due to a decline in net income while maintaining a dividend rate consistent with recent periods. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in June 2026 were based on income earned during the three months ended May 31, 2026. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2025 for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold (DPT) rate before paying a higher rate to holders of Class B Common Stock. The DPT is a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal. When the overnight Federal funds effective rate is below 2.00 percent, the DPT is zero for that dividend period (i.e., the DPT is floored at zero). Table 23 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods indicated:

Table 23

Applicable Rate per Annum	06/30/2026	03/31/2026	12/31/2025	09/30/2025	06/30/2025
Class A Common Stock	3.75%	3.75%	4.00%	4.25%	4.25%
Class B Common Stock	9.25	9.25	9.25	9.25	9.25
Weighted Average[1]	8.52	8.57	8.55	8.65	8.59
Dividend Parity Threshold:
Average effective overnight Federal funds rate	3.63%	3.64%	3.90%	4.30%	4.33%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	1.63%	1.64%	1.90%	2.30%	2.33%

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

FHLBank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus such as deregulation by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of FHLBank’s business operations, and could affect the financial condition, results of operations, and reputation of FHLBank. For example, the FHFA is providing FHLBank more discretion for developing its strategic business plan with respect to core mission assets. Additionally, the FHFA proposed to repeal the new business activity rule, which currently requires the FHFA’s nonobjection before FHLBank undertakes certain new business activities.

Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published two joint notices of proposed rulemakings, and the Board of Governors of the Federal Reserve System separately published a third proposed rulemaking applicable to only global systemically important banking organizations (“GSIBs”), that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on Banking Supervision adopted in December 2017 (known as the “Basel III Endgame”). Among other changes, the proposed rules revise risk-based capital calculations, resulting in reduced capital requirements for certain mortgage assets, including those eligible to be sold to FHLBank as acquired member assets, including those eligible for purchase under our MPF program, and collateral eligible to be pledged as security for advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLBank debt securities), which may adversely affect market liquidity and demand for FHLBank debt securities and result in increased funding costs for FHLBank. Finally, the proposed rules would revise the capital surcharge calculation for GSIBs and make material changes to the GSIB short-term wholesale funding reliance methodology, which may increase the capital surcharge attributable to a GSIB’s use of the Bank’s advances and may disincentive GSIBs’ use of FHLBank advances. We continue to evaluate the potential impact of these proposed rules on our financial condition and results of operations.

21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (the “Act”) became law. The Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. We are reviewing how the various reforms brought by the Act could impact collateral held by large institutional investors that is eligible to be pledged to FHLBank, demand for and use of FHLBank advances due to more relaxed regulation around brokered deposits, and FHLBank’s business, operations and financial condition overall.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, FHLBank Topeka and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, see Part I, Item 1A. – “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Duration of Equity: Table 24 presents our duration of equity (DOE) in the base and the up and down 200 basis point interest rate shock scenarios:

Table 24

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2026	2.0	1.9	0.8
03/31/2026	1.5	1.8	0.6
12/31/2025	1.5	1.6	0.5
09/30/2025	1.4	1.6	0.4
06/30/2025	1.5	1.4	0.5

The primary factors contributing to the net changes in duration from March 31, 2026 to June 30, 2026 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable-rate CMOs and their effective cap levels; (2) the relative percent of total assets represented by the fixed-rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period. The relative changes in interest rates and mortgage rates during the period caused the mortgage loan portfolio contribution to duration to change less than the associated liabilities, contributing to the increase in the asset sensitive DOE profile for all interest rate shock scenarios. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio generating a relatively stable sensitivity profile in all interest rate shock scenarios.

The change in interest rates during the period generally lengthens the duration profile for both the fixed-rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The change in advances during the period generated a marginally greater contribution and an overall modest net duration profile change from the mortgage loan and unswapped callable bond portfolios. This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. Even with the increase in our mortgage loan portfolio balance, the net impact was a slight decrease as a percentage of total assets during this period, so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed-rate mortgage loan portfolio.

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

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.3 months and 1.1 months as of June 30, 2026 and December 31, 2025, respectively.

Market Value of Equity: Table 25 presents market value of equity (MVE) as a percent of total regulatory capital stock (TRCS). As of June 30, 2026, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed-rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of June 30, 2026 (see Table 22) contributed to the MVE levels as of June 30, 2026. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 25

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2026	158	164	169
03/31/2026	158	163	167
12/31/2025	162	166	170
09/30/2025	155	159	162
06/30/2025	151	155	158

Detail of Derivative Instruments by Type of Instrument by Type of Risk
Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Table 26 presents the notional amount for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 26

		06/30/2026		12/31/2025
		Notional
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances
Pay fixed, receive variable interest rate swap (without options)	Convert the advance’s fixed rate to a variable-rate index	$12,350,020	$120,402	$12,426,350	$206,658
Pay fixed, receive variable interest rate swap (with options)	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	3,097,200	—	3,362,100	—
Firm commitment to issue an advance	Protect against fair value risk	5,097	—	5,665	—
Total Advances		15,452,317	120,402	15,794,115	206,658
Investments
Pay fixed, receive variable interest rate swap (Non-MBS without options)	Convert the investment’s fixed rate to a variable-rate index	2,600,000	—	3,100,000	—
Pay fixed, receive variable interest rate swap (MBS without options)	Convert the investment’s fixed rate to a variable-rate index	7,955,636	73,457	7,145,731	74,346
Total Investments		10,555,636	73,457	10,245,731	74,346
Mortgage Loans Held for Portfolio
Mortgage Delivery Commitments	Exposure to fair value risk associated with fixed-rate mortgage purchase commitments	—	92,372	—	54,782
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap (without options)	Convert the discount note's fixed rate to a variable rate	17,620,321	—	5,412,035	12,228,449
Firm commitment to issue a consolidated obligation discount note	Protect against fair value risk	—	—	245,655	—
Total Consolidated Obligation Discount Notes		17,620,321	—	5,657,690	12,228,449
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Convert the bond’s fixed rate to a variable-rate index	1,955,000	—	1,787,000	—
Receive fixed, pay variable interest rate swap (with options)	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	10,312,155	—	7,805,000	750,000
Firm commitment to issue a consolidated obligation bond	Protect against fair value risk	110,000	—	10,000	—
Total Consolidated Obligation Bonds		12,377,155	—	9,602,000	750,000
Balance Sheet
Duration of equity/ Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	—	1,067,500	—	1,085,000
TOTAL NOTIONAL BY DESIGNATION		$56,005,429	$1,353,731	$41,299,536	$14,399,235

TOTAL NOTIONAL		$57,359,160		$55,698,771

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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

August 6, 2026	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

August 6, 2026	By: /s/ Philip D. Bacchus
Date	Philip D. Bacchus
Senior Vice President and Chief Financial Officer