Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Topeka
filed 2026-11-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
October 30, 2026
Class A Stock, par value $100 per share	2,758,670
Class B Stock, par value $100 per share	25,433,561

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2026	12/31/2025
ASSETS
Cash and due from banks	$21,585	$21,729
Interest-bearing deposits	1,786,145	1,910,137
Securities purchased under agreements to resell (Note 8)	4,125,000	4,150,000
Federal funds sold	4,595,000	2,850,000

Investment securities:
Trading securities (Note 3)	78,187	80,741
Available-for-sale securities, amortized cost of $15,907,629 and $14,657,195 (Note 3)	15,815,140	14,570,751
Held-to-maturity securities, fair value of $161,600 and $182,504 (Note 3)	162,879	182,806
Total investment securities	16,056,206	14,834,298

Advances (Note 4)	48,584,573	43,667,540
Mortgage loans held for portfolio, net of allowance for credit losses of $4,040 and $3,566 (Note 5)	9,661,136	9,351,305
Accrued interest receivable	283,921	245,759
Derivative assets, net (Notes 6, 8)	407,978	392,242
Other assets	80,576	82,019

TOTAL ASSETS	$85,602,120	$77,505,029

LIABILITIES
Deposits	$1,160,239	$909,553

Consolidated obligations, net:
Discount notes (Note 7)	11,234,829	21,309,301
Bonds (Note 7)	67,977,714	50,547,734
Total consolidated obligations, net	79,212,543	71,857,035

Mandatorily redeemable capital stock	35,838	5,836
Accrued interest payable	394,675	301,720
Affordable Housing Program payable	107,123	113,098
Derivative liabilities, net (Notes 6, 8)	3,113	592
Other liabilities	117,036	129,557

TOTAL LIABILITIES	81,030,567	73,317,391

Commitments and contingencies (Note 12)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2026	12/31/2025
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,899 and 2,597 shares issued and outstanding) (Note 9)	$289,943	$259,684
Class B ($100 par value; 25,391 and 22,507 shares issued and outstanding) (Note 9)	2,539,055	2,250,678
Total capital stock	2,828,998	2,510,362

Retained earnings:
Unrestricted	1,210,376	1,188,693
Restricted	624,640	574,931
Total retained earnings	1,835,016	1,763,624

Accumulated other comprehensive income (loss) (Note 10)	(92,461)	(86,348)

TOTAL CAPITAL	4,571,553	4,187,638

TOTAL LIABILITIES AND CAPITAL	$85,602,120	$77,505,029

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2026	09/30/2025	09/30/2026	09/30/2025
INTEREST INCOME:
Advances	$522,876	$550,890	$1,484,034	$1,607,592
Interest-bearing deposits	25,686	31,405	75,722	91,522
Securities purchased under agreements to resell	33,115	37,835	98,360	105,257
Federal funds sold	43,249	51,438	127,088	151,842
Trading securities	613	732	1,846	5,912
Available-for-sale securities	148,868	178,687	457,753	536,026
Held-to-maturity securities	1,822	2,494	5,701	7,806
Mortgage loans held for portfolio	103,002	94,426	299,477	274,123
Other	175	175	525	555
Total interest income	879,406	948,082	2,550,506	2,780,635

INTEREST EXPENSE:
Deposits	9,817	10,009	29,287	27,907
Consolidated obligations:
Discount notes	166,140	143,296	575,752	374,585
Bonds	589,644	662,625	1,579,256	1,972,976
Mandatorily redeemable capital stock	1,297	121	1,660	250
Other	432	317	1,129	960
Total interest expense	767,330	816,368	2,187,084	2,376,678

NET INTEREST INCOME	112,076	131,714	363,422	403,957
Provision (reversal) for credit losses on mortgage loans	92	(850)	1,826	10
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	111,984	132,564	361,596	403,947

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(76)	911	(72)	5,278
Net gains (losses) on derivatives	(1,070)	433	742	(4,591)
Standby bond purchase agreement commitment fees	927	829	2,640	2,356
Letters of credit fees	2,249	2,025	6,738	6,238
Other	443	779	1,782	2,032
Total other income (loss)	2,473	4,977	11,830	11,313

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2026	09/30/2025	09/30/2026	09/30/2025
OTHER EXPENSES:
Compensation and benefits	$13,779	$13,452	$41,639	$39,166
Other operating	8,318	7,079	23,615	21,083
Voluntary housing and community investment program contributions	6,207	7,364	17,099	19,374
Federal Housing Finance Agency	1,344	1,804	4,033	5,412
Office of Finance	1,310	1,239	4,194	3,679
Mortgage loans transaction service fees	1,867	1,811	5,520	5,356
Other	336	446	979	1,153
Total other expenses	33,161	33,195	97,079	95,223

INCOME BEFORE ASSESSMENTS	81,296	104,346	276,347	320,037

Affordable Housing Program	8,259	10,447	27,801	32,029

NET INCOME	$73,037	$93,899	$248,546	$288,008

FEDERAL HOME LOAN BANK OF TOPEKA - Unaudited
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2026	09/30/2025	09/30/2026	09/30/2025
Net income	$73,037	$93,899	$248,546	$288,008

Other comprehensive income (loss):
Net change in fair value of available-for-sale securities	(40,895)	47,038	(6,044)	5,895
Defined benefit pension plan	(40)	(1)	(69)	(47)
Total other comprehensive income (loss)	(40,935)	47,037	(6,113)	5,848

TOTAL COMPREHENSIVE INCOME (LOSS)	$32,102	$140,936	$242,433	$293,856

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2025	2,453	$245,304	23,417	$2,341,760	25,870	$2,587,064	$1,151,467	$537,849	$1,689,316	$(181,151)	$4,095,229
Comprehensive income							75,119	18,780	93,899	47,037	140,936
Proceeds from issuance of capital stock	—	—	6,838	683,785	6,838	683,785					683,785
Repurchase/redemption of capital stock	(6,340)	(634,029)	(291)	(29,167)	(6,631)	(663,196)					(663,196)
Net reclassification of shares to mandatorily redeemable capital stock	(1,068)	(106,792)	(26)	(2,623)	(1,094)	(109,415)					(109,415)
Net transfer of shares between Class A and Class B	7,572	757,172	(7,572)	(757,172)	—	—					—
Dividends on capital stock (Class A - 4.2%, Class B - 9.3%):
Cash payment							(68)		(68)		(68)
Stock issued			572	57,126	572	57,126	(57,126)		(57,126)		—
Balance at September 30, 2025	2,617	$261,655	22,938	$2,293,709	25,555	$2,555,364	$1,169,392	$556,629	$1,726,021	$(134,114)	$4,147,271

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2026	2,901	$290,125	24,280	$2,428,028	27,181	$2,718,153	$1,212,808	$610,033	$1,822,841	$(51,526)	$4,489,468
Comprehensive income							58,430	14,607	73,037	(40,935)	32,102
Proceeds from issuance of capital stock	—	—	11,361	1,136,100	11,361	1,136,100					1,136,100
Repurchase/redemption of capital stock	(8,821)	(882,163)	(1,075)	(107,423)	(9,896)	(989,586)					(989,586)
Net reclassification of shares to mandatorily redeemable capital stock	(903)	(90,177)	(61)	(6,286)	(964)	(96,463)					(96,463)
Net transfer of shares between Class A and Class B	9,722	972,158	(9,722)	(972,158)	—	—					—
Dividends on capital stock (Class A - 3.8%, Class B - 9.3%):
Cash payment							(68)		(68)		(68)
Stock issued			608	60,794	608	60,794	(60,794)		(60,794)		—
Balance at September 30, 2026	2,899	$289,943	25,391	$2,539,055	28,290	$2,828,998	$1,210,376	$624,640	$1,835,016	$(92,461)	$4,571,553

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2024	4,649	$464,904	21,667	$2,166,701	26,316	$2,631,605	$1,109,059	$499,027	$1,608,086	$(139,962)	$4,099,729
Comprehensive income							230,406	57,602	288,008	5,848	293,856
Proceeds from issuance of capital stock	6	576	21,119	2,111,929	21,125	2,112,505					2,112,505
Repurchase/redemption of capital stock	(17,772)	(1,777,207)	(1,322)	(132,247)	(19,094)	(1,909,454)					(1,909,454)
Net reclassification of shares to mandatorily redeemable capital stock	(4,111)	(411,117)	(380)	(38,040)	(4,491)	(449,157)					(449,157)
Net transfer of shares between Class A and Class B	19,845	1,984,499	(19,845)	(1,984,499)	—	—					—
Dividends on capital stock (Class A - 4.3%, Class B - 9.3%):
Cash payment							(208)		(208)		(208)
Stock issued			1,699	169,865	1,699	169,865	(169,865)		(169,865)		—
Balance at September 30, 2025	2,617	$261,655	22,938	$2,293,709	25,555	$2,555,364	$1,169,392	$556,629	$1,726,021	$(134,114)	$4,147,271

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2025	2,597	$259,684	22,507	$2,250,678	25,104	$2,510,362	$1,188,693	$574,931	$1,763,624	$(86,348)	$4,187,638
Comprehensive income							198,837	49,709	248,546	(6,113)	242,433
Proceeds from issuance of capital stock	8	771	27,985	2,798,522	27,993	2,799,293					2,799,293
Repurchase/redemption of capital stock	(18,499)	(1,849,915)	(3,497)	(349,667)	(21,996)	(2,199,582)					(2,199,582)
Net reclassification of shares to mandatorily redeemable capital stock	(3,651)	(364,987)	(930)	(93,044)	(4,581)	(458,031)					(458,031)
Net transfer of shares between Class A and Class B	22,444	2,244,390	(22,444)	(2,244,390)	—	—					—
Dividends on capital stock (Class A - 3.7%, Class B - 9.3%):
Cash payment							(198)		(198)		(198)
Stock issued			1,770	176,956	1,770	176,956	(176,956)		(176,956)		—
Balance at September 30, 2026	2,899	$289,943	25,391	$2,539,055	28,290	$2,828,998	$1,210,376	$624,640	$1,835,016	$(92,461)	$4,571,553

1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2026	09/30/2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248,546	$288,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (accretion)	(30,676)	(79,377)
Net change in derivatives and hedging activities	791,375	(640,595)
Net (gains) losses on trading securities	72	(5,278)
Other adjustments, net	10,439	5,763
Net change in:
Accrued interest receivable	(37,537)	(7,480)
Net accrued interest included in derivative assets	(17,234)	131,922
Other assets	826	1,981
Accrued interest payable	92,465	40,945
Net accrued interest included in derivative liabilities	(8,324)	35,306
Increase (decrease) in Affordable Housing Program liability	(5,975)	5,006
Other liabilities	(8,688)	(3,097)
Total adjustments	786,743	(514,904)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,035,289	(226,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	73,981	(101,499)
Net (increase) decrease in securities purchased under resale agreements	25,000	1,200,000
Net (increase) decrease in Federal funds sold	(1,745,000)	(1,075,000)
Trading securities:
Proceeds from maturities and principal repayments	2,482	364,002
Available-for-sale securities:
Proceeds from maturities and principal repayments	2,147,752	1,090,042
Purchases	(3,884,989)	(2,344,192)
Held-to-maturity securities:
Proceeds from maturities and principal repayments	19,910	26,727
Advances:
Advances repaid	188,119,162	188,327,014
Advances originated	(193,355,000)	(190,487,429)
Mortgage loans held for portfolio:
Principal collected	931,451	720,196
Purchases	(1,258,679)	(1,063,346)
Net proceeds from sale of foreclosed assets	890	280
Purchases of premises, software and equipment	(878)	(2,378)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8,923,918)	(3,345,583)

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2026	09/30/2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$257,111	$56,407
Net proceeds from issuance of consolidated obligations:
Discount notes	491,758,578	441,019,634
Bonds	64,435,097	60,954,487
Bonds transferred from other FHLBanks	1,000	—
Payments for maturing, retired and transferred consolidated obligations:
Discount notes	(501,820,264)	(437,252,062)
Bonds	(46,917,800)	(60,971,150)
Bonds transferred to other FHLBanks	(1,000)	—
Net interest payments received (paid) for financing derivatives	5,939	10,905
Proceeds from issuance of capital stock	2,799,293	2,112,505
Payments for repurchase/redemption of capital stock	(2,199,582)	(1,909,454)
Payments for repurchase of mandatorily redeemable capital stock	(429,689)	(446,705)
Cash dividends paid	(198)	(208)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,888,485	3,574,359
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(144)	1,880
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,729	25,575
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,585	$27,455

Supplemental disclosures:
Interest paid	$2,129,301	$1,582,689

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2026

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

Purchased Loans (ASU 2025-08)	This update expands the use of the gross-up approach for acquired financial assets by requiring that purchased seasoned loans be accounted for using this method.	The guidance is effective for interim and annual periods beginning after December 15, 2026, which is January 1, 2027 for FHLBank. Early adoption is permitted.	The adoption of this guidance will not have a material impact on FHLBank’s financial condition, results of operations, or cash flows.
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
		The guidance is effective for interim and annual periods beginning after December 15, 2027, which is January 1, 2028 for FHLBank. Early adoption is permitted.	The adoption of this guidance will not have a material impact on FHLBank’s financial condition, results of operations, or cash flows.
Disaggregation of Income Statement Expenses (ASU 2024-03)	This update amends guidance to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on an interim and annual basis.	The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027.	The adoption of this guidance may result in additional disclosures but will not impact FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities, which include mortgage-backed securities (MBS).

Trading Securities: Trading securities by major security type as of September 30, 2026 and December 31, 2025 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2026	12/31/2025
Mortgage-backed securities:
GSE MBS	$78,187	$80,741
Mortgage-backed securities	78,187	80,741
TOTAL	$78,187	$80,741

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2026 are summarized in Table 3.2 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $59,385,000 as of September 30, 2026.

Table 3.2

	09/30/2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,323,943	$4,153	$(50,755)	$3,277,341
State or local housing agency obligations	77,110	—	(3,993)	73,117
Non-mortgage-backed securities	3,401,053	4,153	(54,748)	3,350,458
Mortgage-backed securities:
U.S. obligation MBS	49,681	—	(1,105)	48,576
GSE MBS	12,456,895	45,948	(86,737)	12,416,106
Mortgage-backed securities	12,506,576	45,948	(87,842)	12,464,682
TOTAL	$15,907,629	$50,101	$(142,590)	$15,815,140

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

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses as of September 30, 2026 (in thousands). The gross unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.4

	09/30/2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$737,965	$(187)	$1,318,279	$(50,568)	$2,056,244	$(50,755)
State or local housing agency obligations	73,117	(3,993)	—	—	73,117	(3,993)
Non-mortgage-backed securities	811,082	(4,180)	1,318,279	(50,568)	2,129,361	(54,748)
Mortgage-backed securities:
U.S. obligation MBS	22,034	(437)	26,542	(668)	48,576	(1,105)
GSE MBS	4,069,949	(29,618)	2,219,323	(57,119)	6,289,272	(86,737)
Mortgage-backed securities	4,091,983	(30,055)	2,245,865	(57,787)	6,337,848	(87,842)
TOTAL	$4,903,065	$(34,235)	$3,564,144	$(108,355)	$8,467,209	$(142,590)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2026 and December 31, 2025 are shown in Table 3.6 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6

	09/30/2026		12/31/2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$307,771	$298,586	$1,631,562	$1,578,878
Due after one year through five years	3,016,172	2,978,755	1,601,985	1,571,107
Due after five years through ten years	55,520	52,623	33,955	34,296
Due after ten years	21,590	20,494	23,395	23,661
Non-mortgage-backed securities	3,401,053	3,350,458	3,290,897	3,207,942
Mortgage-backed securities	12,506,576	12,464,682	11,366,298	11,362,809
TOTAL	$15,907,629	$15,815,140	$14,657,195	$14,570,751

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2026 are summarized in Table 3.7 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $296,000 as of September 30, 2026.

Table 3.7

	09/30/2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$24,395	$—	$(180)	$24,215
Non-mortgage-backed securities	24,395	—	(180)	24,215
Mortgage-backed securities:
GSE MBS	138,484	181	(1,280)	137,385
Mortgage-backed securities	138,484	181	(1,280)	137,385
TOTAL	$162,879	$181	$(1,460)	$161,600

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of September 30, 2026 and December 31, 2025 are shown in Table 3.9 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9

	09/30/2026		12/31/2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	24,395	24,215	25,615	25,359
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	24,395	24,215	25,615	25,359
Mortgage-backed securities	138,484	137,385	157,191	157,145
TOTAL	$162,879	$161,600	$182,806	$182,504

NOTE 4 – ADVANCES

General Terms: FHLBank offers fixed-rate and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2026 and December 31, 2025, FHLBank had advances outstanding at interest rates ranging from 0.70 percent to 7.20 percent and 0.58 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $154,226,000 and $134,769,000 as of September 30, 2026 and December 31, 2025, respectively.

Table 4.1

	09/30/2026		12/31/2025
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$32,009,704	4.05%	$27,024,925	3.87%
Due after one year through two years	6,971,777	4.15	6,338,353	3.91
Due after two years through three years	3,407,285	3.96	3,601,557	4.09
Due after three years through four years	2,699,627	3.91	2,867,422	3.84
Due after four years through five years	2,503,645	3.97	2,409,825	3.56
Thereafter	1,314,811	3.90	1,428,929	3.50
Total par value	48,906,849	4.04%	43,671,011	3.86%
Discounts	(11,557)		(8,863)
Hedging adjustments	(310,719)		5,392
TOTAL	$48,584,573		$43,667,540

Table 4.2 presents advances summarized by redemption term or next call date and by redemption term or next put date as of September 30, 2026 and December 31, 2025 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
Redemption Term	09/30/2026	12/31/2025	09/30/2026	12/31/2025
Due in one year or less	$32,718,150	$27,733,397	$33,839,904	$29,691,525
Due after one year through two years	6,467,796	6,039,575	6,962,277	6,540,153
Due after two years through three years	3,402,783	3,297,014	2,829,785	3,027,857
Due after three years through four years	2,653,810	2,844,434	2,631,127	2,213,422
Due after four years through five years	2,398,518	2,380,761	1,810,545	1,800,825
Thereafter	1,265,792	1,375,830	833,211	397,229
TOTAL PAR VALUE	$48,906,849	$43,671,011	$48,906,849	$43,671,011

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of September 30, 2026 and December 31, 2025 (in thousands):

Table 4.3

Redemption Term	09/30/2026	12/31/2025
Fixed-rate:
Due in one year or less	$16,607,359	$14,960,311
Due after one year through three years	6,329,697	6,812,315
Due after three years through five years	3,948,871	5,097,147
Due after five years through fifteen years	991,066	1,398,956
Due after fifteen years	18,071	17,497
Total fixed-rate	27,895,064	28,286,226
Adjustable-rate:
Due in one year or less	15,402,345	12,064,615
Due after one year through three years	4,049,365	3,127,595
Due after three years through five years	1,254,400	180,100
Due after five years through fifteen years	305,675	12,475
Total adjustable-rate	21,011,785	15,384,785
TOTAL PAR VALUE	$48,906,849	$43,671,011

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2026 and December 31, 2025 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $65,709,000 and $62,311,000 as of September 30, 2026 and December 31, 2025, respectively.

Table 5.1

	09/30/2026	12/31/2025
Real estate:
Conventional loans:
Fixed-rate, single-family mortgages, term of 15 years or less at origination	$783,532	$840,519
Fixed-rate, single-family mortgages, term of more than 15 years at origination	8,506,884	8,117,084
Conventional loans unpaid principal balance	9,290,416	8,957,603
Government loans:
Fixed-rate, single-family mortgages, term of 15 years or less at origination	1,378	1,756
Fixed-rate, single-family mortgages, term of more than 15 years at origination	308,591	322,879
Government loans unpaid principal balance	309,969	324,635
Total unpaid principal balance	9,600,385	9,282,238
Net premiums (discounts) and deferred loan fees	77,428	83,368
Hedging adjustments	(12,637)	(10,735)
Total before allowance for credit losses on mortgage loans	9,665,176	9,354,871
Allowance for credit losses on conventional mortgage loans	(4,040)	(3,566)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,661,136	$9,351,305

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2026 and December 31, 2025 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	09/30/2026			12/31/2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$48,745,925	$63,049	$120,153	$41,299,536	$72,817	$97,362
Total derivatives designated as hedging relationships	48,745,925	63,049	120,153	41,299,536	72,817	97,362
Derivatives not designated as hedging instruments:
Interest rate swaps	186,887	2,251	10	13,259,453	2,020	608
Interest rate caps/floors	1,567,500	4,093	—	1,085,000	561	—
Mortgage delivery commitments	144,766	2	2,018	54,782	119	1
Total derivatives not designated as hedging instruments	1,899,153	6,346	2,028	14,399,235	2,700	609
TOTAL	$50,645,078	69,395	122,181	$55,698,771	75,517	97,971
Netting adjustments and cash collateral[1]		338,583	(119,068)		316,725	(97,379)
DERIVATIVE ASSETS AND LIABILITIES		$407,978	$3,113		$392,242	$592

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $478,219,000 and $428,215,000 as of September 30, 2026 and December 31, 2025, respectively. Cash collateral received was $20,568,000 and $14,111,000 as of September 30, 2026 and December 31, 2025, respectively.
FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended September 30, 2026 and 2025, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	09/30/2026
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$522,876	$148,868	$166,140	$589,644
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$189,000	$376,858	$(542)	$(77,120)
Hedged items[2]	(176,597)	(387,280)	343	68,661
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$12,403	$(10,422)	$(199)	$(8,459)

	Three Months Ended
	09/30/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$550,890	$178,687	$143,296	$662,625
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$19,529	$(4,977)	$(95)	$1,572
Hedged items[2]	22,880	36,909	(1,361)	(33,387)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$42,409	$31,932	$(1,456)	$(31,815)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the nine months ended September 30, 2026 and 2025, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Nine Months Ended
	09/30/2026
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,484,034	$457,753	$575,752	$1,579,256
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$355,316	$523,584	$(3,940)	$(120,674)
Hedged items[2]	(316,182)	(516,295)	6,749	89,029
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$39,134	$7,289	$2,809	$(31,645)

	Nine Months Ended
	09/30/2025
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$1,607,592	$536,026	$374,585	$1,972,976
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(96,989)	$(165,018)	$(1,795)	$29,774
Hedged items[2]	219,100	278,936	(14)	(121,632)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$122,111	$113,918	$(1,809)	$(91,858)

[1] Includes net interest settlements in interest income/expense.
[2] Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2026 and December 31, 2025 (in thousands):

Table 6.4

09/30/2026
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$14,000,029	$11,189,763	$(10,230,923)	$(12,385,653)

Basis adjustments for active hedging relationships	$(311,742)	$(507,287)	$5,296	$147,460
Basis adjustments for discontinued hedging relationships	1,023	—	—	(4,831)
Cumulative amount of fair value hedging basis adjustments[2]	$(310,719)	$(507,287)	$5,296	$142,629

12/31/2025
	Advances	Available-for-Sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Carrying value of hedged asset/(liability)[1]	$16,008,104	$10,076,518	$(5,464,653)	$(9,564,060)

Basis adjustments for active hedging relationships	$7,677	$9,008	$(1,455)	$58,742
Basis adjustments for discontinued hedging relationships	(2,285)	—	—	(5,142)
Cumulative amount of fair value hedging basis adjustments[2]	$5,392	$9,008	$(1,455)	$53,600

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Nine Months Ended
	09/30/2026	09/30/2025	09/30/2026	09/30/2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$1,160	$802	$800	$(7,528)
Interest rate caps/floors	1,148	(577)	2,212	(3,495)
Net interest settlements	361	(477)	2,608	5,002
Price alignment amount[1]	(11)	(3)	(17)	(75)
Mortgage delivery commitments	(3,728)	688	(4,861)	1,505
NET GAINS (LOSSES) ON DERIVATIVES	$(1,070)	$433	$742	$(4,591)

[1] This amount is for derivatives for which variation margin is characterized as a daily settled contract.

FHLBank’s net exposure on derivative agreements is presented in Note 8 – Assets and Liabilities Subject to Offsetting.

NOTE 7 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 7.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

Table 7.1

	09/30/2026		12/31/2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$49,494,075	3.70%	$29,814,425	3.56%
Due after one year through two years	7,912,975	3.69	10,239,855	3.63
Due after two years through three years	1,761,975	3.35	2,199,740	3.15
Due after three years through four years	1,409,680	3.39	1,403,455	3.34
Due after four years through five years	1,836,975	3.59	1,384,350	3.36
Thereafter	5,713,385	4.02	5,565,900	3.73
Total par value	68,129,065	3.70%	50,607,725	3.57%
Net premiums (discounts) and concession fees	(8,722)		(6,391)
Hedging adjustments	(142,629)		(53,600)
TOTAL	$67,977,714		$50,547,734

FHLBank’s consolidated obligation bonds outstanding as of September 30, 2026 and December 31, 2025 include callable bonds totaling $17,851,155,000 and $15,633,500,000, respectively. Table 7.2 summarizes FHLBank’s consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2026 and December 31, 2025 (in thousands):

Table 7.2

Year of Maturity or Next Call Date	09/30/2026	12/31/2025
Due in one year or less	$59,708,075	$39,445,425
Due after one year through two years	6,639,475	8,642,355
Due after two years through three years	621,475	1,204,240
Due after three years through four years	316,680	472,955
Due after four years through five years	203,475	112,850
Thereafter	639,885	729,900
TOTAL PAR VALUE	$68,129,065	$50,607,725

Table 7.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2026 and December 31, 2025 (in thousands):

Table 7.3

	09/30/2026	12/31/2025
Fixed-rate	$21,085,065	$18,328,225
Simple variable-rate	46,186,000	30,951,500
Step	858,000	1,328,000
TOTAL PAR VALUE	$68,129,065	$50,607,725

Consolidated Obligation Discount Notes: Table 7.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 7.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2026	$11,234,829	$11,308,991	3.68%

December 31, 2025	$21,309,301	$21,450,283	3.70%

1    Represents yield to maturity excluding concession fees.

NOTE 8 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

Tables 8.1 and 8.2 present the fair value of financial assets and liabilities, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2026 and December 31, 2025 (in thousands):

Table 8.1

09/30/2026
Description	Gross Amounts of Recognized	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$53,213	$(51,384)	$1,829	$(2)	$1,827
Cleared derivatives	16,182	389,967	406,149	—	406,149
Total derivative assets	69,395	338,583	407,978	(2)	407,976
Securities purchased under agreements to resell	4,125,000	—	4,125,000	(4,125,000)	—
TOTAL	$4,194,395	$338,583	$4,532,978	$(4,125,002)	$407,976
Derivative liabilities:
Uncleared derivatives	$120,003	$(116,890)	$3,113	$(2,018)	$1,095
Cleared derivatives	2,178	(2,178)	—	—	—
Total derivative liabilities	122,181	(119,068)	3,113	(2,018)	1,095
TOTAL	$122,181	$(119,068)	$3,113	$(2,018)	$1,095

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

Table 9.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

Table 9.1

	09/30/2026		12/31/2025
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$978,905	$4,407,728	$832,553	$4,018,918
Total regulatory capital-to-asset ratio	4.0%	5.5%	4.0%	5.5%
Total regulatory capital	$3,424,085	$4,699,852	$3,100,201	$4,279,822
Leverage capital ratio	5.0%	8.1%	5.0%	8.1%
Leverage capital	$4,280,106	$6,903,716	$3,875,251	$6,289,282

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 10.1 summarizes the changes in AOCI for the three months ended September 30, 2026 and 2025 (in thousands):

Table 10.1

Total AOCI
Balance at June 30, 2025	$(181,151)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	47,038
Net gains (losses) - defined benefit pension plan	(1)
Net current period other comprehensive income (loss)	47,037
Balance at September 30, 2025	$(134,114)

Balance at June 30, 2026	$(51,526)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	(40,895)
Net gains (losses) - defined benefit pension plan	(40)
Net current period other comprehensive income (loss)	(40,935)
Balance at September 30, 2026	$(92,461)

Table 10.2 summarizes the changes in AOCI for the nine months ended September 30, 2026 and 2025 (in thousands):

Table 10.2

Total AOCI
Balance at December 31, 2024	$(139,962)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	5,895
Net gains (losses) - defined benefit pension plan	(47)
Net current period other comprehensive income (loss)	5,848
Balance at September 30, 2025	$(134,114)

Balance at December 31, 2025	$(86,348)
Other comprehensive income (loss) before reclassification:
Change in unrealized gains (losses) - available-for-sale securities	(6,044)
Net gains (losses) - defined benefit pension plan	(69)
Net current period other comprehensive income (loss)	(6,113)
Balance at September 30, 2026	$(92,461)

NOTE 11 – FAIR VALUES

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of September 30, 2026 and December 31, 2025 are summarized in Tables 11.1 and 11.2 (in thousands):

Table 11.1

	09/30/2026
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$21,585	$21,585	$21,585	$—	$—	$—
Interest-bearing deposits	1,786,145	1,786,145	—	1,786,145	—	—
Securities purchased under agreements to resell	4,125,000	4,125,000	—	4,125,000	—	—
Federal funds sold	4,595,000	4,595,000	—	4,595,000	—	—
Trading securities	78,187	78,187	—	78,187	—	—
Available-for-sale securities	15,815,140	15,815,140	—	15,742,023	73,117	—
Held-to-maturity securities	162,879	161,600	—	137,385	24,215	—
Advances	48,584,573	48,631,694	—	48,631,694	—	—
Mortgage loans held for portfolio, net of allowance	9,661,136	8,620,398	—	8,606,355	14,043	—
Accrued interest receivable	283,921	283,921	—	283,921	—	—
Derivative assets	407,978	407,978	—	69,395	—	338,583
Liabilities:
Deposits	1,160,239	1,160,239	—	1,160,239	—	—
Consolidated obligation discount notes	11,234,829	11,234,040	—	11,234,040	—	—
Consolidated obligation bonds	67,977,714	67,058,430	—	67,058,430	—	—
Mandatorily redeemable capital stock	35,838	35,838	35,838	—	—	—
Accrued interest payable	394,675	394,675	—	394,675	—	—
Derivative liabilities	3,113	3,113	—	122,181	—	(119,068)
Other Asset (Liability):
Industrial revenue bonds	35,000	34,374	—	34,374	—	—
Financing obligation payable	(35,000)	(34,374)	—	(34,374)	—	—

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

Fair Value Measurements: Tables 11.3 and 11.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2026 and December 31, 2025 (in thousands).

Table 11.3

	09/30/2026
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE MBS	$78,187	$—	$78,187	$—	$—
Total trading securities	78,187	—	78,187	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,277,341	—	3,277,341	—	—
U.S. obligation MBS	48,576	—	48,576	—	—
GSE MBS	12,416,106	—	12,416,106	—	—
State or local housing agency obligations	73,117	—	—	73,117	—
Total available-for-sale securities	15,815,140	—	15,742,023	73,117	—
Derivative assets:
Interest-rate related	407,976	—	69,393	—	338,583
Mortgage delivery commitments	2	—	2	—	—
Total derivative assets	407,978	—	69,395	—	338,583
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$16,301,305	$—	$15,889,605	$73,117	$338,583

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$1,095	$—	$120,163	$—	$(119,068)
Mortgage delivery commitments	2,018	—	2,018	—	—
Total derivative liabilities	3,113	—	122,181	—	(119,068)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$3,113	$—	$122,181	$—	$(119,068)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$14,226	$—	$—	$14,226	$—
Real estate owned	1,032	—	—	1,032	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$15,258	$—	$—	$15,258	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the nine months ended September 30, 2026 and still outstanding as of September 30, 2026.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,209,315,440,000 and $1,079,725,972,000 as of September 30, 2026 and December 31, 2025, respectively.

Off-balance Sheet Commitments: Table 12.1 presents off-balance sheet commitments at September 30, 2026 and December 31, 2025 (in thousands). No allowance for credit losses was recorded on these commitments at September 30, 2026 and December 31, 2025.

Table 12.1

	09/30/2026			12/31/2025
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$6,959,948	$34,074	$6,994,022	$7,192,143	$27,857	$7,220,000
Advance commitments outstanding	110,097	—	110,097	5,115	551	5,666
Principal commitments for standby bond purchase agreements	209,465	1,014,665	1,224,130	305,010	893,595	1,198,605
Commitments to fund or purchase mortgage loans	144,766	—	144,766	54,782	—	54,782
Commitments to issue consolidated bonds, at par	1,360,000	—	1,360,000	3,865,000	—	3,865,000
Commitments to issue consolidated discount notes, at par	—	—	—	257,124	—	257,124

NOTE 13 – TRANSACTIONS WITH STOCKHOLDERS

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 13.1 and 13.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands).

Table 13.1

09/30/2026
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$609,881	23.7%	$610,381	21.3%
TOTAL		$500	0.2%	$609,881	23.7%	$610,381	21.3%

Table 13.2

12/31/2025
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$580,765	25.8%	$581,265	23.1%
TOTAL		$500	0.2%	$580,765	25.8%	$581,265	23.1%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2026 and December 31, 2025 are summarized in Table 13.3 (dollar amounts in thousands).

Table 13.3

	09/30/2026		12/31/2025		09/30/2026		12/31/2025
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$13,250,000	27.1%	$12,620,000	28.9%	$1,937	0.2%	$476	0.1%
TOTAL	$13,250,000	27.1%	$12,620,000	28.9%	$1,937	0.2%	$476	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2026 and 2025.

Interest income from MidFirst Bank was $129,570,000 and $143,353,000 for the three months ended September 30, 2026 and 2025 and $385,473,000 and $407,877,000 for the nine months ended September 30, 2026 and 2025, respectively, which was the only member with interest income in excess of ten percent of total revenue for those periods.

Transactions with FHLBank Directors’ Financial Institutions: Table 13.4 presents information as of September 30, 2026 and December 31, 2025 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 13.4

	09/30/2026		12/31/2025
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$4,218,090	8.6%	$2,945,294	6.7%

Deposits	$52,207	4.5%	$82,057	9.0%

Class A Common Stock	$41,242	14.1%	$25,389	9.7%
Class B Common Stock	251,447	9.8	143,419	6.4
TOTAL CAPITAL STOCK	$292,689	10.2%	$168,808	6.7%

Table 13.5 presents mortgage loans acquired during the three and nine months ended September 30, 2026 and 2025 for members that had an officer or director serving on FHLBank’s board of directors in 2026 or 2025 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 13.5

	Three Months Ended				Nine Months Ended
	09/30/2026		09/30/2025		09/30/2026		09/30/2025
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$43,915	11.7%	$20,150	5.5%	$122,691	9.8%	$74,249	7.0%

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
Table 1 presents selected financial data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2026	06/30/2026	03/31/2026	12/31/2025	09/30/2025
Statement of Condition (as of period end):
Total assets	$85,602,120	$82,554,043	$81,254,233	$77,505,029	$79,872,254
Advances	48,584,573	46,952,435	47,314,100	43,667,540	44,029,112
Mortgage loans, net	9,661,136	9,584,120	9,423,774	9,351,305	9,284,317
Short-term liquidity investments[1]	10,506,145	10,007,960	8,736,707	8,910,137	10,910,963
Investment securities	16,056,206	15,229,194	15,055,808	14,834,298	14,908,747
Total liabilities	81,030,567	78,064,575	76,826,416	73,317,391	75,724,983
Deposits	1,160,239	1,169,420	1,410,778	909,553	1,046,036
Consolidated obligations, net[2]	79,212,543	76,285,587	74,893,362	71,857,035	74,106,526
Total capital	4,571,553	4,489,468	4,427,817	4,187,638	4,147,271
Capital stock	2,828,998	2,718,153	2,713,586	2,510,362	2,555,364
Retained earnings	1,835,016	1,822,841	1,806,347	1,763,624	1,726,021
Statement of Income (for the quarterly period ended):
Net interest income	112,076	118,854	132,492	136,317	131,714
Other income (loss)	2,473	4,861	4,496	3,095	4,977
Voluntary housing and community investment program contributions[3]	6,207	10,509	383	9,730	7,364
Other expenses	26,954	26,669	26,357	28,027	25,831
Income before assessments	81,296	85,714	109,337	101,693	104,346
AHP assessments	8,259	8,596	10,945	10,181	10,447
Net income	73,037	77,118	98,392	91,512	93,899
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Total average interest-earning assets	87,593,929	85,993,904	81,891,203	78,660,346	81,750,993
Average advances	51,282,645	50,290,340	46,594,106	43,561,465	46,770,546
Total average interest-bearing liabilities	82,462,064	80,875,702	77,059,821	74,075,557	76,979,163
Dividends paid	60,861	60,625	55,668	53,909	57,194
Weighted average dividend rate[4]	8.62%	8.52%	8.57%	8.55%	8.65%
Dividend payout ratio[5]	83.33%	78.61%	56.58%	58.91%	60.91%
Return on average equity	6.28%	6.69%	9.12%	8.74%	8.89%
Return on average assets	0.33%	0.36%	0.49%	0.46%	0.45%
Average equity to average assets	5.25%	5.36%	5.32%	5.26%	5.11%
Net interest margin[6]	0.51%	0.55%	0.66%	0.69%	0.64%
Total capital ratio[7]	5.34%	5.44%	5.45%	5.40%	5.19%
Regulatory capital ratio[8]	5.49%	5.59%	5.57%	5.52%	5.37%

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

Performance Highlights:
•Total Assets: Total assets increased $8.1 billion, or 10.4 percent, from prior year end to $85.6 billion driven by a $4.9 billion increase in advances, a $1.6 billion increase in short-term liquidity investments, and a $1.2 billion increase in investment securities.
•Advances: Advances increased $4.9 billion, or 11.3 percent, from prior year end to $48.6 billion driven by increased utilization among insurance company and large depository members, with the majority of the growth in line of credit advances. Advances represented 56.8 percent of total assets, compared to 56.3 percent at prior year end.
•Mortgage loans: Mortgage loans increased $0.3 billion to $9.7 billion, representing 11.3 percent of total assets, compared to 12.1 percent at prior year end.
•Investment securities: Investment securities increased $1.2 billion to $16.1 billion, driven by purchases of multifamily mortgage-backed securities. Investment securities represented 18.8 percent of total assets compared to 19.1 percent at prior year end.
•Net Income: Net income declined year over year, decreasing $20.9 million to $73.0 million for the quarter ended September 30, 2026, compared to $93.9 million for the prior-year quarter.
•Net interest income/margin: Net interest income was $112.1 million for the quarter ended September 30, 2026, $19.6 million lower than the prior-year quarter. The decline in net interest income was driven by fair value hedge accounting adjustments on investment securities. Net interest margin decreased thirteen basis points to 0.51 percent between quarterly periods, while net interest spread decreased ten basis points to 0.29 percent between quarterly periods. The margin and spread declines reflect fair value hedge accounting adjustments that reduced net interest income on hedged investment securities during the quarter.
•Performance ratios: Return on average equity decreased to 6.3 percent for the current quarter compared to 8.9 percent for the prior year quarter. The decrease reflects lower net income and higher average balance of capital stock resulting from increased advance utilization.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy, as discussed in greater detail below.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2026	09/30/2025	09/30/2026	09/30/2025	09/30/2026	12/31/2025
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	Ending	Ending
	Average	Average	Average	Average	Rate	Rate
SOFR[1]	3.67%	4.33%	3.65%	4.33%	3.90%	3.87%
Federal funds effective rate[1]	3.67	4.30	3.65	4.32	3.88	3.64
Federal Reserve interest rate on reserve balances[1]	3.69	4.37	3.66	4.39	3.90	3.65
3-month U.S. Treasury bill[1]	3.87	4.19	3.75	4.27	4.12	3.63
2-year U.S. Treasury note[1]	4.36	3.73	3.97	3.92	4.89	3.47
5-year U.S. Treasury note[1]	4.50	3.80	4.13	4.01	5.09	3.73
10-year U.S. Treasury note[1]	4.75	4.26	4.46	4.36	5.29	4.17
30-year residential mortgage note rate[1,2]	6.83	6.65	6.53	6.79	7.30	6.32

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed-rate mortgage contract rate.

At its October 2026 meeting, the Federal Open Market Committee (FOMC) of the Federal Reserve maintained the target range for the federal funds rate at 3.75 percent to 4.00 percent. The FOMC noted that inflation remains elevated and geopolitical developments added to uncertainty, while domestic spending remained resilient and the unemployment rate held steady. It indicated that future adjustments to the target range would depend on incoming data. The ongoing conflict in the Middle East, along with concerns over oil prices and supply, European sovereign debt, and debt financing of artificial intelligence infrastructure contributed to heightened interest rate volatility during 2026. These developments did not adversely affect the FHLBank System’s access to capital markets.

For further discussion of FHLBank debt, see this Item 2 – “Financial Condition – Consolidated Obligations.”

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect our reported results and disclosures.

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2026.

Results of Operations
Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2026 vs. 09/30/2025		09/30/2026 vs. 09/30/2025
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(68,676)	(7.2)%	$(230,129)	(8.3)%
Total interest expense	(49,038)	(6.0)	(189,594)	(8.0)
Net interest income	(19,638)	(14.9)	(40,535)	(10.0)
Provision (reversal) for credit losses on mortgage loans	942	110.8	1,816	18,160.0
Net interest income after mortgage loan loss provision	(20,580)	(15.5)	(42,351)	(10.5)
Net gains (losses) on trading securities	(987)	(108.3)	(5,350)	(101.4)
Net gains (losses) on derivatives	(1,503)	(347.1)	5,333	116.2
Other non-interest income	(14)	(0.4)	534	5.0
Total other income (loss)	(2,504)	(50.3)	517	4.6
Operating expenses	1,566	7.6	5,005	8.3
Voluntary housing and community investment program contributions	(1,157)	(15.7)	(2,275)	(11.7)
Other non-interest expenses	(443)	(8.4)	(874)	(5.6)
Total other expenses	(34)	(0.1)	1,856	1.9
AHP assessments	(2,188)	(20.9)	(4,228)	(13.2)
NET INCOME	$(20,862)	(22.2)%	$(39,462)	(13.7)%

For the three- and nine-months ended September 30, 2026, net income decreased $20.9 million and $39.5 million, respectively, compared to the same periods in the prior year. The decline in both the quarter and year-to-date periods is attributed primarily to a decrease in net interest income, as discussed in greater detail below.

Net Interest Income: Net interest income and net interest margin are impacted by balance sheet composition, market interest rates and trends, derivative and hedging activities, and net interest spread. For the quarter ended September 30, 2026, net interest income decreased $19.6 million, or 14.9 percent, to $112.1 million compared to $131.7 million for the prior year period. Net interest income decreased $40.5 million, or 10.0 percent, to $363.4 million for the nine months ended September 30, 2026 compared to $404.0 million for the corresponding prior-year period. The decline in net interest income for both the three- and nine-month periods was due primarily to hedge accounting adjustments on maturing swapped Treasury securities. Average short-term interest rates declined between periods but the impact was partially offset by the increase in the average balances of interest-earning assets between quarterly periods.

Net interest margin decreased by thirteen basis points for the current quarter and ten basis points for the nine-months ended September 30, 2026 (see Tables 8 and 10), primarily due to the hedge accounting adjustments during the period. Net interest spread, which represents the difference between the yield on interest-earning assets and the average cost of funding, declined ten basis points for the current quarter and seven basis points for the current nine-month period. For further discussion of earning assets, see “Financial Condition” under this Item 2.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives, amortization/accretion of hedging activities, and the changes in fair values of hedged items and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. Interest income on fair value hedges declined $47.5 million and $124.6 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year due to declines in short-term interest rates between periods and hedge accounting adjustments on maturing swapped Treasury securities. These securities were purchased at discounts and hedged with strategies that measured the change in fair value using the full contractual coupon, resulting in a residual basis adjustment recognized at maturity that offset the cumulative discount accretion recognized over the life of the security. Additional hedge accounting adjustments on maturing swapped Treasury securities will be recognized as they mature periodically through the third quarter of 2028. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 09/30/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,594	$(20,121)	$—	$(277)	$(103)	$(18,907)
Net amortization/accretion of hedging activities	789	—	454	—	105	1,348
Net interest received (paid)	11,806	12,559	—	64	(8,460)	15,969
Price alignment amount[1]	(1,786)	(2,860)	—	14	(1)	(4,633)
TOTAL	$12,403	$(10,422)	$454	$(199)	$(8,459)	$(6,223)

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 5

	Three Months Ended 09/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(223)	$(3,171)	$—	$—	$(176)	$(3,570)
Net amortization/accretion of hedging activities	903	—	215	—	102	1,220
Net interest received (paid)	42,328	36,137	—	(1,471)	(31,730)	45,264
Price alignment amount[1]	(599)	(1,034)	—	15	(11)	(1,629)
TOTAL	$42,409	$31,932	$215	$(1,456)	$(31,815)	$41,285

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 6

	Nine Months Ended 09/30/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,410	$(30,288)	$—	$301	$161	$(27,416)
Net amortization/accretion of hedging activities	1,759	—	825	—	310	2,894
Net interest received (paid)	38,127	42,642	—	2,472	(32,085)	51,156
Price alignment amount[1]	(3,162)	(5,065)	—	36	(31)	(8,222)
TOTAL	$39,134	$7,289	$825	$2,809	$(31,645)	$18,412

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 7

	Nine Months Ended 09/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(2,105)	$15,442	$—	$(190)	$(375)	$12,772
Net amortization/accretion of hedging activities	2,694	—	613	—	301	3,608
Net interest received (paid)	125,373	104,174	—	(1,654)	(91,667)	136,226
Price alignment amount[1]	(3,851)	(5,698)	—	35	(117)	(9,631)
TOTAL	$122,111	$113,918	$613	$(1,809)	$(91,858)	$142,975

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	09/30/2026			09/30/2025
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,758,927	$25,686	3.69%	$2,764,494	$31,405	4.51%
Securities purchased under agreements to resell	3,508,707	33,115	3.74	3,409,239	37,835	4.40
Federal funds sold	4,607,554	43,249	3.72	4,671,446	51,438	4.37
Investment securities[1,2]	15,757,825	151,303	3.81	14,850,910	181,913	4.86
Advances[1,2]	51,282,645	522,876	4.05	46,770,546	550,890	4.67
Mortgage loans[3,4]	9,643,271	103,002	4.24	9,249,358	94,426	4.05
Other interest-earning assets	35,000	175	1.98	35,000	175	1.98
Total earning assets	87,593,929	879,406	3.98	81,750,993	948,082	4.60
Other non-interest-earning assets	287,344			248,148
Total assets	$87,881,273			$81,999,141

Interest-bearing liabilities:
Deposits	$1,153,602	$9,817	3.38%	$983,202	$10,009	4.04%
Consolidated obligations[1]:
Discount Notes	17,754,179	166,140	3.71	13,351,460	143,296	4.26
Bonds	63,443,968	589,644	3.69	62,596,878	662,625	4.20
Other borrowings	110,315	1,729	6.22	47,623	438	3.65
Total interest-bearing liabilities	82,462,064	767,330	3.69	76,979,163	816,368	4.21
Capital and other non-interest-bearing funds	5,419,209			5,019,978
Total funding	$87,881,273			$81,999,141

Net interest income and net interest spread[5]		$112,076	0.29%		$131,714	0.39%

Net interest margin[6]			0.51%			0.64%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $2.1 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively.
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

Table 9

	Three Months Ended
	09/30/2026 vs. 09/30/2025
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(63)	$(5,656)	$(5,719)
Securities purchased under agreements to resell	1,077	(5,797)	(4,720)
Federal funds sold	(695)	(7,494)	(8,189)
Investment securities	10,580	(41,190)	(30,610)
Advances	50,161	(78,175)	(28,014)
Mortgage loans	4,111	4,465	8,576
Total interest-earning assets	65,171	(133,847)	(68,676)
Interest Expense[3]:
Deposits	1,589	(1,781)	(192)
Consolidated obligations:
Discount notes	42,893	(20,049)	22,844
Bonds	8,857	(81,838)	(72,981)
Other borrowings	841	450	1,291
Total interest-bearing liabilities	54,180	(103,218)	(49,038)
Change in net interest income	$10,991	$(30,629)	$(19,638)

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Nine Months Ended
	09/30/2026			09/30/2025
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,756,358	$75,722	3.67%	$2,772,605	$91,522	4.41%
Securities purchased under agreements to resell	3,528,125	98,360	3.73	3,186,952	105,257	4.42
Federal funds sold	4,592,659	127,088	3.70	4,625,696	151,842	4.39
Investment securities[1,2]	15,354,921	465,300	4.05	14,481,214	549,744	5.08
Advances[1,2]	49,406,205	1,484,034	4.02	46,075,771	1,607,592	4.66
Mortgage loans[3,4]	9,507,300	299,477	4.21	9,116,497	274,123	4.02
Other interest-earning assets	35,000	525	2.01	35,916	555	2.07
Total earning assets	85,180,568	2,550,506	4.00	80,294,651	2,780,635	4.63
Other non-interest-earning assets	274,970			247,808
Total assets	$85,455,538			$80,542,459

Interest-bearing liabilities:
Deposits	$1,160,613	29,287	3.37	$914,577	27,907	4.08
Consolidated obligations[1]:
Discount Notes	20,944,380	575,752	3.68	11,601,669	374,585	4.32
Bonds	57,974,129	1,579,256	3.64	62,997,603	1,972,976	4.19
Other borrowings	73,195	2,789	5.09	46,153	1,210	3.50
Total interest-bearing liabilities	80,152,317	2,187,084	3.65	75,560,002	2,376,678	4.21
Capital and other non-interest-bearing funds	5,303,221			4,982,457
Total funding	$85,455,538			$80,542,459

Net interest income and net interest spread[5]		$363,422	0.35%		$403,957	0.42%

Net interest margin[6]			0.57%			0.67%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement income payments made to PFIs are netted against interest earnings on the mortgage loans. The expense related to these payments was $6.2 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Table 11

	Nine Months Ended
	09/30/2026 vs. 09/30/2025
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(533)	$(15,267)	$(15,800)
Securities purchased under agreements to resell	10,553	(17,450)	(6,897)
Federal funds sold	(1,077)	(23,677)	(24,754)
Investment securities	31,628	(116,072)	(84,444)
Advances	110,673	(234,231)	(123,558)
Mortgage loans	12,016	13,338	25,354
Other assets	(14)	(16)	(30)
Total earning assets	163,246	(393,375)	(230,129)
Interest Expense[3]:
Deposits	6,717	(5,337)	1,380
Consolidated obligations:
Discount notes	263,813	(62,646)	201,167
Bonds	(149,547)	(244,173)	(393,720)
Other borrowings	890	689	1,579
Total interest-bearing liabilities	121,873	(311,467)	(189,594)
Change in net interest income	$41,373	$(81,908)	$(40,535)

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 09/30/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,267	$(107)	$—	$—	$—	$1,148	$2,308
Mortgage delivery commitments	—	—	(3,728)	—	—	—	(3,728)
Economic hedges – net interest received (paid)	81	280	—	—	—	—	361
Price alignment amount[1]	(11)	—	—	—	—	—	(11)
Net gains (losses) on derivatives	1,337	173	(3,728)	—	—	1,148	(1,070)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(60)	—	—	—		(60)
TOTAL	$1,337	$113	$(3,728)	$—	$—	$1,148	$(1,130)

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 13

	Three Months Ended 09/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(468)	$(464)	$—	$1,419	$312	$(574)	$225
Mortgage delivery commitments	—	—	688	—	—	—	688
Economic hedges – net interest received (paid)	591	506	—	(1,294)	(318)	38	(477)
Price alignment amount[1]	(7)	(1)	—	5	—	—	(3)
Net gains (losses) on derivatives	116	41	688	130	(6)	(536)	433
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	883	—	—	—		883
TOTAL	$116	$924	$688	$130	$(6)	$(536)	$1,316

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 14

	Nine Months Ended 09/30/2026
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,451	$(55)	$—	$(1,828)	$232	$2,212	$3,012
Mortgage delivery commitments	—	—	(4,861)	—	—	—	(4,861)
Economic hedges – net interest received (paid)	271	823	—	1,599	(85)	—	2,608
Price alignment amount[1]	(19)	—	—	2	—	—	(17)
Net gains (losses) on derivatives	2,703	768	(4,861)	(227)	147	2,212	742
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(69)	—	—	—	—	(69)
TOTAL	$2,703	$699	$(4,861)	$(227)	$147	$2,212	$673

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Table 15

	Nine Months Ended 09/30/2025
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Balance Sheet	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(3,134)	$(4,885)	$—	$(183)	$584	$(3,405)	$(11,023)
Mortgage delivery commitments	—	—	1,505	—	—	—	1,505
Economic hedges – net interest received (paid)	1,781	4,463	—	(596)	(685)	39	5,002
Price alignment amount[1]	(50)	(2)	—	9	(32)	—	(75)
Net gains (losses) on derivatives	(1,403)	(424)	1,505	(770)	(133)	(3,366)	(4,591)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	5,257	—	—	—	—	5,257
TOTAL	$(1,403)	$4,833	$1,505	$(770)	$(133)	$(3,366)	$666

1    Represents the interest amount on derivative collateral for which variation margin is characterized as a daily settled contract.

Other Expenses: Other expenses, which includes compensation and benefits, other operating expenses and voluntary housing and community investment program contributions, were flat for the three months ended September 30, 2026 and increased $1.9 million for the nine months ended September 30, 2026 compared with the corresponding prior-year periods. The nine-month increase was driven primarily by higher compensation and benefits and other operating expense, partially offset by lower voluntary housing contributions.

For 2026, FHLBank has voluntarily committed an additional $25.5 million above statutory requirements, or five percent of its 2025 net income before assessments and voluntary contributions, to support housing and community development programs.

Financial Condition
Overall: Table 16 presents the percentage concentration of the major components of our Statements of Condition:

Table 16

	Component Concentration
	09/30/2026	12/31/2025
Assets:
Cash and due from banks	—%	—%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	12.3	11.6
Investment securities	18.8	19.1
Advances	56.8	56.3
Mortgage loans, net	11.3	12.1
Other assets	0.8	0.9
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.5%	1.3%
Consolidated obligation discount notes, net	13.1	27.5
Consolidated obligation bonds, net	79.4	65.2
Other liabilities	0.7	0.6
Total liabilities	94.7	94.6

Capital:
Capital stock outstanding	3.3	3.2
Retained earnings	2.1	2.3
Accumulated other comprehensive income (loss)	(0.1)	(0.2)
Total capital	5.3	5.4
Total liabilities and capital	100.0%	100.0%

Table 17 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 17

	Increase (Decrease) in Components
	09/30/2026 vs. 12/31/2025
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(144)	(0.7)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	1,596,008	17.9
Investment securities	1,221,908	8.2
Advances	4,917,033	11.3
Mortgage loans, net	309,831	3.3
Other assets	52,455	7.3
Total assets	$8,097,091	10.4%

Liabilities:
Deposits	$250,686	27.6%
Consolidated obligation discount notes, net	(10,074,472)	(47.3)
Consolidated obligation bonds, net	17,429,980	34.5
Other liabilities	106,982	19.4
Total liabilities	7,713,176	10.5

Capital:
Capital stock outstanding	318,636	12.7
Retained earnings	71,392	4.0
Accumulated other comprehensive income (loss)	(6,113)	7.1
Total capital	383,915	9.2
Total liabilities and capital	$8,097,091	10.4%

Total assets increased $8.1 billion between periods, from $77.5 billion at December 31, 2025 to $85.6 billion at September 30, 2026. The increase was driven by a $4.9 billion increase in advances, a $1.6 billion increase in short-term liquidity investments, and a $1.2 billion increase in investment securities. Asset composition remained relatively consistent between years, with advances continuing to comprise the largest asset on the balance sheet, increasing from 56.3 percent of total assets at December 31, 2025 to 56.8 percent at September 30, 2026.

Total liabilities increased $7.7 billion over the same period, consistent with the growth in assets, but the composition of debt shifted. Consolidated obligation bonds and discount notes represented 70.3 percent and 29.7 percent of total consolidated obligations, respectively, at December 31, 2025 compared to 85.8 percent and 14.2 percent at September 30, 2026. This shift reflects an increase in short-term variable-rate and swapped fixed-rate callable bonds.

Total capital increased $383.9 million, or 9.2 percent, from December 31, 2025 to September 30, 2026 due to an increase in capital stock resulting from increased advance utilization and growth in retained earnings in excess of dividends paid, partially offset by merger-related transfers to mandatorily redeemable capital stock (see Table 22).

Advances: Advances are a primary means of providing liquidity to members and were our largest asset at September 30, 2026 and December 31, 2025. Advance par value increased by $5.2 billion, or 12.0 percent, from $43.7 billion at December 31, 2025 to $48.9 billion at September 30, 2026 (see Table 18). Advance demand has remained strong among FHLBank membership, especially among insurance companies and large depository institutions, which accounted for most of the growth in the first nine months of 2026 as advance rates became more attractive relative to other wholesale funding.

The advance portfolio remained concentrated in advances that reprice or mature on a relatively short-term basis. Overnight line of credit, adjustable-rate advances, and short-term fixed-rate advances represented 68.5 percent of the portfolio at September 30, 2026 compared to 61.2 percent as of December 31, 2025. This increase primarily reflected growth of $4.7 billion in overnight line of credit, particularly among large members, driven by competitive pricing relative to other wholesale funding. Large members also drove the shift from short-term fixed-rate to regular adjustable-rate advances between periods. Increasing deposit balances and/or declining loan demand at depository members could soften advance demand in future periods.

To manage interest rate risk, we use swaps to convert a significant portion of longer-term fixed-rate advances to short-term indices, synthetically creating adjustable-rate advances. Including short-term fixed-rate and adjustable-rate advances, advances that effectively reprice at least every three months represented 97.7 percent and 97.8 percent of the portfolio as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, 61.2 percent and 59.3 percent, respectively, of our members carried outstanding advance balances. Members have access to other wholesale funding sources, which may impact the demand for advances on the basis of relative cost.

Table 18 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified between periods (e.g., from fixed-rate callable advance to regular fixed-rate advance) due to the occurrence of a triggering event such as the passing of a call date.

Table 18

	09/30/2026		12/31/2025
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$11,845,476	24.2%	$7,190,659	16.5%
Adjustable-rate:
Standard advance products:
Regular adjustable-rate advances	20,229,000	41.4	14,391,900	33.0
Adjustable-rate callable advances	769,250	1.6	974,350	2.2
Standard housing and community development advances:
Adjustable-rate callable advances	13,535	—	18,535	—
Total adjustable-rate term advances	21,011,785	43.0	15,384,785	35.2
Fixed-rate:
Standard advance products:
Short-term fixed-rate advances[2]	636,413	1.3	4,130,111	9.5
Regular fixed-rate advances	12,579,016	25.7	12,514,440	28.7
Fixed-rate callable advances	43,292	0.1	52,572	0.1
Fixed-rate putable advances	1,952,700	4.0	3,362,100	7.7
Standard housing and community development advances:
Regular fixed-rate advances	164,097	0.3	184,270	0.4
Fixed-rate callable advances	458	—	458	—
Total fixed-rate term advances	15,375,976	31.4	20,243,951	46.4
Amortizing:
Standard advance products:
Fixed-rate amortizing advances	501,402	1.0	663,998	1.5
Fixed-rate callable amortizing advances	15,587	—	16,080	—
Standard housing and community development advances:
Fixed-rate amortizing advances	142,387	0.4	159,289	0.4
Fixed-rate callable amortizing advances	14,236	—	12,249	—
Total amortizing advances	673,612	1.4	851,616	1.9
TOTAL PAR VALUE	$48,906,849	100.0%	$43,671,011	100.0%

1    Represents fixed-rate line of credit advances with daily maturities.
2    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Table 19 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank.

Table 19

Borrower Name	09/30/2026		12/31/2025
	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$13,250,000	27.1%	$12,620,000	28.9%
Pacific Life Insurance Co.	4,039,976	8.3	2,289,976	5.2
United of Omaha Life Ins. Co.	3,996,300	8.2	3,204,117	7.3
BOKF, N.A.	3,730,000	7.6	2,700,000	6.2
Security Life of Denver Ins.	2,125,000	4.3	1,840,000	4.2
TOTAL	$27,141,276	55.5%	$22,654,093	51.8%

Interest income from our five largest borrowers represented 58.5 percent and 54.6 percent of advance interest income for the nine months ended September 30, 2026 and 2025, respectively.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us fixed-rate conventional and government residential mortgage loans.

The mortgage loan portfolio increased to $9.7 billion at September 30, 2026 compared to $9.4 billion at December 31, 2025. As mortgage interest rates decline, we generally expect increases in prepayments and new originations of mortgage loans. When rates increase, prepayments and originations typically decline. Acquisition activity has outpaced prepayments since the end of the year, despite marginal prepayment speed acceleration during the first half of 2026, due to origination activity at larger average loan amounts and refinance activity. Net mortgage loans as a percentage of total assets decreased from 12.1 percent as of December 31, 2025 to 11.3 percent as of September 30, 2026, primarily because higher advance balances increased total assets. The amount of new mortgage loans acquired from our PFIs during the nine months ended September 30, 2026 was $1.3 billion.

Investments: We use investments to generate income, provide liquidity, and support the primary and secondary markets for U.S. housing securities. Long-term investment securities increased $1.2 billion from December 31, 2025 to September 30, 2026 primarily due to purchases of multifamily agency commercial MBS. The short-term liquidity portfolio increased $1.6 billion from December 31, 2025 to September 30, 2026. All investments are rated single A or higher by nationally recognized statistical rating organizations (NRSRO).

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

Table 20

	09/30/2026	12/31/2025
Interest-bearing deposits	$1,786,118	$1,910,110
Federal funds sold	4,595,000	2,850,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,381,118	$4,760,110

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

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. We may extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2026, all unsecured investments were rated as investment grade based on NRSROs.

Major Security Types – See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of September 30, 2026 are summarized by security type in Table 21 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2025. Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees. At September 30, 2026 and December 31, 2025, 27.1 percent and 28.8 percent of our investment securities were variable-rate investment securities and were primarily indexed to SOFR. The majority of fixed-rate investment securities are swapped to SOFR.

Table 21

	09/30/2026					12/31/2025
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
GSE MBS	$71,961	$—	$6,096	$130	$78,187	$80,741
Total trading securities	71,961	—	6,096	130	78,187	80,741
Available-for-sale securities:
U.S. Treasury obligations	298,586	2,978,755	—	—	3,277,341	3,149,986
U.S. obligation MBS	—	—	—	48,576	48,576	60,428
GSE MBS	284,857	2,799,857	6,455,637	2,875,755	12,416,106	11,302,381
State or local housing agency obligations	—	—	52,623	20,494	73,117	57,956
Total available-for-sale securities	583,443	5,778,612	6,508,260	2,944,825	15,815,140	14,570,751
Held-to-maturity securities:
State or local housing agency obligations	—	24,395	—	—	24,395	25,615
GSE MBS	—	16,121	13,156	109,207	138,484	157,191
Total held-to-maturity securities	—	40,516	13,156	109,207	162,879	182,806

Total securities	655,404	5,819,128	6,527,512	3,054,162	16,056,206	14,834,298

Interest-bearing deposits	1,786,145	—	—	—	1,786,145	1,910,137

Federal funds sold	4,595,000	—	—	—	4,595,000	2,850,000

Securities purchased under agreements to resell	4,125,000	—	—	—	4,125,000	4,150,000
TOTAL INVESTMENTS	$11,161,549	$5,819,128	$6,527,512	$3,054,162	$26,562,351	$23,744,435

Weighted average yields[1]:
Available-for-sale securities	2.88%	3.70%	4.52%	5.05%
Held-to-maturity securities	—%	3.06%	2.59%	1.63%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Consolidated Obligations: Consolidated obligation bonds and discount notes are our primary source of funding for advances, mortgage loans, and investments. Capital markets have traditionally treated FHLBank obligations as U.S. government agency debt. Although these obligations are not explicitly guaranteed by the U.S. government, we generally have stable access to funding at spreads to U.S. Treasury rates that we consider favorable.

We are primarily and directly liable for consolidated obligations issued on our behalf, and we are jointly and severally liable with the other FHLBanks for principal and interest on all consolidated obligations. As discussed under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” we issue debt with a range of maturities and option features to manage interest rate risk and maintain sufficient levels of liquidity. We also use derivatives in conjunction with specific debt issuances to synthetically structure funding terms and costs.

Total consolidated obligations increased $7.4 billion, or 10.2 percent, from December 31, 2025 to September 30, 2026, in line with the growth in total assets. Consolidated obligation bonds represented 85.8 percent of total consolidated obligations at September 30, 2026, compared to 70.3 percent at December 31, 2025. This shift reflects an increase in short-term variable rate and swapped fixed-rate callable bonds. Callable bonds outstanding increased from $15.6 billion to $17.9 billion over the same period.

Swapped callable bonds typically pay higher coupons because the issuer has the option to redeem them. In a swapped callable bond transaction, we typically call the hedged bond if the counterparty calls the swap. Although asset composition generally drives our funding mix, market conditions may also lead us to adjust the mix of unswapped obligations and obligations swapped or indexed to SOFR or the Overnight Index Swap (OIS) rate. For additional information on market trends impacting the cost of issuing debt, see “Financial Market Trends”, “Liquidity and Capital Resources – Liquidity – Sources and Uses of Liquidity” under this Item 2.

Derivatives: The notional amount of outstanding derivatives decreased $5.1 billion, from $55.7 billion at December 31, 2025 to $50.6 billion at September 30, 2026, primarily due to decreases in interest rate swaps hedging discount notes. This decline reflects the change in debt composition discussed above. For additional information regarding the types of derivative instruments and risks hedged, see Table 26 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk”.

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

Sources and Uses of Liquidity – We manage our liquidity position to serve as a reliable and cost-effective funding source for our members, with consideration for market conditions, member demand, and the maturity profile of our assets and liabilities. We are required to comply with minimum liquidity requirements established by FHFA regulations and guidance, as well as policies established by management and our board of directors. Our primary sources of liquidity are proceeds from the issuance of consolidated obligations, our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, other secured and unsecured borrowings, interest income, and sales of unencumbered assets. During the nine months ended September 30, 2026, we maintained continuous access to funding and used these sources to fund advances, purchase mortgage loans and investments, repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock.

During the nine months ended September 30, 2026, proceeds from the issuance of bonds and discount notes (net of premiums and discounts) were $64.4 billion and $491.8 billion, respectively, compared to $61.0 billion and $441.0 billion for the nine months ended September 30, 2025. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of issuing discount notes. High demand for Agency debt has kept the spread to U.S. Treasury obligations relatively narrow. Our ability to issue debt remains robust, but supply of debt and volatility in the capital markets can impact the demand for and cost of debt issued by the FHLBanks.

Short-term liquidity includes cash, Federal funds sold, interest-bearing demand deposits, reverse repurchase agreements, and long-term investments with remaining maturities of one year or less. The maturities of our short-term liquidity investments are structured to provide periodic cash flows to support our ongoing liquidity needs. Short-term liquidity increased between periods, from $10.6 billion as of December 31, 2025 to $11.2 billion as of September 30, 2026. Fluctuations in short-term liquidity reflect the impact of regulatory requirements, anticipated member liquidity needs, and the timing of paydowns, maturities, and investment opportunities on liquidity management practices.

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

During the nine months ended September 30, 2026, advance disbursements totaled $193.4 billion compared to $190.5 billion for the prior year period. Investment purchases (excluding overnight investments) totaled $3.9 billion in the nine months ended September 30, 2026 compared to $2.3 billion for the same period in 2025. Payments on maturing and retired consolidated obligation bonds and discount notes were $46.9 billion and $501.8 billion, respectively, for the nine months ended September 30, 2026 compared to $61.0 billion and $437.3 billion for the prior year period, reflecting the cumulative effect of issuing and repaying discount notes discussed previously.

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

The FHFA also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. The current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the nine months ended September 30, 2026, we operated within those limits.

During the nine months ended September 30, 2026, we were in compliance with all regulatory liquidity requirements.

Capital: Total capital increased $383.9 million, or 9.2 percent, from December 31, 2025 to September 30, 2026 primarily due to an increase in capital stock related to advance utilization and retained earnings in excess of dividends paid, partially offset by merger-related transfers to mandatorily redeemable capital stock (see Table 22).

Table 22 provides a summary of member capital requirements under our current capital plan as of September 30, 2026 and December 31, 2025 (in thousands):

Table 22

Requirement	09/30/2026	12/31/2025
Asset-based (Class A Common Stock only)	$191,986	$188,598
Activity-based (additional Class B Common Stock)[1]	2,368,802	2,128,046
Total Required Stock[2]	2,560,788	2,316,644
Excess Stock (Class A and B Common Stock)	304,048	199,554
Total Regulatory Capital Stock[2]	$2,864,836	$2,516,198

Activity-based Requirements:
Advances[3]	$2,198,292	$1,962,101
Letters of credit	17,485	18,050
AMA assets (mortgage loans)[4]	287,227	277,664
Total Activity-based Requirement	2,503,004	2,257,815
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	57,784	58,829
Total Required Stock[2]	$2,560,788	$2,316,644

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2025 for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 9 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of September 30, 2026 and December 31, 2025.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $177.2 million for the nine months ended September 30, 2026 compared to $170.1 million for the same period in the prior year. The weighted average dividend rate was 8.62 percent and 8.57 percent for the three and nine months ended September 30, 2026, respectively, which represented a dividend payout ratio of 83.3 percent and 71.3 percent over the same respective periods. The weighted average dividend rate was 8.65 percent and 8.68 percent for the three and nine months ended September 30, 2025, respectively, which represented a dividend payout ratio of 60.9 percent and 59.1 percent over the same respective periods. The dividend payout ratio increased during 2026 due to a decline in net income while maintaining a dividend rate consistent with recent periods. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in September 2026 were based on income earned during the three months ended August 31, 2026. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2025 for other factors that contribute to the level of dividends paid.)

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

Table 23

Applicable Rate per Annum	09/30/2026	06/30/2026	03/31/2026	12/31/2025	09/30/2025
Class A Common Stock	3.75%	3.75%	3.75%	4.00%	4.25%
Class B Common Stock	9.25	9.25	9.25	9.25	9.25
Weighted Average[1]	8.62	8.52	8.57	8.55	8.65
Dividend Parity Threshold:
Average effective overnight Federal funds rate	3.67%	3.63%	3.64%	3.90%	4.30%
Spread to index	(2.00)	(2.00)	(2.00)	(2.00)	(2.00)
TOTAL (floored at zero percent)	1.67%	1.63%	1.64%	1.90%	2.30%

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

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to return an acceptable dividend to our members, support our affordable housing mission, and meet retained earnings thresholds. See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our annual report on Form 10-K for information on our enterprise risk management program. A separate discussion of market risk is included under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements".

Legislative and Regulatory Developments
FHLBank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus such as deregulation by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of FHLBank’s business operations, and could affect the financial condition, results of operations, and reputation of FHLBank. Additionally, FHLBank is subject to extensive regulatory oversight, including ongoing monitoring and targeted examinations by our regulator, which could affect our business operations and financial results.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, FHLBank Topeka and the FHLBank System. We continue to monitor the legislative and regulatory environments as they evolve and to evaluate their potential impact on us. For a discussion of related risks, see Part I, Item 1A. – “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Duration of Equity: Table 24 presents our duration of equity (DOE) in the base and the up and down 200 basis point interest rate shock scenarios:

Table 24

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2026	2.5	2.0	2.0
06/30/2026	2.0	1.9	0.8
03/31/2026	1.5	1.8	0.6
12/31/2025	1.5	1.6	0.5
09/30/2025	1.4	1.6	0.4

The primary factors contributing to the net changes in duration from June 30, 2026 to September 30, 2026 were: (1) the relative change in interest rates and the relative level of mortgage rates during the period along with variable-rate CMOs and their effective cap levels; (2) the relative percent of total assets represented by the fixed-rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period. The relative changes in interest rates and mortgage rates during the period impacted the implied forward rates and the valuation of the variable-rate CMO investments with lower effective caps as well as the sensitivity of the residential mortgage assets relative to the duration change of the associated liabilities, contributing to the increase in the asset sensitive DOE profile for all interest rate shock scenarios. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio generating a relatively stable sensitivity profile in all interest rate shock scenarios.

The significant change in interest rates during the period generally lengthened the duration profile for both the fixed-rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The change in advances during the period generated a marginally smaller contribution and an overall modest net duration profile change from the mortgage loan and unswapped callable bond portfolios. This behavior is expected since DOE is a market value weighted measure and as portfolio weightings change in relation to total market value of assets, the respective contributions increase or decrease to overall DOE. Even with the increase in our mortgage loan portfolio balance, the net impact was a slight decrease as a percentage of total assets during this period, so the duration profile changed as expected as prepayments shifted slightly for both new production mortgage loans, as well as the outstanding fixed-rate mortgage loan portfolio.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were generally replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and lock-out periods (generally six months and greater). Generally, changes in the profile of the liability portfolio correspond with the expected duration profile of the fixed-rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including changes in interest rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Part I, Item 2 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 1.3 months and 1.1 months as of September 30, 2026 and December 31, 2025, respectively.

Market Value of Equity: Table 25 presents market value of equity (MVE) as a percent of total regulatory capital stock (TRCS). As of September 30, 2026, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed-rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of September 30, 2026 (see Table 22) contributed to the MVE levels as of September 30, 2026. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

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

Table 25

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2026	158	164	165
06/30/2026	158	164	169
03/31/2026	158	163	167
12/31/2025	162	166	170
09/30/2025	155	159	162

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

Table 26

		09/30/2026		12/31/2025
		Notional
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances
Pay fixed, receive variable interest rate swap (without options)	Convert the advance’s fixed rate to a variable-rate index	$12,198,313	$113,873	$12,426,350	$206,658
Pay fixed, receive variable interest rate swap (with options)	Convert the advance’s fixed rate to a variable-rate index and offset option risk in the advance	1,952,700	—	3,362,100	—
Firm commitment to issue an advance	Protect against fair value risk	110,097	—	5,665	—
Total Advances		14,261,110	113,873	15,794,115	206,658
Investments
Pay fixed, receive variable interest rate swap (Non-MBS without options)	Convert the investment’s fixed rate to a variable-rate index	3,350,000	—	3,100,000	—
Pay fixed, receive variable interest rate swap (MBS without options)	Convert the investment’s fixed rate to a variable-rate index	8,515,825	73,014	7,145,731	74,346
Total Investments		11,865,825	73,014	10,245,731	74,346
Mortgage Loans Held for Portfolio
Mortgage Delivery Commitments	Exposure to fair value risk associated with fixed-rate mortgage purchase commitments	—	144,766	—	54,782
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap (without options)	Convert the discount note's fixed rate to a variable rate	10,105,835	—	5,412,035	12,228,449
Firm commitment to issue a consolidated obligation discount note	Protect against fair value risk	—	—	245,655	—
Total Consolidated Obligation Discount Notes		10,105,835	—	5,657,690	12,228,449
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Convert the bond’s fixed rate to a variable-rate index	1,925,000	—	1,787,000	—
Receive fixed, pay variable interest rate swap (with options)	Convert the bond’s fixed rate to a variable-rate index and offset option risk in the bond	10,578,155	—	7,805,000	750,000
Firm commitment to issue a consolidated obligation bond	Protect against fair value risk	10,000	—	10,000	—
Total Consolidated Obligation Bonds		12,513,155	—	9,602,000	750,000
Balance Sheet
Duration of equity/ Interest rate cap	Limit duration and convexity risk caused by an increase in interest rates	—	1,067,500	—	1,085,000
Duration of equity/ Interest rate floor	Limit duration and convexity risk caused by a decrease in interest rates	—	500,000	—	—
Total Balance Sheet		—	1,567,500	—	1,085,000
TOTAL NOTIONAL BY DESIGNATION		$48,745,925	$1,899,153	$41,299,536	$14,399,235

TOTAL NOTIONAL		$50,645,078		$55,698,771

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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

November 10, 2026	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
President and Chief Executive Officer

November 10, 2026	By: /s/ Philip D. Bacchus
Date	Philip D. Bacchus
Senior Vice President and Chief Financial Officer